Form 10QSB
period 1997-09-30
MINERA ANDES INC /WA
filed 1997-11-10
CIK 1030219

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

    [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

    [ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file Number 000-22731

                                MINERA ANDES INC.
        (Exact name of small business issuer as specified in its charter)

                                 ALBERTA, CANADA
         (State or other jurisdiction of incorporation or organization)

                                      NONE
                      (I.R.S. Employer Identification No.)

                    3303 N. SULLIVAN ROAD, SPOKANE, WA 99216
                    (Address of principal executive offices)

                                 (509) 921-7322
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Shares outstanding as of October 31, 1997: 19,216,050 shares of common stock, with no par value

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]


================================================================================

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

         Item 1   Consolidated Financial Statements............................3

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................9


PART II - OTHER INFORMATION

         Item 6   Exhibits and Reports on Form 8-K............................11


SIGNATURES....................................................................12

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                           CONSOLIDATED BALANCE SHEETS
                            (U.S. Dollars-Unaudited)


                                                                         September 30,                      December 31,
                                                                             1997                               1996
                                                                     ---------------------              ---------------------
                               ASSETS
Current:
               Cash                                                          $   5,285,317                      $   6,660,633
               Receivables                                                         124,180                            167,110
                                                                     ---------------------              ---------------------
                                                                                 5,409,497                          6,827,743
Mineral properties and deferred exploration costs                                5,250,711                          3,440,879
Capital assets                                                                     246,129                             48,575
                                                                     ---------------------              ---------------------
                                                                             $  10,906,337                      $  10,317,197
                                                                     =====================              =====================

                                                                                                        =====================
                            LIABILITIES
                                                                                                        =====================
Current:
               Accounts payable and accruals                                 $     109,527                      $     227,829
                                                                                   109,527                            227,829
                                                                     ---------------------              ---------------------

                        SHAREHOLDERS' EQUITY
Share capital                                                                   15,132,262                         13,365,014
Accumulated deficit                                                            (4,335,452)                        (3,275,646)
                                                                     ---------------------              ---------------------
                                                                                10,796,810                         10,089,368
                                                                     ---------------------              ---------------------
                                                                             $  10,906,337                      $  10,317,197
                                                                     =====================              =====================


        The accompanying notes are an integral part of these consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                            (U.S. Dollars-Unaudited)


                                                                                                                       Period from
                                                 Three Months    Three Months     Nine Months     Nine Months         July 1, 1994
                                                        Ended           Ended           Ended           Ended       (commencement)
                                                 September 30,   September 30,   September 30,   September 30,             through
                                                         1997            1996            1997            1996   September 30, 1997
                                                -------------   -------------   -------------   -------------   ------------------
Administration fees                             $       9,111   $       6,304   $      25,531   $      17,942        $     112,412
Audit & accounting                                     13,541           6,006          42,423          30,522               89,803
Consulting fees                                        33,439          43,016         121,843          95,075              394,663
Depreciation                                            1,013               0           1,648               0                1,648
Equipment rental                                        2,427               0           2,427             942                5,354
Foreign exchange (gain) loss                           37,300           6,397         127,338         (23,809)              75,787
Insurance                                                 639               0             639               0                  639
Legal                                                  16,553          10,014         114,224          40,453              223,810
Materials & supplies                                    5,000               0           5,012          13,052               40,199
Office overhead                                        81,543          61,232         405,923         192,182              683,989
Telephone                                              11,523          14,902          43,812          36,874              171,449
Transfer agent                                          2,466           3,493           6,206           7,201               37,166
Travel                                                 16,406           6,863          41,026          32,400              138,563
Wages & benefits                                       53,519          41,685         163,603         122,656              450,070
Write-off of deferred expenditures                          0               0               0               0            1,528,647
                                                -------------   -------------   -------------   -------------        -------------
Total expenses                                        284,480         199,912       1,101,655         565,490            3,954,199
Interest income                                       (41,648)              0        (128,983)              0             (202,787)
Loss for the period                                   242,832         199,912         972,672         565,490            3,751,412
Accumulated deficit, beginning of the period        4,088,497       2,250,935       3,275,646       1,798,026                    0
Share issue costs                                       4,123          82,760          87,134         170,091              566,825
Deficiency on acquisition of subsidiary                     0               0               0               0               17,215
                                                -------------   -------------   -------------   -------------        -------------
Accumulated deficit, end of the period          $   4,335,452   $   2,533,607   $   4,335,452   $   2,533,607        $   4,335,452
                                                =============   =============   =============   =============        =============
Loss per common share                           $        0.01   $        0.01   $       0 .06   $        0.05        $        0.35
                                                =============   =============   =============   =============        =============
Weighted average shares outstanding                19,200,012      13,866,705      17,222,432      12,150,432           10,848,605
                                                =============   =============   =============   =============        ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                  CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES
                         AND DEFERRED EXPLORATION COSTS
                            (U.S. Dollars-Unaudited)


                                                                                                                       Period from
                                                 Three Months    Three Months     Nine Months     Nine Months         July 1, 1994
                                                        Ended           Ended           Ended           Ended       (commencement)
                                                 September 30,   September 30,   September 30,   September 30,             through
                                                         1997            1996            1997            1996   September 30, 1997
                                                -------------   -------------   -------------   -------------   ------------------
Administration fees                             $       5,080   $       7,181   $      19,821   $      24,411        $     276,697
Assays & analytical                                    35,169          24,668         172,970          70,132              509,348
Construction & trenching                                    0          75,334          27,987         253,332              436,962
Consulting fees                                        23,295          15,194          71,666          40,427              542,473
Depreciation                                           12,335           6,336          22,050           8,448               36,834
Drilling                                                    0          96,170          54,805          96,720              280,050
Equipment rental                                            0          13,902          38,959          45,862              207,634
Geology                                               137,112         153,773         594,898         407,652            1,757,033
Geophysics                                             54,658          45,201          54,658          78,599              131,460
Insurance                                              12,826          15,376          28,515          30,564              102,754
Legal                                                  38,179          15,075          76,966          40,510              345,599
Maintenance                                            11,701          23,084          26,763          35,622               86,812
Materials & supplies                                   18,349          17,624          51,647          49,753              293,715
Project overhead                                       11,745          13,436          31,922          23,903              194,035
Property & mineral rights                             120,294          40,242         296,958          79,046              863,374
Telephone                                               1,468           1,814           4,508           3,442               29,465
Travel                                                 46,213          24,755         143,443          68,371              413,728
Wages & benefits                                       32,816          32,597          91,296          98,278              395,246
                                                -------------   -------------   -------------   -------------        -------------
Costs incurred during the period                      561,240         621,762       1,809,832       1,455,072            6,903,219

Deferred costs, beginning of period                 4,689,471       2,718,280       3,440,879       2,534,970                    0
Deferred costs acquired                                     0               0               0               0              576,139
Deferred costs written off                                  0               0               0               0           (1,528,647)
Mineral property option proceeds                            0               0               0        (650,000)            (700,000)
                                                -------------   -------------   -------------   -------------        -------------
Deferred costs, end of the period               $   5,250,711   $   3,340,042   $   5,250,711   $   3,340,042        $   5,250,711
                                                =============   =============   =============   =============        =============


        The accompanying notes are an integral part of these consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                            (U.S. Dollars-Unaudited)


                                                                                                                       Period from
                                                 Three Months    Three Months     Nine Months     Nine Months         July 1, 1994
                                                        Ended           Ended           Ended           Ended       (commencement)
                                                 September 30,   September 30,   September 30,   September 30,             through
                                                         1997            1996            1997            1996   September 30, 1997
                                                -------------   -------------   -------------   -------------   ------------------
Operating Activities
     Loss for the period                        $    (242,832)  $    (199,912)  $    (972,672)  $    (565,490)       $  (3,751,412)
     Non-cash items:
            Write-off of incorporation costs                0               0               0               0                  665
            Write-off of deferred expenditures              0               0               0               0            1,528,647
            Depreciation                                1,013               0           1,648               0                1,648
                                                -------------   -------------   -------------   -------------        -------------
                                                     (241,819)       (199,912)       (971,024)       (565,490)          (2,220,452)
     Net changes in non-cash working
       capital items                                 (258,907)         83,547         (75,373)        100,146              (14,652)
                                                -------------   -------------   -------------   -------------        -------------
     Cash used in operating activities               (500,726)       (116,365)     (1,046,397)       (465,344)          (2,235,104)
                                                -------------   -------------   -------------   -------------        -------------

Financing Activities
     Shares issued for cash                            78,146       1,194,899       1,767,248       4,903,730            9,683,387
     Share subscription received                            0               0               0               0            4,873,336
     Shares issued for subsidiaries                         0               0               0               0              575,537
     Advances from related parties                          0      (1,174,150)              0      (1,278,181)                   0
     Share issue costs                                 (4,123)        (82,760)        (87,134)       (170,091)            (566,825)
                                                -------------   -------------   -------------   -------------        -------------
     Cash (used in) provided by
       financing activities                            74,023         (62,011)      1,680,114       3,455,458           14,565,435
                                                -------------   -------------   -------------   -------------        -------------

Investing Activities
     Incorporation costs                                    0               0               0               0                 (665)
     Purchases of capital assets                     (202,448)          6,336        (199,201)        (54,911)            (247,776)
     Mineral properties and deferred
       exploration costs                             (561,240)       (621,762)     (1,809,832)     (1,455,072)          (6,903,219)
     Acquisition of subsidiaries                            0               0               0               0             (593,354)
     Mineral property option proceeds                       0               0               0         650,000              700,000
                                                -------------   -------------   -------------   -------------        -------------
     Cash used in investing activities               (763,688)       (615,426)     (2,009,033)       (859,983)          (7,045,014)
                                                -------------   -------------   -------------   -------------        -------------

Increase (decrease) in cash                        (1,190,391)       (793,802)     (1,375,316)      2,130,131            5,285,317
Cash, beginning of the period                       6,475,708       3,451,953       6,660,633         528,020                    0
                                                -------------   -------------   -------------   -------------        -------------
Cash, end of the period                         $   5,285,317   $   2,658,151   $   5,285,317   $   2,658,151        $   5,285,317
                                                =============   =============   =============   =============        =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (U.S. Dollars-Unaudited)


1.   ACCOUNTING POLICIES

The accompanying consolidated financial statements of Minera Andes Inc. (the "Corporation") for the three month and nine month periods ended September 30, 1997 and 1996 and for the period from commencement (July 1, 1994) through September 30, 1997 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 3. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 1996 financial information has been derived from the Corporation's audited consolidated financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996. The accounting policies set forth in the audited annual consolidated financial statements are the same as the accounting policies utilized in the preparation of these consolidated financial statements, except as modified for appropriate interim presentation.

2.   MINERAL PROPERTIES

Santa Clara Project
The Santa Clara property was subject to a joint venture with Cominco Ltd. ("Cominco"), under the terms of a Memorandum of Understanding signed between the Corporation and Cominco in March, 1996. During July, 1997, Cominco advised the Corporation that it would be terminating the Memorandum of Understanding with respect to Santa Clara, and this was effected during the third quarter of 1997 (after the required 60 days notice). This also terminated the relationship between the Corporation and Cominco.

3. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Differences between Canadian and U.S. generally accepted accounting principles as they pertain to the Corporation relate to accounting for share issue costs, loss per share, non-cash issuance of common shares and the acquisition of Scotia Prime Minerals, Incorporated ("Scotia"), and are described in Note 13 to the Corporation's consolidated financial statements for the year ended December 31, 1996.

The impact of the above on the interim consolidated financial statements is as follows:

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                            (U.S. Dollars-Unaudited)


                                                   Three Months Ended                      Nine Months Ended
                                           ----------------------------------      ----------------------------------
                                           Sept. 30, 1997      Sept. 30, 1996      Sept. 30, 1997      Sept. 30, 1996
                                           --------------      --------------      --------------      --------------
Accumulated deficit, end of period,
per Canadian GAAP                          $    4,335,452      $    2,533,607      $    4,335,452      $    2,533,607
Adjustment for acquisition of Scotia              248,590             248,590             248,590             248,590
Adjustment for share issue costs                 (566,825)           (420,838)           (566,825)           (420,838)
                                           --------------      --------------      --------------      --------------
Accumulated deficit, end of period,
per U.S. GAAP                              $    4,017,217      $    2,361,359      $    4,017,217      $    2,361,359
                                           ==============      ==============      ==============      ==============


                                             September 30,        December 31,
                                                     1997                1996
                                           --------------      --------------
Share capital, per Canadian GAAP           $   15,132,262      $   13,365,014
Adjustment for acquisition of Scotia              248,590             248,590
Adjustment for share issue costs                 (566,825)           (479,691)
                                           --------------      --------------
Share capital, per U.S. GAAP               $   14,814,027      $   13,133,913
                                           ==============      ==============



                                                                  Period from
                                                                 July 1, 1994
                                                                (commencement)
                                                                      through
                                                               Sept. 30, 1997
                                                               --------------
Loss for the period, per Canadian GAAP                         $    3,751,412
Adjustment for acquisition of Scotia                                  248,590
                                                               --------------
Loss for the period, per U.S. GAAP                             $    4,000,002
                                                               ==============
Loss per common share, per U.S. GAAP                           $         0.37
                                                               ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements
-----------------------------------------
The information in this report includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. Factors that could cause results to differ materially from those projected include, but are not limited to, results of current exploration activities, the market price of precious and base metals, the availability of joint venture partners or sources of financing, and other risk factors detailed in the Corporation's Securities and Exchange Commission filings.

Overview
--------
The principal business of the Corporation is the exploration and development of mineral properties, consisting of mineral rights and applications for mineral rights, covering approximately 210,000 hectares in six provinces in the Republic of Argentina. The lands are comprised of option-to-purchase contracts, exploration and mining agreements and direct interests through the Corporation's filings for exploration concessions. The Corporation carries out its business by acquiring, exploring and evaluating mineral properties through its ongoing exploration program. Following exploration, the Corporation either seeks to enter joint ventures to further develop these properties or disposes of them if the properties do not meet the Corporation's requirements. The Corporation's properties are all early stage exploration properties and no proven or probable reserves have been identified.

Plan of Operations
------------------
The Corporation has budgeted and plans to spend approximately $2.7 million over the next 12 months for mineral property and exploration activities on its properties in Argentina. Most of these funds will be expended through the end of the 1997/1998 field season, which the Corporation expects will end in May 1998. The Corporation believes that its existing funds and projected sources of funds will be sufficient to finance this planned exploration and the related ongoing activities for this future period. If the Corporation were to determine to develop a property or group of properties beyond the stage of exploration, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt or a combination of equity and debt. The Corporation has no current plans to seek such financing and there is no assurance that such financing, if necessary, would be available to the Corporation on favorable terms, if at all.

Results of Operations
---------------------
Third quarter 1997 compared with third quarter 1996
---------------------------------------------------
The Corporation had a net loss of $243,000 for the third quarter of 1997, compared with a net loss of $200,000 for the third quarter of 1996. The major factors in the higher loss during the quarter this year were a foreign exchange loss on Canadian invested funds which resulted from adverse movement in the exchange rate for the Canadian dollar, and additional costs resulting from the Corporation's increased investor relations activities and expanded operations. Total mineral property and deferred exploration costs during the quarter were $561,000 in 1997, compared with $622,000 in 1996. This decrease resulted from the fact that the Corporation performed trenching and drilling on its properties in 1996 but not in 1997. This decrease was partially offset by higher property and mineral rights expenditures in 1997 on new properties and on properties which had previously been subject to joint ventures (with the joint venture partners picking up these costs).

Nine months ended September 30, 1997 compared with nine months ended
September 30, 1996
---------------------------------------------------------------------
The Corporation had a net loss of $973,000 for the nine months ended September 30, 1997, compared with a net loss of $565,000 for the comparable period in 1996. The increase resulted from an increase in general and administrative expenses and office overhead incurred as a result of the Corporation's financing and investor relations activities and expanded operations. The foreign exchange loss during the nine months in 1997 was $127,000 compared with a gain of $24,000 in 1996, again the result of adverse movements in the Canadian dollar during the last twelve months. These additional expenses were offset by interest income of $129,000 earned on invested balances received as a result of the Corporation's equity financings. The Corporation had no interest income in the comparable period in 1996. Total mineral property and deferred exploration costs during the nine months were $1.8 million in 1997 compared with $1.5 million in 1996. There were, however, significant differences within categories of expenditures from 1996 to 1997. During the 1996 period the Corporation spent $350,000 on construction, trenching and drilling, compared with $83,000 during the 1997 period. Also during the 1997 period, the Corporation performed more early stage exploration (including mapping, sampling and analytical work) on several new properties which have not yet reached the drilling stage, resulting in additional assaying and analytical costs ($173,000 in 1997 compared with $70,000 in 1996) and geological consulting costs ($595,000 in 1997 compared with $408,000 in 1996). The Corporation also spent $297,000 during the 1997 period on property and mineral rights, compared with $79,000 in 1996. Deferred expenditures related to mineral properties and exploration increased to $5.25 million at September 30, 1997 compared with $3.34 million a year earlier.

Liquidity and Capital Resources
-------------------------------
Due to the nature of the mining industry, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future.

At September 30, 1997, the Corporation had cash and cash equivalents of $5.3 million, compared to cash and cash equivalents of $2.7 million as of September 30, 1996. This increase is due to the receipt of proceeds from the Corporation's 1996 equity financings and the exercise of warrants issued in an earlier financing. Working capital at September 30, 1997 was $5.3 million.

The Corporation's operating activities used $1.0 million in the nine months of 1997 compared with $457,000 in the same period in 1996. This reflects the additional general and administrative, financing and investor relations expenditures in 1997 compared with 1996. Financing activities dropped from $3.5 million during the nine months in 1996 (from an equity private placement and the Cominco private placement) to $1.7 million in 1997 (from the issuance of common shares upon exercise of warrants). Net cash used in investing activities increased from $0.9 million during the 1996 period to $2.0 million in 1997, reflecting higher expenditures during the 1997 period. During the 1996 period, the Corporation received $0.7 million in mineral option proceeds.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           Not Applicable

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           Not Applicable

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits.

                  The following are filed as exhibits to this Quarterly Report:

                       27       Financial Data Schedule

           (b)    Reports on Form 8-K:  None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MINERA ANDES INC.


Date:  November 10, 1997               By: /s/ ALLEN V. AMBROSE
       -----------------                   -------------------------------------
                                           Allen V. Ambrose
                                           President



Date:  November 10, 1997               By: /s/ ALLAN J. MARTER
       -----------------                   -------------------------------------
                                           Allan J. Marter
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                  EXHIBIT INDEX


         Exhibit
         Number            Description

         27.               Financial Data Schedule