Form 10KSB
period 1997-12-31
MINERA ANDES INC /WA
filed 1998-03-30
CIK 1030219

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)

   |X| Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

   | |   Transition report under section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from _______ to _______

                        Commission file number 000-22731

                                MINERA ANDES INC.
                 (Name of small business issuer in its charter)

                                 Alberta, Canada
         (State or other jurisdiction of incorporation or organization)

                                      None
                      ( I.R.S. Employer Identification No.)

                3303 N. Sullivan Road, Spokane, Washington 99216
                    (Address of principal executive offices)

                                 (509) 921-7322
                           (Issuer's telephone number)


Securities registered under Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered:
Common shares without par value       The Alberta Stock Exchange

Securities registered under Section 12(g) of the Act:
None


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

State issuer's revenues for its most recent fiscal year:  Nil

The aggregate market value of the voting stock held by non-affiliates as of February 27, 1998 was $12,435,020.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes o No o

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 27, 1998, 19,216,050 common shares of the Registrant were outstanding.

Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").

                     Transitional Small Business Disclosure
                     Format (Check one:)     Yes | | No |X|

================================================================================

                                TABLE OF CONTENTS


PART I                                                                     Page
------                                                                     ----

     Item 1          Description of Business                                  2

     Item 2          Description of Properties                                9

     Item 3          Legal Proceedings                                       27

     Item 4          Submission of Matters to a Vote
                     of Security Holders                                     28

PART II

     Item 5          Market for Common Equity and Related
                     Shareholder Matters                                     28

     Item 6          Management's Discussion and Analysis
                     of Financial Condition and Results of Operations        28

     Item 7          Financial Statements                                    31

     Item 8          Changes in and Disagreements With Accountants
                     on Accounting and Financial Disclosure                  52

PART III

     Item 9          Directors, Executive Officers, Promoters and
                     Control Persons; Compliance with Section 16(a)
                     of the Exchange Act                                     52

     Item 10         Executive Compensation                                  54

     Item 11         Security Ownership of Certain Beneficial Owners
                     and Management                                          57

     Item 12         Certain Relationships and Related Transactions          59

     Item 13         Exhibits and Reports on Form 8-K                        59

                                     PART I

Preliminary Note Regarding Forward-Looking Statements; Currency Disclosure

     The information set forth in this report in Item 1 - "Description of Business" and in Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Certain factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in Item 1 - "Description of Business-Considerations Related to Minera Andes' Business."

     All currency amounts in this report are stated in U.S. dollars unless otherwise indicated. On March 24, 1998, the late New York trading rate of exchange, as reported by The Wall Street Journal for conversion of United States dollars into Canadian dollars was U.S. $1.00 = Cdn $1.42 or Cdn $1.00 = U.S. $0.705.

ITEM 1. DESCRIPTION OF BUSINESS

     Minera Andes Inc. ("Minera Andes" or the "Corporation") is engaged in the exploration and development of mineral properties located in the Republic of Argentina. The Corporation's objective is to identify and acquire properties with promising mineral potential, explore them to an advanced stage or to the feasibility study stage, and then, if warranted, to pursue development of the properties, typically through joint ventures or other collaborative arrangements with partners that have expertise in mining operations.

     The Corporation's business grew out of a program begun by N.A. Degerstrom, Inc., a contract mining company based in Spokane, Washington ("Degerstrom"), to identify properties in Argentina that possessed promising mineral potential. Based on the study of available remote sensing satellite data and experience gained from drilling work performed by Degerstrom, beginning in 1991 Degerstrom identified a number of areas which it believed had exploration potential and began the process of filing applications for exploration concessions with the provincial governments in Argentina and negotiating option agreements with private landowners. Degerstrom conveyed these property interests to the Corporation in 1995. See "Description of Properties - The Degerstrom Agreement" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Corporation's current properties and projects consist of mineral rights and applications for mineral rights covering approximately 225,736 hectares in six provinces. The lands comprise option to purchase contracts, exploration and mining agreements and direct interests through the Corporation's filings for exploration concessions. The Corporation's properties are all early stage exploration prospects. No proven or probable reserves have yet been identified. See "Description of Properties." The Corporation has no employees, as it is staffed by N.A. Degerstrom, Inc. personnel (4 persons) under the Operating Agreement.

Operating Structure

     The Corporation is the product of an amalgamation in November 1995 of Minera Andes and Scotia Prime Minerals, Incorporated, a then inactive Alberta corporation which had previously had its Common Shares listed for trading on The Alberta Stock Exchange ("ASE"). The Corporation's interests in its Argentina properties are held through two Argentinean subsidiaries: Minera Andes S.A. ("MASA") and NAD S.A. ("NADSA"). MASA was incorporated under the laws of the Republic of Argentina in September 1994. NADSA was incorporated under the laws of the Republic of Argentina in July 1994.

                            |----------------------|
                            |   Minera Andes Inc.  |
                            |----------------------|
                                        |
                        95%--------------------------91.6%
                         |                            |
                         |                            |
                    |---------|                       |
                    |  Minera |                  |-----------|
                    |  Andes  |                  | NAD S.A.  |
                    |  S.A.   |                  |-----------|
                    |---------|


     The Corporation holds 19 of the 20 issued and outstanding shares of MASA and 11 of the 12 issued and outstanding shares of NADSA as well as an irrevocable transferrable option to purchase the one remaining MASA share and an irrevocable transferrable option to purchase the one remaining NADSA share. Each of those single shares are held by a natural person shareholder as required by local law.

     Degerstrom provides management services to the Corporation and acts as operator of the Corporation's properties and projects pursuant to an operating agreement entered into in March 1995 ("Operating Agreement"). Under the Operating Agreement, Degerstrom operates and manages the exploration program on all properties and provides related offsite administrative assistance as required. This agreement allows the Corporation to minimize its overhead by providing for reimbursement to Degerstrom of direct out of pocket and certain allocated indirect costs and expenses and the payment of a management fee of 15%. See "Description of Properties - the Degerstrom Agreement" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Degerstrom is principally involved in contract mining and operates its own independently owned mines and mines in joint venture with other mining companies. Degerstrom provides a full range of contract services including geological studies, site drilling, metallurgical analysis, and engineering of pit, process and recovery systems.

     The Corporation's management office is 3303 North Sullivan Road, Spokane, Washington, 99216, while the principal business address of the Corporation is Coronel Moldes 837, (5500) Mendoza, Argentina. The registered address of the Corporation is 1600, 407 2nd Street S.W., Calgary, Alberta, T2P 2Y3 Canada.

Considerations Related to Minera Andes' Business

     Ownership of the Corporation's Common Shares involves a high degree of risk. Shareholders should consider, among other things, the following factors relating to the Corporation's business and properties and its present stage of development:

     Risks Inherent in Minerals Exploration. There are a number of uncertainties inherent in any exploration or development program, including location of economic ore bodies, the development of appropriate metallurgical processes, and the receipt of necessary governmental permits. Substantial expenditures may be required to pursue such exploration and, if warranted, development activities. Assuming discovery of an economic ore body and depending on the type of mining operation involved, several years may elapse from the initial stages of development until commercial production is commenced. New projects frequently experience unexpected problems during exploration and development stages and frequently result in abandonment of the properties as potential development projects. Most exploration projects do not result in the discovery of minable deposits of ore. There can be no assurance that the Corporation's exploration efforts will yield reserves or result in any commercial mining operations.

     Many of the properties that the Corporation intends to explore in Argentina are the subject of applications for concessions, many of which have not yet been granted. The filing of an application for concession grants the holder the exclusive right to obtain the concession conditioned on the outcome of the approval process. The approval process is an administrative procedure under the authority of the province in which the property is located. The process includes a public notice and approval procedure allowing third parties to give notice of opposition or prior claim, if any, before the title to the concession is granted. The approval process may take many months to complete. Although the Corporation believes that it has taken all necessary steps with respect to the application, approval and registration process for the property concessions it has currently applied for and property transactions to which it is a party, there is no assurance that any or all applications will result in issued concessions or that the public registrations will be timely approved.

     Risks Inherent in the Mining Industry. Exploration, development and mining operations are subject to a variety of laws and regulations relating to exploration, development, employee safety and environmental protection; mining activities are subject to substantial operating hazards including rock bursts, cave-ins, fires and flooding, some of which are not insurable or may not be insured for economic reasons. The Corporation currently has no insurance against such risks. The Corporation may also incur liability as a result of pollution and other casualties involved in the drilling and mining of ore. There may be limited availability of water and power, which are essential to mining operations; and interruptions may be caused by adverse weather conditions.

     The Corporation or joint venture or investment partners must obtain necessary governmental approvals and make necessary capital expenditures before production may commence on most of its projects. Significant capital expenditures will also be required to bring them into production. The Corporation may obtain funds for a portion of these capital expenditures from joint venture or investment partners. However, there can be no assurance that such joint venture or investment partners will provide such funds or that such project financing will be available to the Corporation on acceptable terms. The number of potential sources of third-party project financing for mining projects is limited.

     Minera Andes is subject to additional risks, including that a large number of companies, many of which are significantly larger and have greater financial and technical resources than Minera Andes, compete in the acquisition, exploration and development of mining properties; mining projects are highly speculative and involve substantial risks, even when conducted on properties known to contain significant quantities of mineralization.

     Need for Additional Capital. The exploration and, if warranted, development of Minera Andes' properties will require substantial financing. The Corporation's ability to obtain additional financing will depend, among other things, on the price of gold, silver, copper and other metals and the industry's perception of their future price. Therefore, availability of funding depends largely on factors outside of the Corporation's control, and cannot be accurately predicted. Failure to obtain sufficient financing could result in delay or indefinite postponement of exploration, development or production on any or all of Minera Andes' projects or loss of properties. For example, certain of the agreements pursuant to which the Corporation has the right to conduct exploration activities carry work commitments which, if not met, could result in the Corporation losing its right to acquire an interest in the subject property. There can be no assurance that additional capital or other types of financing will be available when needed or that, if available, the terms of such financing will be favorable to Minera Andes.

     Competitive Business Conditions. The exploration and development of mineral properties in the Republic of Argentina is a highly competitive business. A large number of companies compete with the Corporation in the acquisition, exploration and development of mining properties. Many of these competing companies are significantly larger than the Corporation and have substantially greater economic and technical resources than the

Corporation. While the Corporation seeks to compete by identifying properties for exploration, acquiring exclusive rights to conduct such exploration and carrying out exploration and development of the properties with joint venture or investment partners, there can be no assurance that the Corporation will be successful in any of these efforts.

     Foreign Operations. All of Minera Andes' properties are located in Argentina. Argentina has recently emerged from periods of political and economic instability. While current indications are that such instability is diminishing, there are no guarantees that this will continue. Foreign properties, operations and investments may be adversely affected by local political and economic developments, including nationalization, exchange controls, currency fluctuations, taxation and laws or policies as well as by laws and policies of the United States and Canada affecting foreign trade, investment and taxation. It is important that the Corporation maintain good relationships with the governments in Argentina. The Corporation may not be able to maintain such relationships if the governments change. Argentina has and is developing new bodies of law that will impact the conduct of business generally and mining operations in particular. Future laws (including tax laws) could adversely affect the conduct of business and mining operations.

     Difficulties in Developing Remote Areas. Many of the areas in which the Corporation is conducting exploration and, if warranted, development activities are in particularly remote and mountainous regions, with limited infrastructure and limited access to essential resources. Exploration or development projects in these areas may require the Corporation or its joint venture partners to develop power sources, transportation systems and communications systems, and to secure adequate supplies of fuel, machinery, equipment and spare parts. Consequently, exploration and development in these areas is particularly difficult, requiring significant capital expenditures, and may be subject to cost over-runs or unanticipated delays.

     Fluctuation in the Price of Minerals. The market price of minerals is volatile and beyond the control of the Corporation. If the price of a mineral should drop dramatically, the value of the Corporation's properties which are being explored or developed for that mineral could also drop dramatically and the Corporation might not be able to recover its investment in those properties. The decision to put a mine into production, and the commitment of the funds necessary for that purpose, must be made long before the first revenues from production will be received. Price fluctuations between the time that such a decision is made and the commencement of production can change completely the economics of the mine. Although it is possible to protect against price fluctuations by hedging in certain circumstances, the volatility of mineral prices represents a substantial risk in the mining industry generally which no amount of planning or technical expertise can eliminate.

     Environmental and Other Laws and Regulations. Mining operations and exploration activities in Argentina are subject to various federal, provincial and local laws and regulations governing mineral rights, exploration, development and mining, exports, taxes, labor, protection of the environment and other matters. Compliance with such laws and regulations may necessitate significant capital outlays, materially affect the economics of a given project, or cause material changes or delays in the Corporation's intended activities. Minera Andes has obtained or is in the process of obtaining authorizations currently required to conduct its operations. New or different standards imposed by governmental authorities in the future or amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have an adverse impact on Minera Andes' activities.

     Control by Single Shareholder; Conflicts of Interest. Degerstrom beneficially owns approximately 26% of the outstanding voting securities of the Corporation and therefore can exert significant influence in the election of the Corporation's directors and have substantial voting power with respect to other matters submitted to a vote of the shareholders. The interests of Degerstrom with respect to any transaction involving actual or potential change in control of the Corporation or other transactions may differ from those of the Corporation's other shareholders.

     Certain directors and officers of the Corporation are also directors, officers or employees of the Corporation's majority shareholder, Degerstrom and of other natural resource and mining companies. As a result, conflicts may arise between the obligations of these directors to the Corporation and to these other entities. Certain directors and officers of the Corporation have other full time employment or other business or time restrictions placed on them and accordingly, these directors and officers may not be able to devote full time to the affairs of the Corporation.

     Transactions With Degerstrom; Dependence on Key Personnel. The Corporation has entered into an Operating Agreement with Degerstrom. See "Description of Properties - The Degerstrom Agreement." This agreement is not the result of arm's-length negotiations between independent parties. There can be no assurance that the Operating Agreement or any future agreements will be effected on terms comparable to those that would have resulted from negotiations between unaffiliated parties. Such agreements may be amended by the Corporation and Degerstrom, by mutual agreement. Degerstrom is not required to devote its personnel and resources exclusively to, or for the benefit of, the Corporation. There can be no assurance that the services to be provided by Degerstrom will be available to the Corporation at all times. Moreover, the Corporation's success will be dependent upon the services of certain executive officers, including Allen Ambrose and Brian Gavin, who are also employees of Degerstrom. Degerstrom pays compensation and provides other benefits to these individuals. Minera Andes does not have employment contracts with nor does it maintain key person life insurance for Mr. Ambrose or Mr. Gavin.

     Liquidity; Limited Trading Market. There currently is a limited trading market for the Corporation's securities. There is no assurance that an active trading market will ever develop. Investment in the Corporation is not suitable for any investor who may have to liquidate such investment on a timely basis and should only be considered by investors who are able to make a long-term investment in the Corporation.

Glossary of Geologic and Mining Terms; Statement of Abbreviations and Conversion Factors

     "anomalous" means either a geophysical response that is higher or lower than the average background or rock samples that return assay values greater than the average background;

     "Bankable Feasibility Study" means the study, prepared to industry standards, based upon which a bank or other lending institution may loan the Corporation, MASA or NADSA funds for production development on the Claims;

     "breccia" means a course grained rock, composed of angular broken rock fragments held together by a finer grained matrix;

     "Cateo" means an exploration concession for mineral rights granted to an individual or company in the Republic of Argentina, as defined by the Republic of Argentina Mining Code, as amended;

     "Claims" means the Cateos, Manifestacion de Descubrimiento, Mina, Estaca Mina (as defined by the Republic of Argentina Mining Code, as amended) described herein issued to NADSA, MASA or the Corporation by the government of Argentina or any provincial government;

     "Estaca Mina" means areas granted to extend the area covered by existing Minas;

     "grab sample" means one or more pieces of rock collected from a mineralized zone that when analyzed do not represent a particular width of mineralization nor necessarily the true mineral concentration of any larger portion of a mineralized area;

     "igneous rock" means a rock formed by the cooling of molten rock either underground or at the surface of the earth;

     "intrusive rock" means an igneous rock that, when in the molten or partially molten state, penetrated into or between other rocks, but cooled beneath the surface.

     "Manifestacion de Descubrimiento" (literally, manifestation of discovery) means the intermediate stage between the exploration phase and exploitation phase of development;

     "metamorphic rock" means an igneous or sedimentary rock that has been altered by exposure to heat and pressure (resulting from deep burial, contact with igneous rocks, compression in mountain building zones or a combination of these factors) but without complete melting. Metamorphosis typically results in partial recrystallization and the growth of new minerals. "Metasediment" refers to metamorphosed sedimentary rock. "Metavolcanics" refers to metamorphosed volcanic rock;

     "Mina" means an exploitation grant based on Manifestacion de
Descubrimiento;

     "net smelter return royalty" is a form of royalty payable as a percentage of the value of the final product of a mine, after deducting the costs of transporting ore or concentrate to a smelter, insurance charges for such transportation, and all charges or costs related to smelting the ore. Normally, exploration, development and mining costs are not deducted in calculating a net smelter return royalty. However, such royalties are established by contract or statute (in the case of property owned by governments), and the specific terms of such contracts or statutes govern the calculation of the royalty.

     "net profits royalty" is a form of royalty payable as a percentage of the net profits of a mining operation. In contrast to net smelter return royalties, costs relating to exploration, development and mining may be deducted from the net proceeds of the operation in calculating the royalty. However, such royalties are established by contract or statute (in the case of property owned by governments), and the specific terms of such contracts or statutes govern the calculation of the royalty.

     "porphyry" means an igneous rock of any composition that contains conspicuous large mineral crystals in a fine-grained ground mass;

     "Underlying Royalty" means any royalties on the Claims that are part of the lease, purchase or option of said Claim from the owner or any royalties that may be imposed by the provincial government;

     "vein" means a mineral filling of a fault or fracture in the host rock, typically in tabular or sheet-like form;

     "VLF-EM" means a very low frequency electromagnetic geophysical instrument used in exploration to measure variances of conductivity in surficial sediments and bedrock;

     "volcanic rock" (basalt, pillowed-flows, rhyolite) means an igneous rock that has been poured out or ejected at or near the earth's surface;

     "volcanoclastic rock" (wacke, tuff, turbidite) means a sedimentary rock derived from the transportation and deposition of volcanic rock fragments by air
(tuff) or water (wacke or turbidite)

     The following is a list of abbreviations used throughout this Report for technical terms:

Ag                silver
Au                gold
As                arsenic
Cu                copper
g/t Au            grams per tonne gold
g/t Ag            grams per tonne silver
g/t               grams per tonne
ha                hectare(s)
Hg                mercury
IP/RES            induced polarization and resistivity (survey)
kg                kilogram(s)
km                kilometer(s)
m                 meter(s)
Mo                molybdenum
NSR               Net Smelter Return
oz                ounce
Pb                lead
ppb               parts per billion
ppm               parts per million
Sb                antimony
sq.               square
VLF-EM            very low frequency electromagnetic (survey)
Zn                zinc

     The following table sets forth certain standard conversions from Standard Imperial units to the International System of Units (or metric units).

To Convert From Imperial               To Metric               Multiply by
acres                                  hectares                0.404686
feet                                   meters                  0.30480
miles                                  kilometers              1.609344
tons                                   tonnes                  0.907185
ounces (troy)/ton                      grams/tonne               34.2857
1 mile = 1.609 kilometers
1 yard = 0.9144 meters
1 acre = 0.405 hectares
2,204.62 pounds = 1 metric ton = 1 tonne
2,000 pounds (1 short ton) = 0.907 tonnes
1 ounce (troy) = 31.103 grams
1 ounce (troy)/ton = 34.2857 grams/tonne


ITEM 2. DESCRIPTION OF PROPERTIES

     The principal business of the Corporation is the exploration and development of mineral properties ("Claims") located in the Republic of Argentina. The Corporation's interests in the Claims are held through MASA and NADSA. MASA holds properties and is the company in which the daily business operations are conducted. NADSA holds properties and drilling equipment under a temporary importation permit. MASA and NADSA were formed and registered as mining companies in order for the Corporation to receive the benefits of the new mining laws in Argentina. The principal properties of the Corporation are described under the heading "Principal Properties" below.

The Degerstrom Agreement

     A number of the Claims were originally held by Degerstrom. Pursuant to the March 1995 Asset and Share Acquisition Agreement to which the Corporation, MASA, NADSA and Degerstrom are parties (the "Degerstrom Agreement"), Degerstrom transferred its interest in those Claims to NADSA and MASA in consideration for a royalty. Degerstrom also conveyed the MASA and NADSA capital stock it held to the Corporation. In consideration for those shares, Minera Andes (i) issued to Degerstrom 4,000,000 Common Shares and the right to acquire an additional 1,213,409 Common Shares if any of the properties comprising the Claims became the subject of a Bankable Feasibility Study, (ii) agreed to pay a royalty on any existing or future properties held by the Corporation or its affiliates as described below, and (iii) agreed to pay the aggregate amount of the cost and expenses incurred by Degerstrom on behalf of the Corporation from July 1, 1994 through March 15, 1995. Minera Andes also acquired from Brian Gavin, an officer of the Corporation, the shares he held in MASA.

     The royalty payable to Degerstrom by both NADSA and MASA will be a percentage of the net smelter return earned on those Claims or any future Claims acquired by those parties. The Claims are subject to a royalty equal to the difference between 3 percent and the Underlying Royalty, subject to a maximum royalty of 2 percent. If any party acquires all or part of the Underlying Royalty, the royalty payable, if any, to Degerstrom will not increase. If Degerstrom collects a royalty on any of the Claims held by the parties, each party shall at any time have the option, upon giving notice to Degerstrom, to repurchase up to one-half of the royalty payable to Degerstrom upon payment of $1,500,000, for each one percent of the royalty repurchased.

     NADSA, MASA, Degerstrom and the Corporation also entered into an Operating Agreement, appointing Degerstrom as operator of the Claims and any future Claims acquired in Argentina. Under the terms of the Operating Agreement, Degerstrom operates and manages the exploration program on all properties and provides related offsite administrative assistance as required. In consideration for these operating services, Degerstrom is entitled to reimbursement for its costs of labor, materials and supplies incurred in connection with its services plus an additional 15% of such costs as a management fee. Included in the Operating Agreement are fixed rates for the equipment owned by Degerstrom. Degerstrom has the right to terminate the Operating Agreement if the Corporation does not maintain a program and budget in excess of Cdn $300,000 per year. If the Corporation elects to develop a property and contract with a third party for development or production, the Corporation must give notice to Degerstrom of the terms and conditions of the proposed arrangement. Degerstrom has the right for a period of 30 days to meet the contract bid by a third party.

                              PRINCIPAL PROPERTIES

Recent Mining and Economic History in Argentina

     Argentina is the second largest country in South America, over 2.7 million square km in area. In 1983, Argentina returned to a multi-party democracy, which brought to an end nearly a half century of military intervention and political instability. The country then began to stabilize; however, it was not until 1989, with the election of the current government under president Carlos Menem, that Argentina's economy began to improve. Menem initiated serious economic reforms that included the privatization of many state companies and the implementation of the Convertibility Plan, which fixed the Argentine peso to the US dollar at par, fully backed by reserves of foreign exchange, gold and dollar-denominated bonds of the Central Bank of Argentina. Results of the reforms have been positive; Argentina's gross domestic product grew at up to 8% per annum in the early 1990s and inflation has dropped to between 1 and 3% per annum. However, Argentina is currently recovering from a recession. The government is focused on diversifying the economy to increase exports and decrease Argentina's dependency on imports. The country is encouraging foreign investment.

     The government is actively revitalizing the mineral sector. In 1993, the Mining Investments Act instituted a new system for mining investment to encourage mineral exploration and foreign investment in Argentina. Key incentives provided by the Act include: guaranteed tax stability for a 30 year period, 100% income tax deductions on exploration costs, accelerated amortization of investments in infrastructure, machinery and equipment, and the exemption from import duties on capital goods, equipment and raw materials used in mining and exploration. Repatriation of capital or transfer of profits are unrestricted. Argentina's mineral resources, owned by its 23 provinces, are subject to a provincial royalty capped at 3% of the "mouth of mine" value of production, although provinces may opt to waive their royalties.

     Argentina's mineral potential is largely unknown, particularly in comparison to that of its immediate neighbors. Until recently, Argentina has been relatively under-explored and, as a consequence, there is a lack of information pertaining to the country's resource base. Copper and gold mineralization discovered to date occurs predominantly in the southern Andean copper belt which extends over 1,000 km through northwestern Argentina. Deposits that are currently under development include the Bajo de la Alumbrera, Agua Rica and El Pachon deposits. In addition, gold deposits are concentrated in the Argentine portion of the Central Andes' Maricunga-El Indio gold belts and in the newly discovered Santa Cruz gold belt in southern Patagonia.

     In 1989, fewer than a dozen foreign exploration companies had offices in Argentina; currently there are approximately 60 such companies. Exploration expenditures have grown from $5 million in 1991 to over $90 million in 1995.

     The Corporation initiated gold exploration in Argentina in 1991, in conjunction with Degerstrom. As of December 1997, the Corporation had Argentine land holdings totaling 225,736 ha in six Argentine provinces (Figure 1). The Corporation's exploration efforts initially focused on evaluating prospects generated by 1960's United Nations development exploration programs and on targets generated by satellite image analysis. The Corporation developed techniques of processing and interpreting satellite imagery to assist in identifying promising exploration targets. Currently, the Corporation is completing exploration work that includes geophysical surveys, mechanical trenching and reverse-circulation drilling on the most advanced targets in their property portfolio, and conducting grassroots exploration to evaluate their other properties and to generate new targets.

Property And Title

     The laws, procedures and terminology regarding mineral title in Argentina differ considerably from those in the United States and in Canada. Mineral rights in Argentina are separate from surface ownership and are owned by the federal government or the provinces, depending on the territory in which they are located. Mineral rights are administered by the provinces. The following summarizes some of the Argentinean mining law terminology in order to aid in understanding the Corporation's land holdings in Argentina.

1. Cateo: A cateo is an exploration concession which does not permit mining but gives the owner a preferential right to a mining concession for the same area. Cateos are measured in 500 ha unit areas. A cateo cannot exceed 20 units (10,000 ha). No person may hold more than 400 units in a single province. The term of a cateo is based on its area: 150 days for the first unit (500 ha) and an additional 50 days for each unit thereafter. After a period of 300 days, 50% of the area over 4 units (2,000 ha) must be dropped. At 700 days, 50% of the area remaining must be dropped. Time extensions may be granted to allow for bad weather, difficult access, etc. Cateos are identified by a file number or "expediente" number.

     Cateos are awarded by the following process:

     (a) Application for a cateo covering a designated area. The application describes a minimum work program for exploration;
     (b) Approval by the province and formal placement on the official map or graphic register;
     (c)  Publication in the provincial official bulletin;
     (d)  A period following publication for third parties to oppose the claim.
     (e)  Awarding of the cateo.

     The length of this process varies depending on the province, and commonly takes up to 2 years. Accordingly, cateo status is divided into those that are in the application process and those that have been awarded. If two companies apply for cateos on the same land, the first to apply has the superior right. During the application period, the first applicant has rights to any mineral discoveries made by third parties in the cateo without its prior consent. While it is theoretically possible for a junior applicant to be awarded a cateo, because applications can be denied, the Corporation knows of no instances where this has happened.

     Applicants for cateos may be allowed to explore on the land pending formal award of the cateo, with the approval of the surface owner of the land. The time periods after which the owner of a cateo must reduce the quantity of land held does not begin to run until 30 days after a cateo is formally awarded. The Corporation's goal is to determine whether its cateos contain commercial grade ore deposits before portions of the cateos must be relinquished. The Corporation's ability to do so is dependent upon adequate financing for exploration activities. It is likely that several of the Corporation's cateos will be relinquished after preliminary exploration because no promising mineral deposits have been discovered.

     Until August 1995, a "canon fee", or tax, of $400 per unit was payable upon the awarding of a cateo. A recent amendment to the mining act requires that this canon fee be paid upon application for the cateo.

2. Mina: To convert an exploration concession to a mining concession, some or all of the area of a cateo must be converted to a "mina". Minas are mining concessions which permit mining on a commercial basis. The area of a mina is measured in "pertenencias". Each mina may consist of two or more pertenencias. "Common pertenencias" are six hectares in size and "disseminated pertenencias", 100 ha (relating to disseminated deposits of metals rather than discrete veins). The mining authority may determine the number of pertenencias required to cover the geologic extent of the mineral deposit in question. Once granted, minas have an indefinite term assuming exploration development or mining is in progress. An annual canon fee of $80 per pertenencia is payable to the province.

Minas are obtained by the following process:

     (a) Declaration of manifestation of discovery ("MD"), in which a point within a cateo is nominated as a discovery point. The MD is used as a basis for location of pertenencias of the sizes described above. MD's do not have a definite area until pertenencias are proposed. Within a period following designation of an MD, the claimant may do further exploration, if necessary, to determine the size and shape of the orebody.

     (b) Survey ("mensura") of the mina. Following a publication and opposition period and approval by the province, a formal survey of the pertenencias (together forming the mina) is completed before the granting of a mina. The status of a surveyed mina provides the highest degree of mineral land tenure and rights in Argentina.

3. Estaca Minas: These are six-hectare extensions to existing surveyed minas that were granted under previous versions of the mining code. Estaca minas are equivalent to minas. Estaca minas were eliminated from the mining code in August 1996.

4. Provincial Reserve Areas: Provinces are allowed to withdraw areas from the normal cateo/mina process. These lands may be held directly by the province or assigned to provincial companies for study or exploration and development.

     All mineral rights described above are considered forms of real property and can be sold, leased or assigned to third parties on a commercial basis. Cateos and minas can be forfeited if minimum work requirements are not performed or if annual payments are not made. Generally, notice and an opportunity to cure defaults is provided to the owner of such rights.

     Grants of mining rights include water rights, subject to the rights of prior users. Further, the mining code contains environmental and safety provisions, administered by the provinces. Prior to conducting operations, miners must submit an environmental impact report to the provincial government, describing the proposed operation and the methods to be used to prevent undue environmental damage. The environmental impact report must be updated biennially, with a report on the results of the protection measures taken. If protection measures are deemed inadequate, additional environmental protection may be required. Mine operators are liable for environmental damage. Violators of environmental standards may be caused to shut down mining operations.

General Discussion of Andean Geology as it Relates to Mineral Deposits

     The Andes Mountain Range running along the western edge of South America, including the western portions of Argentina, is a dynamic portion of the earth's crust. Conditions there have been favorable for the formation of metal ore deposits for the past 100 million years. Since the late 1960s geologists around the world have realized that the continents and ocean floors of the earth's crust consist of many individual plates which move against each other, more or less "floating" on the next deeper layer of the earth, referred to as the mantle. Where these crustal plates rub against each other, earthquakes are common. Where one plate is overridden by another (referred to as a "subduction zone"), the lower plate may partially melt, causing liquid rock to rise through the plates.

     In particular, along the western edge of South America, the Pacific Ocean floor is being overridden by South America, creating many folds and faults in the edge of the continent, with attendant earthquakes. As the ocean floor is pushed under the continent, parts of the slab (up to 70 km thick) are melted and rise upward, intruding into the crust of South America. Some of this melted rock cools underground, creating bodies of granite. The granite may later be exposed by erosion of the mountain ranges. Other portions of the molten rock reach the surface and form the volcanoes of the Andes. With the molten rock come superheated fluids that carry sulphur and metals such as copper and gold. These minerals are deposited in and around the intrusive and volcanic rocks. Persistent hot springs, as in Yellowstone National Park, may concentrate deposits of metals. Weathering of ore deposits can cause metals in the rock and soil to dissolve and be concentrated at lower levels.

     There has been relatively continuous intrusive and volcanic activity along the Andean chain for over 100 million years, creating a very good environment for metal deposits. As explained above, while numerous gold and copper deposits have been developed in the Andes Mountains in neighboring Chile, the similar terrain in Argentina has only recently been opened to exploration. Minera Andes was one of the first companies to obtain valuable exploration rights in Argentina, and has a substantial number of promising properties which it is systematically exploring for metal deposits.

Minera Andes Properties

     The sections that follow discuss certain of the properties that are or have been the subject of joint venture agreements with third parties or which have been more intensively explored by the Corporation.

                                    Figure 1

           [Map illustrating Minera Andes current projects and mines]

A.   Santa Clara Project Summary

     1.      Santa Clara Project Location

     The Santa Clara Project area is located in northwest Mendoza Province, approximately 63 km west of the city of Tupungato, at latitude 33(degree)12'00"S and longitude 69(degree)7'00"W. Good road access exists to the project area. Elevations at Santa Clara range from 2,500 m to 4,600 m with moderate to rugged relief.

     2.      Santa Clara Project Geology

     The Santa Clara Project is located within metamorphic and intrusive rocks of the Frontal Cordillera. Basement rocks at Santa Clara comprise metasediments and igneous rocks and volcanic sediments ranging in age from billions of years old to about 300 million years old. These rocks are intruded by granite and other intrusive and volcanic rocks with ages ranging from 200 million years old to the present.

     3.      Santa Clara Project Exploration

     The Santa Clara Project was first explored in the 1960s under the United Nations-Argentine Government Plan Cordillerano. The property was recognized as hosting porphyry copper potential and an exploration campaign consisting of geological mapping, geochemical surveys (stream sediment, soil and rock chip) and an induced polarization geophysical survey was completed. In addition, diamond drilling was completed in 28 holes to depths ranging from 70 m to 110. In 1982-83, Fabricaciones Militares explored a portion of the Santa Clara area for molybdenum. The work consisted of geologic mapping, planimetric surveys, an induced polarization geophysical survey and two drill holes.

     Since 1994, MASA has completed property-wide prospecting and stream sediment sampling surveys which clearly defined a porphyry copper center at Tres Quebradas . In addition, four areas of anomalous gold values were outlined; Tres Quebradas (north of the copper zone), Quebrada del Norte, Quebrada del Azufre and Arroyo Metales. Each of these targets was systematically explored by detailed mapping and sampling in subsequent exploration programs.

      In 1997, prior to the termination of the joint venture, the Corporation's partner, Cominco, constructed access roads and drilled four diamond drill holes to explore the copper potential of the Quebrada del Azufre zone. The continued focus of exploration at Santa Clara is the evaluation of the area's porphyry copper potential. Minera Andes is currently offering the project for joint venture with major mining companies.

     4.      Santa Clara Project Ownership

     The Santa Clara Project comprises at total of 26,580 ha in 8 cateos and 14 manifestations of discovery. All landholdings are currently held by MASA under an option to purchase agreement, or directly.

     MASA is party to an option-to-purchase agreement with Messrs. Carotti and Giustozzi, of the city of Mendoza. MASA can earn 100% interest in the property by making payments totaling $1,950,000 by October, 1998. The property is subject to a 0.5% net smelter return royalty to the owner or, in the case of their cateo being superseded by a manifestation of discovery from an adjacent cateo belonging to MASA, a 2.5% net smelter royalty on ore mined from their cateo capped at the total option price. MASA may also exercise the Santa Clara option at any time by paying the balance in five semi-annual payments from the date of exercise.

     In 1995, the owners and the Corporation rescheduled the payments due under the option to purchase contract. This was done because two of the seven cateos and one of the twelve manifestations of discovery were pending in a provincial park boundary dispute which could have affected a portion of the property. The boundaries of the Volcan Tupungato Provincial Park were extended in April 1994 to cover sixty percent of the pre-existing mineral rights at Santa Clara. This status would have prohibited mining. The provincial mining authorities confirmed the validity of the mining rights at Santa Clara in January 1996, and permission was received for continued exploration in March 1996. Provincial Law 6459 was passed on January 2, 1997 to exclude existing mineral properties from the provincial park.

     Through December 31, 1997, option payments totaling $265,000 have been made. Due to current conditions in the equity markets for junior exploration and mining companies and metal prices, the Corporation is currently renegotiating the contract with the landowners.

     Canon fees due on these Santa Clara properties in 1998 total $12,280. Mina survey costs are estimated at $30,000 for 1998. Mendoza Province has waived its rights to a royalty.

     The Corporation signed a Memorandum of Understanding in March 1996 with Cominco providing for a joint venture on the Santa Clara and Pino Andino properties. However, after compiling and evaluating data on the Santa Clara and Pino Andino properties during the first six months of 1997, Cominco terminated the Memorandum of Understanding with respect to Pino Andino in February 1997 and with respect to Santa Clara in July 1997.

B.   Pino Andino Project Summary

     1.      Pino Andino Project Location

     The Pino Andino Project property package is located 250 km northwest of the city of Neuquen, in Neuquen Province at latitude 38(0)02'00"S and longitude 70(0)29'00"W in an area that consists of gentle rolling hills; elevations range from 900 m to 2,300 m.

     2.      Pino Andino Project Geology

     The Pino Andino Project area is principally underlain by Jurassic sedimentary rocks that dip gently to the east into the Neuquen Basin. Cretaceous diorite and granodiorite intrudes the Jurassic sequence in the western property area. The stocks are part of an extensive north-south belt of intrusions. Late Tertiary to Quaternary tuffs occur in the extreme west.

     3.      Pino Andino Project Exploration

     A number of old trenches, test pits and minor open cuts are evidence of historical exploration of galena-bearing quartz veins. Similar evidence exists at numerous copper carbonate (malachite) occurrences scattered throughout the property.

     Following the acquisition of the property in 1994, MASA completed property-scale and detailed exploration work at Pino Andino, including a 10-hole reverse-circulation drill program in 1995 and ground geophysical surveys in 1996 which outlined a zone of gold mineralization and a potentially large zone of porphyry copper mineralization.

     In late 1995, a 10-hole, 1,005 m reverse-circulation drill program was completed at Pino Andino. Eight of 10 holes returned significant intercepts of copper and/or gold mineralization..

     In 1996, with Cominco as operator of the joint venture, an exploration program including geophysical surveys and reverse-circulation drilling was completed. Also in 1996, Cominco completed a campaign of reverse-circulation drilling (10 holes totaling 2,000 m). Cominco concluded that within the drill zone there is little possibility of encountering an open pittable economic reserve. Work by Cominco did not include additional exploration of the gold mineralization encountered in the 1995 drilling campaign Cominco terminated the Memorandum of Understanding with respect to Pino Andino in February 1997.

     In April of 1997 the Corporation completed a nine hole reverse-circulation drilling program to test gold targets left untested by the Cominco drilling. This drilling failed to delineate gold or copper mineralization in economic quantities.

     4.      Pino Andino Project Ownership

     In December 1997, due to prevailing conditions in the junior mining equity markets and low precious metal prices, the Pino Andino Project was abandoned and all contracts with underlying landowners were terminated, resulting in a write-off of deferred expenditures of $1,083,862.

C.   San Juan Project Summary

     1.      San Juan Project Location

     The San Juan Province Project comprises seven properties totaling 43,070 ha in southwestern San Juan Province. Elevation ranges from 2,500 m to 5,500 m and moderate to high relief.

     2.      San Juan Area Project Geology

     The project area extends from the western margin of the Cordillera Frontal to the Cordillera Principal. The area is principally underlain by Permo-Triassic Choiyo Group volcanic rocks, a multi-phase igneous sequence comprising volcanic breccias, ignimbrites, tuffs and rhyolites, intruded by granites and overlain by extrusive acidic volcanic rocks. Jurassic continental, marine and volcanic derived sedimentary rocks unconformably overly Permo-Triassic rocks. The youngest rocks in the project area comprise Tertiary volcanic and intrusive rocks, which are common hosts of epithermal gold mineralization as evidenced by deposits in the Chilean Andes.

     3.      San Juan Project Exploration

     No formal records of previous exploration in the project area exist. Evidence of prospecting (small trenches or pits) exists on some of the cateos. The area is currently active with predevelopment at the El Pachon copper deposit and advanced exploration at the Araya (Cu), Los Piuquenes (Cu), Cenicero (Au) and La Poposa (Au) projects.

     The San Juan Province Project is a regional reconnaissance program, focussed on epithermal gold and gold porphyry targets in the eastern cordillera. Work during 1997 was divided into two categories: a) Work on lands controlled by the Corporation; and, b) Generative work on lands being considered for acquisition.

             a.    The Corporation Lands

     All of the lands in the project were acquired based on the results of satellite image analysis. Preliminary field examination, including rock chip sampling and property-wide stream sediment sampling, has been completed on all properties

     Detailed work at Los Chonchones included reconnaissance scale geologic mapping and geochemical surveys. Results returned a number of anomalous gold and/or copper values in all sample types, scattered throughout the colour anomalies and concentrating in the center of the southwest anomaly. Several major mining companies are looking at Los Chonchones for a possible joint venture.

             b.    Generative Program

     Due to the intense competitor activity in western San Juan Province generative work is concentrated on evaluating available third-party properties. A large number of property submittals are under review by the Corporation.

     Through December 31, 1997, the Corporation expended $367,431 on the San Juan Project (net of write-offs for properties abandoned).

     4.      San Juan Area Project Ownership

     The seven applications for cateos total 43,070 ha. At present, these lands are not subject to a royalty, however, the government of San Juan has not waived its rights to retain up to a 3% "mouth of mine" royalty from production. Property canon fees for all properties are $34,240.

D.   Agua Blanca Project Summary

     1.      Agua Blanca Project Location

     The Agua Blanca Project is located approximately 220 km northwest of the city of San Juan in San Juan Province, at latitude 30(degree)08'00"S, longitude 69(degree)45'00"W . The property (totaling 39,426 ha) lies in the southeastern extension of the El Indio Gold Belt which hosts the El Indio, Tambo and Pascua (Nevada) epithermal Au-Ag deposits. Agua Blanca is accessed by paved Provincial Route 436 to the town of Las Flores, 180 km northwest of San Juan, and from there by 25 km of gravel road to the base of the Quebrada Mondaca. A rough, four wheel drive road continues 25 km up the quebrada to reach the center of the property. The city of San Juan offers the most complete range of services and camp supplies. Elevations on the property range from 3,300 m to 5,300 m, with moderate relief that permits foot access to most areas of the property. Water is plentiful and the climate consistent with semi-arid to arid Andean locations, hot dry days and cool nights for much of the year. Winter months are snowy with sub-zero temperatures.

     2.      Agua Blanca Project Geology

     The eastern portion of the property is underlain by Carboniferous age Agua Blanca Formation sedimentary rocks and Permo-Triassic Colanguil Batholith granitoids. To the west, volcanic rocks of probable Tertiary age predominate. The sequence of volcanic rocks ranges in composition from andesite to rhyolite and includes flows, tuffs and, possibly, volcaniclastic rocks. The stratigraphy strikes northerly and dips gently to the east. A number of diorite plugs intrude the volcanic package.

     Exploration to date has focussed on the Tertiary sequence in two main areas, Quebrada Mondaca and Arroyo del Agua Blanca, where numerous zones of intense hydrothermal alteration occur that are also visible on satellite images of the area. Argillic (kaolinite) and sericitic alteration predominates in volcanic rocks; intense potassic alteration occurs in diorite. Silicification occurs locally in all rock types and magnetite veining to magnetite breccias occur extensively throughout the dioritic unit. Weak, propylitic alteration is widespread on the property. Disseminated pyrite mineralization occurs variably throughout the zones of alteration. Minor chalcopyrite and arsenopyrite mineralization occur locally, associated with potassic alteration and silicification respectively.

     3.      Agua Blanca Project Exploration

     Between 1985 and 1994, a number of limited prospecting and sampling excursions were conducted in the Agua Blanca property area by the Asociacion Cooperadora Instituto de Investigaciones Mineras ("ACIIM") in conjunction with the property owner, Adonis Cantoni. Their work succeeded in outlining zones of intense hydrothermal alteration with anomalous values of gold and silver.

     Since 1994, MASA has completed three exploration programs at Agua Blanca to explore the Quebrada Mondaca and Arroyo del Agua Blanca areas. In 1995, MASA constructed a 25 km road to access the property from the head of Quebrada Mondaca drainage. Exploration efforts have included property-scale geologic mapping, prospecting and detailed sampling. Results indicated the presence of a gold or copper- gold porphyry system in the area of the Quebrada Mondaca. A total of 532 rock chip, talus and stream sediment samples have been collected on the property.

     The Corporation signed an agreement with Newcrest Resources, Inc. creating a joint venture on the property in April 1996.

     During 1996 Newcrest, as operator of the joint venture, completed a work program consisting of geologic mapping and rock chip sampling at Quebrada Mondaca. Some 330 rock chip samples and 144 trench samples were collected. Geologic and alteration mapping was done over 24 sq km. Geophysical surveys (IP, resistivity and ground magnetics) indicated areas with magnetic signatures indicative potassic alteration and quartz-magnetite stock work zones, while chargeability anomalies flank the magnetic anomalies, and appear to correspond in part to outcropping phyllic (quartz-sericite-pyrite) alteration, and in part to propylitic assemblages which also contain some disseminated pyrite.

     In March 1997 Newcrest completed a 12-hole, 2,819-meter RC drilling program, which showed the area to be widely mineralized in both gold and copper. Gold mineralization is present in both potassically altered rock, and, at higher concentrations, in zones of phyllic alteration. The grade tends to improve with depth. Potassic alteration, including zones of quartz-magnetite stockwork, and phyllic alteration, are mapped as scattered occurrences over an area in excess of ten square km, and extend from the site of the current drilling in Quebrada Mondaca into the adjacent Quebrada Agua Blanca drainage. Additional drilling, particularly to target the phyllic alteration zones, appears to be warranted.

     As of December 31, 1997, the Corporation had spent $680,717 on Agua Blanca. Newcrest paid all expenditures on the project between April 1996 and March 1997, and incurred expenses of approximately $429,000 during that time.

     4.      Agua Blanca Project Ownership

     The Agua Blanca property package (39,426 ha) is currently held by MASA under two agreements:

     a) A four-year option-to-purchase with Adonis Cantoni dated June 21, 1995. This option-to-purchase calls for option payments totaling $920,000 and a final buy out of $1,080,000 to earn 100% interest in the property claims. The property is subject to a net smelter royalty equal to the difference between 4.5% and the amount charged by the province, with a maximum of 3% to the owner. This agreement was renegotiated in December of 1997 resulting in extension of the option period to March 2001. Option payments for 1998 amount to $150,000.

     b) A three-year option-to-purchase with Juan Lirio dated October 2, 1997. This agreement calls for payments of $225,000 over three years and a final purchase payment of $575,000.

     Under the agreement signed in April 1996, Newcrest was given the option to earn a 51% interest in the joint venture by making exploration expenditures of $3,800,000 over four years, paying all associated land and option payments, and making cash payments totaling $350,000 during the first year. After conducting the drilling program during 1996, Newcrest elected to return the property to the Corporation in March 1997. The Corporation is now responding to expressions of interest from other mining companies who wish to participate in exploration of the property. Management believes that the results on the property to date justify further exploration expenditures.

E.   Mendoza Project Summary

     1.      Mendoza Project Location

     The Mendoza Project consists of five properties totaling 32,080 ha and a generative program targeting the western or Andean part of Mendoza Province. Most of the properties are only workable on a seasonal basis as they are located at elevations greater than 3,000 m in generally rugged terrain with limited water and minimal vegetation.

     2.      Mendoza Project Geology

     The Mendoza Project is focussed on those areas of Cordilleran Mendoza that are underlain by a generally north-trending fold and thrust belt of Mesozoic sedimentary rocks. These rocks host the numerous known skarn occurrences in western Mendoza and are permissive for sediment-hosted epithermal gold deposits.

     The Mesozoic sediments overlie a basement of Paleozoic metasedimentary and igneous rocks, and are intruded by Tertiary stocks, dykes, and sills. The sediments are locally overlain by Tertiary volcanics that constitute possible hosts for epithermal gold.

     3.      Mendoza Project Exploration

     The cordilleran part of Mendoza Province was explored in the late 1960s and early 1970s under the Plan Cordillerano of the United Nations and the Argentine government. That program identified skarn copper and iron occurrences as well as several significant copper and/or molybdenum resources and prospects. Work to date has consisted of evaluation of lands held by MASA and generative exploration efforts.

             a.    MASA Properties

     Cateos held or controlled by MASA were selected on the basis of satellite image anomalies, compilation of available geologic information, and/or the presence of known alteration or mineralization. At the Palau Mahuida property sampling identified an anomalous Au-As + Zn-Ag-Sb metal association with up to 230 ppb Au. A colour anomaly near the Chilean border is to be evaluated on the Paso Pehuenche property. Work in late 1996 identified a large altered area and led to staking the Diamante cateo.

             b.    Generative Work

     Generative work will continue in conjunction with evaluation of property submittals. Periodic review of the land status in Cordilleran Mendoza will enable identification of additional opportunities.

     Through December 31, 1997, the Corporation has expended a total of $343,788 on Mendoza (net of write-offs for properties abandoned).

     4.      Mendoza Project Ownership

     The Mendoza Project area properties are held as five applications for cateos comprising 32,080 ha owned by MASA. Land holding costs for 1998 are estimated at $25,160.

F.   Santa Cruz Project Summary

     1.      Santa Cruz Project Location

     MASA's properties are located in the Andean Cordillera, near the Chilean-Argentine border and in the Deseado massif of north central Santa Cruz. The Rio Late property (10,000 ha) is located 140 km southwest of Perito Moreno in northwestern Santa Cruz and the contiguous El Pluma/Cerro Saavedra properties (29,400 ha) are located 50 km east of Perito Moreno. Access to the properties ranges from road access to El Pluma and Cerro Saavedra to mule or helicopter access at Rio Late.

     2.      Santa Cruz Project Geology

The Rio Late cateo is underlain by quartz-mica schists of the Paleozoic Rio Lacteo Formation, silicic pyroclastic rocks of the Jurassic El Quemado formation, and granodiorite of the Creteceous-Tertiary San Lorenzo complex (Granodiorita Penitentes). The El Pluma and Cerro Saavedra cateos are underlain by andesitic to rhyolitic pyroclastic rocks of the Jurassic Bahia Laura Group. The Bahia Laura Group rocks host the Cerro Vanguardia epithermal gold deposit and are the target of MASA's generative program in Santa Cruz Province.

     3.      Santa Cruz Project Exploration

     Santa Cruz is one of Argentina's lesser-explored provinces. The area was under the Argentine government-United Nations' regional exploration Plan Patagonia-Comahue in the 1970s. In the 1980s FOMICRUZ, S.E., a state owned company, completed reconnaissance surveys in the province to delineate areas of interest for mineral reserves. The recent discovery of the Cerro Vanguardia epithermal gold deposit in eastern Santa Cruz and the commencement of production at the Fachinal epithermal gold deposit located immediately over the border in Chile, has attracted a great deal of exploration activity to the region.

     Reconnaissance exploration has been completed at Rio Late. Since MASA's discovery of the El Pluma/Cerro Saavedra area in March of 1997 the Corporation has completed reconnaissance and detailed geologic mapping, stream sediment sampling, soil sampling and rock chip sampling. Additionally, ground magnetic and CSAMT geophysical resistivity surveys have been completed. A 2000 m program of reverse- circulation drilling commenced in January of 1998.

     The Corporation has expended approximately $239,753 through December 31, 1997, on the Santa Cruz Project and $335,704 on the El Pluma/Cerro Saavedra properties.

     4.      Santa Cruz Project Ownership

     The Santa Cruz Project area is made up of eight applications for cateos totaling 39,400 ha. Seven of these cover the El Pluma/Cerro Saavedra properties. The cateos are located in the western half of the province of Santa
Cruz.

     All of the cateos are presently controlled 100% by MASA subject to the Degerstrom Agreement and may be subject to a provincial royalty. Holding costs for 1998 are $8,000.

G.   Chubut Project Property Summary

     1.      Chubut Project Location

     Minera Andes currently holds five applications for cateo on properties in the Precordilleran region of Chubut. These properties are located at moderate elevations (500 to 1500 m above sea level) in western Chubut Province in a belt 60 km north and 100 km south of the city of Esquel. Access to the properties is by dirt road and trail.

     2.      Chubut Project Geology

     Jurassic-Cretaceous volcanic terranes have been the focus of exploration in the southern Chilean Cordillera over the past decade. These rocks are potential hosts of epithermal gold and gold rich replacement deposits attested to by the discoveries, in Chile, at Fachinal (epithermal Au-Ag) and El Toque (base metal, strata bound replacement deposit with a minor precious metal credit). In Argentina, rocks of the same age and type occur in both Andean and extra-Andean Patagonia which are relatively unexplored.

     3.      Chubut Project Exploration

     Chubut was included in the United Nations and Argentina government's Plan Patagonia-Comahue exploration program in the 1960s and 1970s. This campaign delineated several prospects with weak to moderate base metal anomalies. The samples were not analyzed for their precious metal content.

     In 1997 Minera completed reconnaissance surface sampling and mapping on five properties in the western Chubut Province, Argentina. This work indicates the potential for mineralized epithermal and porphyry or intrusive-related systems.

     At the El Valle property the initial exploration located a north-northeast trending zone of illitic alteration and mineralization about 1.5 km wide and three km long. Numerous northwest and northeast trending veins, some up to five meters wide and more than 500 m long, have also been located in tuffaceous rocks within the zone of alteration. The zone is open to the west and south under Quaternary alluvium in valleys, and open-ended to the north and east under Quaternary alluvium and post-mineral Tertiary basalt.

     Results from the 40-sample reconnaissance program on this property show gold values ranging from below detection limit to 7.9 g/t. Several high values, above 3 g/t gold, are from outcrops and float from multi-stage epithermal quartz veins. Some of the samples with low gold values show strongly anomalous pathfinder elements such as mercury (in the low 2,000 to 13,000 ppb range) that may indicate higher levels in the gold system.

     The Corporation has expended $127,256 through December 31, 1997, on the Chubut Project.

     4.      Chubut Project Ownership

     The Corporation currently controls five applications (totaling 29,520 ha) for cateos in Chubut Province.

H.   La Horqueta Project Summary

     1.      La Horqueta Project Location

     The La Horqueta Project is located in central Mendoza Province, approximately 200 km south of the city of Mendoza, at latitude 34(degree)36'00"S and longitude 68(degree)55'00"W. Access is provided to the project by paved road from Mendoza to the city of San Rafael, and then by approximately 85 km of paved and gravel roads. Elevations range from 1,150 m to 1,600 m.

     2.      La Horqueta Project Geology

     The project area is underlain by a Precambrian and Paleozoic sequence of marine sediments and Carboniferous sedimentary and volcanic rocks and pyroclastics in the San Rafael Block. The property straddles the contact between Precambrian La Horqueta Formation metasediments (phyllites and schists) and Carboniferous Lower Imperial Group sediments (feldspathic sandstones, argillites and quartzites). A dacitic, quartz-feldspar phyric porphyry stock is exposed in the central property area and has been assigned a Tertiary age, although the stock may be as old as Permian.

     A westerly trending zone of intense argillic and(quartz) sericite-pyrite alteration and mineralization approximately 400 m x 1,500 m in area occurs in the porphyry in the central property area. Disseminated pyrite mineralization occurs in variable amounts throughout the zone. Anomalous gold mineralization trends westerly along N70(degree)E and N70(degree)W structures and occurs in zones of intense fracturing associated with phyllic alteration and quartz-pyrite veins and stock works.

     3.      La Horqueta Project Exploration

     A number of very small adits and trench-like excavations are present on the La Horqueta cateo which attest to the historical exploitation of narrow fluorite veins.

     In 1995, the Corporation completed mapping and sampling programs to evaluate the La Horqueta cateo property-wide and a detailed program that focussed on the central area.

     In July 1996, a campaign of detailed structural mapping, induced polarization and ground magnetic geophysical surveys and mechanical trenching was completed over 45 line km of grid in the central area and dipole-dipole induced polarization was conducted in areas of gradient array anomalies. Three km of road access and 1.2 km of trenching were completed in the central basin area between geophysical anomalies.

     In late 1996, a 17-hole reverse-circulation reconnaissance drilling program totaling 2,260 m tested portions of the 1500 x 400 meter altered zone with coincident geophysical and geochemical anomalies.

     4.      La Horqueta Project Ownership

     Following the equivocal results from the Corporation's drilling and difficulty of attracting a joint venture partner to continue exploration work, the La Horqueta properties were abandoned in December 1997, and mineral properties and deferred exploration costs of $1,116,156 were written-off.

I.   Arroyo Nuevo Project Summary

     1.      Arroyo Nuevo Project Location

     The Arroyo Nuevo Project is located 35 km west of the town of Chos Malal, in northwest Neuquen Province at latitude 37(degree)17'00"S, longitude 70(degree)40'00"W. Good road access is provided to the property area by a combination of paved highway and gravel road. Local topography is of moderate relief with elevation ranges from
900 m to 2,100 m.

     2.      Arroyo Nuevo Project Geology

     The area is underlain by a sequence of gently dipping Jurassic volcano-sedimentary rocks intruded by small stocks of Cretaceous-Tertiary porphyritic dacite. Tertiary andesite and basalt flows cap the sequence. Jurassic rocks include tuffaceous sandstone, pyroclastic tuff breccias, quartzite, shale and carbonate rocks. Steeply dipping, northeast trending faults and structures predominate in the property area. In the area around the barite mine, flat lying barite veins to 5 m in thickness occur along bedding-parallel faults within a large zone of weakly silicified and pyritized sedimentary rocks. Carbonate rocks are locally jasperoidal.

     3.      Arroyo Nuevo Project Exploration

     At the turn of the century, placer gold mining operations were working drainages in the project area and numerous small trenches and old workings attest to the historical exploitation of narrow, polymetallic veins. At Arroyo Nuevo, a small barite mine has been in operation since the 1970s. Between 1993 and 1995, Placer Dome completed an exploration program over a large area of reserve land leased from CORMINE S.E.P. that included the Arroyo Nuevo Project area.

     In 1994, MASA investigated the Arroyo Nuevo project area in a regional reconnaissance program. The program focussed on the barite mine area and included 1:1250 scale mapping, rock chip sampling and soil sampling over a zone of jasperoid in carbonate rocks over 1,000 m along strike, with a strong multi-element (Au, Ag, Zn, As) soil anomaly. Several jasperoid rock samples returned significant gold assays, including values of up to 3.0 g/t and 9.0 g/t Au. A sample collected from Agua Mallin drainage returned a gold value of 291.4 g/t.

     Detailed exploration in 1997 consisted of geologic mapping and stream sediment sampling over 37 square km. The geochemical soil surveys, induced polarization and ground magnetic geophysical surveys covered about nine square km, and revealed anomalies in gold and mercury in both soils and rocks and areas of silicification in
Mesozoic sediments intruded by younger igneous rocks.

     Also in 1997 the Corporation drilled 26 reverse-circulation holes totaling 1,220 m. Minor amounts of gold mineralization were encountered (up to 3.5 g/t over five feet), with similar intercepts ranging up to eight percent lead and one percent zinc. The Arroyo Nuevo property will likely be offered for joint venture.

     4.      Arroyo Nuevo Project Ownership

     The Arroyo Nuevo Project comprised a total of 4,958 ha under two titles; Cura Mallin, a provincial mineral reserve leased from CORMINE S.E.P.(Corporacion Minera del Neuquen, Sociedad del Estado Provincial) and 13 minas held under a option-to-purchase agreement with Sapag Hermanos S.A. of the city of Zapala. Details pertinent to the project properties are outlined below. Neuquen Province has waived its right to a net smelter return royalty.

             a.    Provincial Mining Reserve

     The Cura Mallin reserve area comprises 4,700 ha, acquired in 1997 under an exploration contract, with a mining option, from CORMINE S.E.P. The contract required MASA to make monthly exploration payments of $0.40 per hectare, cash payments of $205,000 and a total of $1,075,000 in work expenditures over four years.
 A
2% net smelter return royalty is payable to CORMINE upon production. Cash payments to CORMINE are considered advance royalty payments.

             b.    Sapag Option

     On September 30, 1996, MASA entered an option-to-purchase agreement with Sapag Hnos S.A. on 13 minas that comprise 258 ha within the Cura Mallin Reserve Area. MASA could earn 100% interest in the minas by making quarterly payments totaling $350,000 over four years with a final purchase price of $2,000,000. The agreement is subject to a 2% net smelter return royalty.

             c.    Abandonment

     Following a review of late 1997 exploration results, the Corporation elected to abandoned its interest in the Arroyo Nuevo project and to return the property, resulting in a write-off of deferred expenditures of $558,674.

J.   Los Bueyes Project Summary

     1.      Los Bueyes Project Location

     The Los Bueyes Project is located 250 km northwest of the city of Neuquen in Norquin department at 70(degree)24'W and 37(degree)43'S. Elevations range from 1,300 to 2,248 m above sea level.

     2.      Los Bueyes Project Geology

     The Los Bueyes Project area is underlain by a thick section of Mesozoic sediments intruded by Tertiary porphyritic sill and dykes. Hydrothermal alteration/mineralization occurs over a 2.5 square kilometer zone of highly fractured, pyritized, silicified, and argillized feldspathic sandstones. Barite veins also occur in the region. Jasperoid bodies within altered sandstone are some of the most strongly mineralized samples (Au up to 65 ppb, Cu up to 0.15%, Zn up to 1,200 ppm, and As up to 9,000 ppm). Stream sediment sampling on a portion of the property have anomalous concentrations of Cu, Zn, As, and Sb. The main focus on this project is an unexposed porphyry copper target.

     3.      Los Bueyes Project Previous Exploration

     Numerous small pits indicate minor historic prospecting at Los Bueyes. Stream sediment, soil and rock chip geochemical sampling and geologic mapping have been completed by MASA at Los Bueyes. Numerous stream sediment samples from drainages at Los Bueyes are anomalous in gold (up to 1,036 ppb) and soil samples range up to 145 ppb gold. Results of the soil surveys show a 200 m by 200 m zone anomalous in copper at the 100 ppm level with values up to 14,240 ppm copper.

     4.      Los Bueyes Project Ownership

     The Los Bueyes Project consists of two manifestations of discovery (2,000 ha). Maintenance costs are currently $160 per year.

K.   Northwest Argentina Project Summary

     1.      Northwest Argentina Project Location

     The Northwest Argentina Project includes the provinces of La Rioja, Catamarca, Salta, Jujuy and Tucuman. Located in northwestern Argentina these provinces cover a variety of physiographic and geologic terrains ranging from the high desert of the Puna region of Jujuy and Salta to the principal cordillera of La Rioja. The region has a moderately good road access in the east and a poorly developed network of roads in the more mountainous west.

     2.      Northwest Argentina Project Geology

     The westernmost geologic terrane, extending from northeastern Salta to western La Rioja consists of the Andean Cordillera (up to 100 km wide). This mountain range, formed by magmatism and uplift along a convergent plate margin since Jurassic time, is product of subduction of the Nazca plate beneath the South American continent. Igneous rocks of Permian to Triassic age form the basement of this mountain chain. Average elevation of the Andean Cordillera is 4,600 m.

     To the east of the Andean Cordillera is the Puna, the southern continuation of the Bolivian Altiplano. The Puna is a coherent basement block studded with active volcanoes. The plateau (average 4,000 m in elevation) is dissected by young faults that form numerous closed basins and low mountain ranges with 300 to 400 m relief.

     The Pre Cordillera flanks the Puna to the east and is a belt about 250 km wide that is similar to the Basin and Range extensional regime in the western United States. Extension-related Cenozoic volcanism is manifested as numerous calc-alkaline to alkaline volcanic centers.

     To the east of the Pre Cordillera in Tucuman are the Pampean and Transpampean ranges. These ranges are almost entirely composed of Precambrian and Paleozoic granitic and metamorphic rocks, sparsely covered by Paleozoic and Triassic continental sedimentary rocks.

     3.      Northwest Argentina Project Exploration

     Long a target for exploration, the region has received renewed interest in recent years with the development of the Bajo de la Alumbrera copper-gold deposit and the delineation of a significant copper-gold-molybdenum resource at Agua Rica in Catamarca Province, and the discovery of new porphyry copper targets at Taca Taca and Cerro Samenta in Salta Province. Additionally, the frontier region of Catamarca and La Rioja Provinces shares a similar geologic and metallogenic environment with Chile's Maricunga gold belt which hosts over 10 million ounces of gold.

      The Corporation has initiated exploration in this region consisting of generative reconnaissance exploration, satellite image analysis and evaluation of airborne geophysical data and property submittals. Additional exploration is contingent upon the recognition and availability for acquisition and subsequent exploration of lands demonstrating reasonable indications of potentially economic quantities and concentrations of gold and/or copper.

     4.      Northwest Argentina Project Ownership

     The Corporation neither currently owns nor controls land in the project area.

L.   Arroyo Verde Project

     1.       Arroyo Verde Project Location

     Arroyo Verde, located in northeast Chubut Province 70 km north northeast of the coastal town of Puerto Madryn is easily accessed by road at about 400 to 500 m above sea level.

     2.      Arroyo Verde Project Geology

     The project area is underlain by Jurassic rhyolitic volcanic and volcaniclastic rocks of the Marifil Formation on the Northen Patagonian Massif. These volcanic flows, flow breccias and pyroclastic rocks appear to be associated with a rhyolite dome structure. Gold mineralization is hosted by silicified quartz porphyries and controlled by high angle east-west striking faults and, to a lesser extent, by subsidiary northeast striking structures.
About 85 percent of the property is covered by colluvium of variable thickness which mask undiscovered mineralization.

     3.      Arroyo Verde Project Exploration

     At Arroyo Verde, a grassroots discovery by Pegasus in 1994, an inferred resource of 2 million tonnes has been identified based on 25 shallow, reverse-circulation holes totaling 2,500 m drilled in 1996. Within the core mineralized area, gold grade ranges between 3-8 g/t, and silver ranges between 10-80 g/t. The holes were drilled in a 700 meter by 700 meter area with mineralization open at depth. In the area tested, the gold and silver mineralization occurs in hydrothermal breccias, sheeted veins and stockwork zones.

     In November of 1997, Minera Andes initiated a program of surface sampling and mapping, as well as geophysical work in areas adjacent to the earlier Pegasus work. A reconnaissance drilling program is planned for 1998.

     4.      Arroyo Verde Project Ownership

     In October 1997, the Corporation and Pegasus Gold International, Inc. signed a definitive joint venture agreement on the Arroyo Verde Project. Under terms of the agreement, Minera Andes, as the operator, is earning an 80 percent interest in this epithermal gold/silver property by spending US$1.3 million over four years, including US$200,000 in field evaluations in the first year. The property package comprises 13,660 ha consisting of two cateo applications and two manifestations of discovery. Land holding costs for 1998 are estimated at $10,000.

M.   Rio Negro Project Summary

     1.      Rio Negro Project Location

     A province-wide reconnaissance program encompasses both the Northern Patagonian Massif and Cordilleran
Region.

     The Cordilleran Region encompasses the Andean mountain chain and its eastern foothills and runs from approximately the city of Bariloche in Rio Negro Province southward to the border with Chubut. The western-most portion of this mountainous area shared with Chile consists of a rugged high relief terrain (200-2,500 m) and the pre-cordilleran area consists of a basin and range type topography. Access to most of the region is excellent, with the exception of the area immediately adjacent to the Chilean border, which is largely roadless and heavily vegetated.

     The North Patagonia Massif encompasses a major portion of the southern half of Rio Negro Province, east of the Cordillera and is characterized by a relatively high base level (900 m) above which rise isolated subdued mountain ranges. Vehicular access is generally good.

     2.      Rio Negro Project Geology

     Three distinct, mostly Mesozoic, volcanic terranes are the target of nearly all gold exploration in the region. These are 1) The Lonco Trapial Formation and equivalents of southernmost central Rio Negro, 2) The Marifil Formation of eastern Rio Negro, and 3) The Los Menucos Formation of south-central Rio Negro.

     The Lonco Trapial Formation is comprised of Jurassic-age intermediate to mafic-pyroclastic rocks with some intercalated sedimentary rocks. Gold is hosted by epithermal quartz veins, stock works, and breccia fillings emplaced within regionally extensive fault zones.

     The Marifil Formation is also Jurassic in age, but is comprised almost exclusively of rhyolitic ignimbrite flows and subvolcanic intrusions. Gold is hosted in epithermal quartz veins and silicified zones rhyolite domes and caldera structures.

     The Los Menucos Formation is older than the above formations, with estimated ages being Permo-Triassic to Triassic-Jurassic. The formation is comprised of extrusive and intrusive silicic quartz porphyries.

     The geology of the cordillera of southern-most Rio Negro Provinces is complex. Rocks range in age from Precambrian to Quaternary and consist of an array of igneous, metamorphic, and sedimentary lithologies. The most important host to known gold mineralization is the predominately silicic pyroclastic rocks of the Jurassic
Lago La Plata Formation.

     3.      Rio Negro Project Exploration

     Some of the areas have had small scale prospecting by individuals. At present, exploration in the province is being done by Pegasus Gold, Rio Tinto Zinc and others who have focused their attention on the area's epithermal gold potential.

     To date, work by the Corporation in the area has been restricted to air-photo interpretation and compilation of geologic data and field evaluation of cateos which were subsequently dropped due to negative results. A regional reconnaissance program will continue in Rio Negro Province. This program would include prospecting, regional mapping and stream sediment sampling. If targets are generated, a campaign of geologic studies, mechanical trenching and reverse-circulation drilling, will follow.

     Through December 31, 1997, the Corporation has spent $64,119 on the Rio Negro Project.

     4.      Rio Negro Project Ownership

     The Corporation currently neither owns nor controls land in the province of Rio Negro.

ITEM 3.      LEGAL PROCEEDINGS

     The Corporation is not currently aware of any material legal proceeding, actual, contemplated or threatened, to which the Corporation is party or of which any of its property interests is subject.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Corporation's Common Shares are traded on the Alberta Stock Exchange ("ASE") under the trading symbol MAI and, since November 5, 1997, the Common Shares have also been traded on the NASD over-the-counter market under the trading symbol MNEAF.

     The high and low prices for the Common Shares reported by the ASE for each of the quarters during the years ended December 31, 1996 and 1997 are set forth in the table below:

                                                High ($Cdn)         Low($Cdn )

     1996    January - March                         3.15             1.35
             April - June                            3.75             2.45
             July - September                        2.90             1.90
             October - December                      2.95             1.75

     1997    January - March                         3.40             2.06
             April - June                            3.30             2.00
             July - September                        2.55             1.36
             October - December                      1.95             1.10

     The high and low prices for the Common Shares reported for the NASD over-the-counter market for the period from November 5, 1997 to December 31, 1997 are set forth in the table below:

                                                High ($US)           Low ($US)

     November 5, 1997 - December 31, 1997           1.1875            0.76

     As of December 31, 1997 there were approximately 191 holders of Common Shares of the Corporation. No dividends have ever been paid on the Common Shares of the Corporation, and the Corporation intends to retain its earnings for use in the business and does not expect to pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Corporation's audited consolidated financial statements for the years ended December 31, 1997 and 1996 included elsewhere in this report. The Corporation's financial condition and results of operations are not necessarily indicative of what may be expected in future years.


Overview

     The principal business of the Corporation is the locating, acquiring, exploring, and, if warranted, developing mineral properties located in the Republic of Argentina. The Corporation carries out its business by acquiring, exploring, and evaluating mineral properties through its ongoing exploration program, and either joint-venturing or developing these properties further, or disposing of them if the properties do not meet the Corporation's requirements.

     The Corporation's current properties and projects consist of mineral rights and applications for mineral rights covering approximately 225,000 hectares in six Argentine provinces. The lands comprise option-to-purchase contracts, exploration, and mining agreements and direct interests through the Corporation's filings for exploration concessions. The Corporation's properties are all early stage exploration prospects. No proven or probable reserves have yet been identified. See "Description of Properties."

     The Corporation was incorporated in Alberta in July 1994. In November 1995, the Corporation effected an amalgamation with Scotia Prime Minerals, Incorporated, also an Alberta corporation, which at that time was an inactive corporation that previously had been a reporting issuer under Alberta law and its common shares traded on The Alberta Stock Exchange. The business combination between Minera Andes and Scotia Prime Minerals was accounted for using the purchase method of accounting, whereby Minera Andes is identified as the acquiror. See "Note 2 to Notes to Consolidated Financial Statements."

Plan of Operations

     The Corporation has budgeted and plans to spend approximately $1.9 million for mineral property and exploration activities on its properties in Argentina through 1998. See "Description of Properties." The Corporation believes that its existing funds and projected sources of funds will be sufficient to finance this planned exploration and the related operating activities for this future period. If the Corporation were to develop a property or a group of properties beyond the exploration stage, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt, or a combination of equity and debt. The Corporation has no current plan to seek such financing and there is no assurance that such financing, if necessary, would be available to the Corporation on favorable terms.

Results of Operations

     1997 Compared to 1996

     The Corporation's net loss of $4.3 million in 1997, was $3.1 million more than the net loss of $1.2 million in 1996. This was a net loss of 24 cents per share in 1997 compared with 10 cents per share in 1996. The increase in net loss was primarily a result of the write-off of mineral properties and deferred exploration costs of $3.0 million in 1997, compared with a write-off of $0.5 million in 1996.

     General and administrative expenses increased from $0.75 million to $1.35 million mainly because of the increased activity of the Corporation during 1997. Legal and office overhead costs increased as a result of the registration of the Corporation's Common Stock under the Exchange Act, which allowed the Corporation to list its shares on the NASD over-the-counter market, and the increased investor relations activities. The Corporation also suffered a foreign exchange loss of $0.2 million resulting from the fall in value of the Canadian dollar, in which the Corporation had certain invested balances denominated.

     At the end of 1997, the Corporation undertook a complete review of its exploration properties and elected to write-off a total of $3.0 million in deferred costs. The properties abandoned and returned to the underlying landowners included the Pino Andino property ($1.1 million), La Horqueta ($1.1 million) and Arroyo Nuevo ($0.6 million). While these properties had demonstrated some geological potential from exploration activities, they were abandoned because they did not meet the Corporation's continuing investment requirements. The Corporation's exploration program involves nearly continuous prospecting, acquisition, exploration, and evaluation for further exploration of property interests. If a property does not meet the Corporation's requirements, costs associated with abandonment of the property will result in a charge to operations. The Corporation expects to incur additional write-offs in future periods, although the amounts of such write-offs are difficult to predict as they will be determined by the results of future exploration activities.

     Mineral property and deferred exploration costs amounted to $2.7 million in 1997, up from $2.1 million in 1996. Geological expenses, assaying, and analytical costs and travel expenses increased partly as a result of the acquisition and early-stage exploration of additional property interests in the southern provinces of Chubut and Santa Cruz. Property and mineral rights also increased in 1997 ($0.5 million in 1997 compared with $0.1 million in 1996) with new properties and the increases in holding costs for properties the Corporation has held for several years. (Acquisition agreements usually provide for escalating payments over the term of an agreement.) After the write-offs of deferred expenditures described above, deferred expenditures for mineral properties and exploration decreased from $3.4 million in 1996 to $3.2 million in 1997.

     1996 Compared to 1995

     The Corporation had a net loss of $1.2 million in 1996 compared with a net loss of $1.5 million in 1995. The reduction in the loss for the year was a function of higher general and administrative expenditures, more than offset by a reduced write-off of deferred expenditures in connection with the abandonment of certain property interests.
The write-off of mineral property and deferred exploration costs was $0.5 million in 1996, compared with $1.0 million in 1995.

     General and administrative expenses increased from $0.5 million to $0.75 million primarily because 1996 was the Corporation's first full year as a Canadian reporting company. Legal and travel expenses in 1996 reflected the financing activity undertaken during the year, which included two special warrant financings. Office overhead costs also increased as a result of the Corporation's leasing of additional office space in Mendoza, Argentina, printing and copying expenses and the costs of preparing shareholder reports and investor relations materials.

     Total mineral property costs and exploration costs were $2.1 million in 1996 and in 1995, but there were some significant differences within categories of expenditure in 1996 compared to 1995. In 1996 the Corporation reached a more advanced stage of work on several properties. As a result, the Corporation incurred greater expenses in 1996 than in 1995 for construction, trenching, and drilling, with the bulk of these expenses being incurred on the 100%-owned La Horqueta property. Proceeds were received from mineral property options which offset deferred acquisition and exploration costs. After the effect on operations of the write-offs described above and the offsetting impact of option payments, deferred expenditures related to mineral properties and exploration increased from $2.5 million in 1995 to $3.4 million in 1996.

Liquidity and Capital Resources

     Due to the nature of the mining business, the acquisition, exploration, and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future.

     The Corporation's exploration and development activities and funding opportunities, as well as those of its joint venture partners, may be materially affected by precious and base metal price levels and changes in those levels. The market prices of precious and base metals are determined in world markets and are affected by numerous factors which are beyond the Corporation's control.

     At December 31, 1997 the Corporation had cash and cash equivalents of $4.0 million, compared to cash and cash equivalents of $6.7 million as of December 31, 1996. Working capital at December 31, 1997 was also $4.0 million.

     Net cash used in operating activities during 1997 was $1.4 million, compared with $0.7 million in 1996. This change reflects the increased general and administrative expenditures described above. Investing activities in 1997 used $2.9 million in cash, compared with $1.4 million in 1996. This increase results from the higher level of mineral property and exploration costs during 1997, while 1996 also benefitted from $0.7 million received in mineral property option proceeds.

     The principal financing activity during 1997 was the receipt of $1.8 million from the exercise of share purchase warrants. During 1996, the Corporation had completed two equity private placements, a private placement to Cominco Ltd. in conjunction with the property joint venture and the exercise of share purchase warrants. The Corporation's working capital also improved during 1996 as a result of the satisfaction of the debt owing to Degerstrom in connection with a private issuance of Common Shares to Degerstrom. See "Certain Relationships and Related Transactions."

ITEM 7.      FINANCIAL STATEMENTS

     Index to Consolidated Financial Statements

                                                                            Page

     Auditor's Reports                                                        32

     Consolidated Balance Sheets at December 31, 1997 and 1996                34

     Consolidated Statements of Operations and Accumulated
     Deficit for the years ended December 31, 1997 and 1996
     and for the period July 1, 1994 (commencement) through
     December 31, 1997                                                        35

     Consolidated Statements of Mineral Properties and
     Deferred Exploration Costs for the years ended December
     31, 1997 and 1996 and for the period July 1, 1994
     (commencement) through December 31, 1997                                 36

     Consolidated Statements of Changes in Financial
     Position for the years ended December 31, 1997 and 1996
     and for the period July 1, 1994 (commencement) through
     December 31, 1997                                                        37

     Notes to Consolidated Financial Statements                               38

                            COOPERS & LYBRAND L.L.P.


AUDITOR'S REPORT

To the Shareholders of Minera Andes Inc.

We have audited the consolidated balance sheet of Minera Andes Inc., as at December 31, 1997 and the consolidated statements of operations and accumulated deficit, mineral properties and deferred explorations costs and changes in financial position for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as at December 31, 1997 and the results of its operations and the changes in its financial position for the year then ended in accordance with generally accepted accounting principles.


                                Coopers & Lybrand

Vancouver, B.C.
Canada                                                     Chartered Accountants
March 3, 1998

                                MACKAY & PARTNERS


AUDITOR'S REPORT

INSERT OHLHAUSER'S REPORT HERE

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                           CONSOLIDATED BALANCE SHEETS
                                 (U.S. Dollars)


                                                                              December 31,                  December 31,
                                                                                  1997                          1996
                                                                         ----------------------        ----------------------
                                     ASSETS
Current:
          Cash and cash equivalents                                                $  4,003,519                   $ 6,660,633
          Receivables and prepaid expenses                                              212,533                       167,110

                                                                         ----------------------        ----------------------
                Total current assets                                                  4,216,052                     6,827,743
Mineral properties and deferred exploration costs (Note 5)                            3,226,856                     3,440,879
Capital assets, net (Note 6)                                                            220,981                        48,575
                                                                         ----------------------        ----------------------
                Total assets                                                       $  7,663,889                   $10,317,197
                                                                         ======================        ======================

                                   LIABILITIES
Current:
          Accounts payable and accruals                                           $      79,168                 $     147,474
          Due to related parties (Note 9)                                               118,273                        80,355
                                                                         ----------------------        ----------------------
                Total current liabilities                                               197,441                       227,829
                                                                         ----------------------        ----------------------
Commitments and contingencies (Note 8)

                              SHAREHOLDERS' EQUITY

Share capital (Note 7)
Preferred shares, no par value, unlimited number authorized, none issued
Common shares, no par value, unlimited number authorized

           Issued 1997--19,216,050 shares
           Issued 1996--14,499,336 shares                                            15,132,262                    13,365,014

Accumulated deficit                                                                  (7,665,814)                   (3,275,646)
                                                                         ----------------------        ----------------------
                Total shareholders' equity                                            7,466,448                    10,089,368
                                                                         ----------------------        ----------------------
                Total liabilities and shareholders' equity                         $  7,663,889                   $10,317,197
                                                                         ======================        ======================

 The accompanying notes are an integral part of these consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                 (U.S. Dollars)


                                                                                                                   Period from
                                                                          Years Ended                              July 1, 1994
                                                      ---------------------------------------------------         (commencement)
                                                           December 31,                December 31,                   through
                                                               1997                        1996                  December 31,1997
                                                      ---------------------        ----------------------     ---------------------
Administration fees                                             $    33,154                  $     27,205                 $ 120,035

Audit and accounting                                                 49,930                        37,629                    97,310

Consulting fees                                                     167,540                       143,120                   440,360

Depreciation                                                          3,144                             0                     3,144

Equipment rental                                                      3,945                         1,192                     6,872

Foreign exchange (gain) loss                                        244,062                      (62,736)                   192,511

Insurance                                                            18,576                             0                    18,576

Legal                                                               133,830                        74,564                   243,416

Maintenance                                                             165                             0                       165

Materials and supplies                                                8,090                        13,559                    43,277

Office overhead                                                     487,266                       249,535                   765,332

Telephone                                                            59,735                        54,158                   187,372

Transfer agent                                                       16,365                        11,046                    49,155

Travel                                                               96,862                        91,696                   194,399

Wages and benefits                                                  215,339                       184,250                   501,806

Write-off of deferred expenditures                                2,956,001                       494,492                 4,484,648
                                                      ---------------------        ----------------------     ---------------------
Total expenses                                                    4,494,004                     1,319,710                 7,348,378

Interest income                                                   (187,107)                      (69,204)                 (260,911)
                                                      ---------------------        ----------------------     ---------------------
Net loss                                                          4,306,897                     1,250,506                 7,087,467

Accum. deficit, beginning of the period                           3,275,646                     1,798,026                         0

Share issue costs                                                    83,271                       227,114                   561,132

Deficiency on acquisition of subsidiary                                   0                             0                    17,215

                                                      ---------------------        ----------------------     ---------------------
Accumulated deficit, end of the period                           $7,665,814                    $3,275,646                $7,665,814
                                                      =====================        ======================     =====================

Net loss per common share                                        $     0.24                    $     0.10                $     0.62
                                                      =====================        ======================     =====================

Weighted average shares outstanding                              17,724,935                    12,722,871                11,483,718
                                                      =====================        ======================     =====================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                  CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES
                         AND DEFERRED EXPLORATION COSTS
                                 (U.S. Dollars)


                                                                                                                   Period from
                                                                          Years Ended                              July 1, 1994
                                                      ---------------------------------------------------         (commencement)
                                                           December 31,                December 31,                   through
                                                               1997                        1996                  December 31,1997
                                                      ---------------------        ----------------------     ---------------------
Administration fees                                       $     25,843              $    61,760                     $   282,719

Assays and analytical                                          235,524                  127,511                         571,902

Construction and trenching                                      57,718                  254,349                         466,693

Consulting fees                                                121,553                   70,175                         592,360

Depreciation                                                    44,503                   14,784                          59,287

Drilling                                                       112,348                  205,900                         337,593

Equipment rental                                                46,325                   63,242                         215,000

Geology                                                        821,870                  606,239                       1,984,005

Geophysics                                                     109,825                   75,536                         186,627

Insurance                                                       43,767                   38,327                         118,006

Legal                                                          110,706                   64,129                         379,339

Maintenance                                                     37,506                   37,347                          97,555

Materials and supplies                                          82,879                   89,692                         324,947

Project overhead                                                47,191                   38,811                         209,304

Property and mineral rights                                    452,036                  111,763                       1,018,452

Telephone                                                        9,066                    6,452                          34,023

Travel                                                         253,449                  120,773                         523,734

Wages and benefits                                             129,869                  113,611                         433,819
                                                  --------------------      -------------------           ---------------------

Costs incurred during the period                             2,741,978                2,100,401                       7,835,365

Deferred costs, beginning of the period                      3,440,879                2,534,970                               0

Deferred costs, acquired                                             0                        0                         576,139

Deferred costs written off                                 (2,956,001)                (494,492)                     (4,484,648)

Mineral property option proceeds                                     0                (700,000)                       (700,000)
                                                  --------------------      -------------------           ---------------------

Deferred costs, end of the period                          $ 3,226,856               $3,440,879                      $3,226,856
                                                  ====================      ===================           =====================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                                 (U.S. Dollars)


                                                                                                                     Period from
                                                                                  Years Ended                       July 1, 1994
                                                              ------------------------------------------------     (commencement)
                                                                   December 31,             December 31,               through
                                                                       1997                     1996              December 31,1997
                                                              ---------------------     ----------------------    ------------------
Operating Activities
          Net loss for the period                                       $( 4,306,897)           $(1,250,506)           $(7,087,467)
          Non-cash items:
                 Write-off of incorporation costs                                  0                      0                    665
                 Write-off of deferred expenditures                        2,956,001                494,492              4,484,648
                 Depreciation                                                  3,144                      0                  3,144
                                                              ----------------------    -------------------      -----------------
                                                                          (1,347,752)              (754,184)            (2,599,010)
          Net changes in non-cash working capital items                      (75,811)                 30,401               (15,090)
                                                              ----------------------    -------------------      -----------------
          Cash used in operating activities                               (1,423,563)              (723,783)            (2,614,100)
                                                              ----------------------    -------------------      -----------------

Investing Activities
          Incorporation costs                                                      0                      0                   (665)
          Purchases of capital assets                                       (220,053)               (63,359)              (283,412)
          Mineral properties and deferred exploration                     (2,741,978)            (2,100,401)            (7,835,365)
          exploratio
          costs
          Non-cash item: depreciation                                         44,503                 14,784                 59,287
          Acquisition of subsidiaries                                              0                      0               (593,354)
          Mineral property option proceeds                                         0                700,000                700,000
                                                              ----------------------    -------------------      -----------------
          Cash used in investing activities                               (2,917,528)            (1,448,976)            (7,953,509)
                                                              ----------------------    -------------------      -----------------

Financing Activities
          Shares issued for cash                                           1,767,248              4,939,161              9,683,387
          Share subscription received                                              0              4,873,336              4,873,336
          Shares issued for subsidiaries                                           0                      0                575,537
          Advances from related parties                                            0            (1,278,181)                      0
          Share issue costs                                                  (83,271)              (227,114)              (561,132)
                                                              ----------------------    -------------------      -----------------
          Cash provided by financing activities                            1,683,977              8,307,202             14,571,128
                                                              ----------------------    -------------------      -----------------

Increase (decrease) in cash and cash equivalents                          (2,657,114)             6,132,613              4,003,519
Cash and cash equivalents, beginning of the period                         6,660,633                528,020                      0
                                                              ----------------------    -------------------      -----------------
Cash and cash equivalents, end of the period                             $ 4,003,519            $ 6,660,633            $ 4,003,519
                                                              ======================    ===================      =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (U.S. Dollars)


1.   NATURE OF OPERATIONS

The Corporation is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At December 31, 1997, the Corporation was in the exploration stage and had interests in 25 properties in six provinces in the Republic of Argentina.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Corporation to obtain necessary financing to complete their development, and future profitable production or disposition thereof.

Although the Corporation has taken steps to verify title to mineral properties in which it has an interest, in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee the Corporation's title. Property title may be subject to unregistered prior agreements and non-compliance with regulatory requirements.

2.   ORGANIZATION

The Corporation, Minera Andes Inc., was incorporated in Alberta on July 19, 1994, although operations are considered to have commenced on July 1, 1994, the effective date of the acquisition of the Argentine properties (see Note 4a). On November 6, 1995, the amalgamation of Minera Andes Inc. with Scotia Prime Minerals, Incorporated (Scotia), a reporting issuer, pursuant to section 186 of the Business Corporations Act (Alberta), became effective. The business combination was accounted for using the purchase method of accounting. Under this method of accounting, Minera Andes Inc. has been identified as the acquiror and accordingly, the comparative figures are those of Minera Andes Inc.

3.   SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. The statements are expressed in United States dollars because the majority of the Corporation's exploration activities are incurred in U.S. dollars.

     a)   Consolidation/Reporting
          These consolidated financial statements include the accounts of Minera Andes Inc. and its wholly-owned subsidiaries (see Note 4a), Minera Andes S.A. (MASA) and NAD S.A. (NADSA), both Argentine corporations. All significant intercompany transactions and balances have been eliminated from the consolidated financial statements.

     b)   Foreign Currency Translation
          The Corporation's consolidated operations are integrated and balances denominated in currencies other than U.S. dollars are translated into U.S. dollars using the temporal method. This method translates monetary balances at the rate of exchange at the balance sheet date, non-monetary balances at historic exchange rates and revenues and expense items at average exchange rates. The resulting gains and losses are included in the statement of operations in the reporting period.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                 (U.S. Dollars)


     c)   Cash Equivalents
          The Corporation considers cash equivalents to consist of highly liquid investments with a remaining maturity of three months or less when purchased.

     d)   Mineral Properties and Deferred Exploration Costs
          Mineral properties consist of exploration and mining concessions, options and contracts. Acquisition and leasehold costs and exploration costs are capitalized and deferred until such time as the property is put into production or the properties are disposed of either through sale or abandonment. If put into production, the costs of acquisition and exploration will be written off over the life of the property, based on estimated economic reserves. Proceeds received from the sale of any interest in a property will first be credited against the carrying value of the property, with any excess included in operations for the period. If a property is abandoned, the property and deferred exploration costs will be written off to operations.

     e)   Capital Assets and Depreciation
          Capital assets are recorded at cost, and depreciation is provided on a declining balance basis over their estimated useful lives of up to five years at an annual rate of up to 40% to a residual value of 10%.

     f)   Share Issue Costs
          Commissions paid to underwriters on the issuance of the Corporation's shares are charged directly to share capital. Other share issue costs, such as legal, accounting, auditing and printing costs, are charged to accumulated deficit.

     g)   Loss per Share
          Net loss per common share is computed based on the weighted average number of common shares outstanding during each period. Due to the net losses incurred during each of the periods presented, common stock equivalents are anti-dilutive and have been excluded from the computation.

     h)   Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those reported.

4.   ACQUISITION OF SUBSIDIARIES

     a) Pursuant to an agreement dated March 8, 1995, the Corporation acquired on March 15, 1995, 95% (19 of the 20 shares issued) of MASA and 91.66% (11 of the 12 shares issued) of NADSA in exchange for the issue of 4,000,000 shares, an additional bonus issue of shares payable if any of the properties reach bankable feasibility (which shall be 11% or 1,213,409 shares of the issued and outstanding common shares of the Corporation after the amalgamation--see Note 2), a royalty on all existing and future properties equal to the difference between 3%of net smelter returns and any underlying royalties subject to a maximum of 2% of net smelter returns, and reimbursement of all property costs incurred from July 1, 1994 through the closing date March 15, 1995. An additional $602 was paid in cash to certain minority shareholders of MASA and NADSA. Concurrent with the agreement, the Corporation also entered into option agreements,

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                 (U.S. Dollars)


          having an initial term of four years each and renewable every four years to acquire the remaining shares of MASA and of NADSA for an exercise price of $100 per share. For accounting and reporting purposes, MASA and NADSA are considered to be wholly-owned subsidiaries of the Corporation.

          MASA and NADSA have no assets or liabilities other than mineral property rights which had been purchased or directly staked. The deemed value of the 4,000,000 shares issued was equal to the accumulated property acquisition costs and exploration expenditures acquired by MASA and NADSA effective July 1, 1994, which totaled $575,537. The acquisition was accounted for using the purchase method with an effective date of July 1, 1994 through the closing date March 15, 1995. being the date from which the Corporation agreed to reimburse the property costs incurred.

     b) As disclosed in Note 2, the business combination of Minera Andes Inc. and Scotia, which was made effective November 6, 1995, has been accounted for using the purchase method whereby Minera Andes Inc. acquired all of the issued and outstanding shares of Scotia. The acquisition has been recorded as follows:

           Assets acquired                                            $   1,986
           Less: liabilities assumed                                     19,201
                                                                      ---------
           Net liabilities assumed                                      (17,215)
           Asset deficiency allocated to accumulated deficit             17,215
                                                                      ---------
           Purchase price                                             $       0
                                                                      =========

           Consideration given: 336,814 common shares                 $       0
                                                                      =========

          As a result of the acquisition (amalgamation), Minera Andes Inc. became a reporting issuer. All fees paid with respect to the amalgamation (legal, audit, accounting, printing) were considered to be share issue costs. Scotia was an inactive company which from December 31, 1994 to the date of acquisition had only the following transactions: general and administrative expenses of $6,248, forgiveness of indebtedness owed of $13,391 and the issue of shares to settle debts of $20,000.

5.   MINERAL PROPERTIES AND DEFERRED EXPLORATION COSTS

At December 31, 1997, the Corporation, through its subsidiaries, held interests in a total of 225,736 hectares of mineral rights and mining lands in six Argentine provinces: San Juan, Mendoza, Neuquen, Rio Negro, Chubut and Santa Cruz. Under its present acquisition and exploration programs, the Corporation is continually acquiring additional mineral property interests and exploring and evaluating its properties. If, after evaluation, a property does not meet the Corporation's requirements, then the property and deferred exploration costs are written off to operations. All properties are subject to a royalty agreement as disclosed in Note 8b. Mineral property costs and deferred exploration costs are as follows:

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                 (U.S. Dollars)


Table 1 of 2
===========================================================================================
                                                   Exploration
                            Deferred  Acquisition          and                     Deferred
                            December        Costs     Overhead     Write-Offs      December
Province     Property       31, 1994         1995         1995           1995      31, 1995
===========================================================================================
San Juan     Agua Blanca  $        0  $   111,591  $   393,464    $         0    $  505,055
             ------------------------------------------------------------------------------
             Cateos          468,713       17,061      168,477       (402,932)      251,319
-------------------------------------------------------------------------------------------
Mendoza      Santa Clara     348,444       37,479      173,683              0       559,606
             ------------------------------------------------------------------------------
             La Horqueta           0       20,732      194,595              0       215,327
             ------------------------------------------------------------------------------
             Cateos          425,996      101,382      181,262       (631,223)       77,417
-------------------------------------------------------------------------------------------
Neuquen      Pino Andino     227,427       48,514      428,276              0       704,217
             ------------------------------------------------------------------------------
             Cateos                0            0            0              0             0
-------------------------------------------------------------------------------------------
Santa Cruz   Cateos                0        1,349       69,185              0        70,534
-------------------------------------------------------------------------------------------
Rio Negro    Cateos                0        2,915       15,475              0        18,390
-------------------------------------------------------------------------------------------
Chubut       Cateos            2,487       13,560      117,058              0       133,105
-------------------------------------------------------------------------------------------
Northern     Cateos                0            0            0              0             0
-------------------------------------------------------------------------------------------
TOTAL                     $1,473,067  $   354,583   $1,741,475    $(1,034,155)   $2,534,970
===========================================================================================

Table 2 of 2
==========================================================================
                          Exploration                 Mineral
             Acquisition          and                  Option     Deferred
                   Costs     Overhead  Write-Offs    Proceeds     December
Province            1996         1996        1996        1996     31, 1996
==========================================================================
San Juan     $         4  $    26,678  $        0   $(100,000)  $  431,737
             -------------------------------------------------------------
                  25,015      123,420    (164,647)          0      235,107
--------------------------------------------------------------------------
Mendoza            1,201      280,702           0    (250,000)     591,509
             -------------------------------------------------------------
                  37,988      659,753           0           0      913,068
             -------------------------------------------------------------
                   7,207      166,156     (16,693)          0      234,087
--------------------------------------------------------------------------
Neuquen            8,136      424,603           0    (350,000)     786,956
             -------------------------------------------------------------
                  20,000       58,080           0           0       78,080
--------------------------------------------------------------------------
Santa Cruz           500      114,545     (97,012)          0       88,567
--------------------------------------------------------------------------
Rio Negro          4,414       42,726     (25,333)          0       40,197
--------------------------------------------------------------------------
Chubut             7,266       60,879    (190,807)          0       10,443
--------------------------------------------------------------------------
Northern              32       31,096           0           0       31,128
--------------------------------------------------------------------------
TOTAL        $   111,763  $ 1,988,638  $ (494,492)  $(700,000)  $3,440,879
==========================================================================

     a)   Agua Blanca Project
          The Agua Blanca project is located approximately 220 km northwest of the city of San Juan in San Juan Province. Agua Blanca is currently held by the Corporation under a four year option-to-purchase agreement, dated June 21, 1995, which calls for option payments totaling $920,000 and a final buy-out payment of $1,080,000 to earn a 100% interest in the property claims.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                 (U.S. Dollars)


           The Corporation signed a letter agreement in 1996 with Newcrest Resources, Inc. with respect to a joint venture on the Agua Blanca property. Newcrest made a $100,000 cash payment to the Corporation upon formation of the joint venture. After conducting a drilling program during 1996, Newcrest elected to return the property to the Corporation in March 1997.

     b)    Santa Clara and Pino Andino Projects
           The Santa Clara project is located in northwest Mendoza Province, approximately 63 km west of the city of Tupungato. The bulk of the property is held by the Corporation under an option-to-purchase agreement, whereby the Corporation can earn a 100% interest in the property by making option payments totaling $1,950,000 by October 1998. During 1995, the Corporation negotiated and received a four month extension of the option-to-purchase agreement to allow for resolution of the provincial park boundary dispute. Approximately 70% of the area of the optioned property lies within the disputed boundary of the park. The provincial mining authorities confirmed the validity of the mining rights at Santa Clara in January 1996, and in January 1997 a provincial law was passed excluding existing mineral properties from the provincial park.

           The Pino Andino project consisted of three contiguous properties approximately 250 km northwest of the city of Neuquen and 20 km east of the city of Loncopue in Neuquen Province. The individual properties included: a reserve area acquired under an exploration contract with a mining option from CORMINE S.E.P., a provincial corporation; a four-year option-to-purchase contract; and a cateo and manifestation of discovery owned by the Corporation.

           In March 1996, the Corporation signed a Memorandum of Understanding with Cominco Ltd. regarding a joint venture on the Santa Clara and Pino Andino properties. Under this agreement, Cominco could have earned a 51% interest in each of the properties by making cash payments and exploration expenditures of $5,000,000 at each property over four years, in addition to paying all associated option payments and land costs. Cominco made cash payments of $250,000 in the case of the Santa Clara property and $350,000 in the case of the Pino Andino property. The Memorandum of Understanding also included Cominco subscribing to a private placement of Cdn$3,000,003 in the Corporation. After exploration programs on both the Santa Clara and Pino Andino properties, Cominco terminated the Memorandum of Understanding with respect to Pino Andino in February 1997 and with respect to Santa Clara in July 1997.

           The Corporation evaluated the prospects for the Pino Andino property late in 1997, the property was abandoned and all underlying contracts with landowners were terminated, with a write-off to operations of $1,083,862.

     c)    La Horqueta Project
           The La Horqueta project is located 200 km south of the city of Mendoza and 95 km from the city of San Rafael in central Mendoza Province. The property comprised cateos wholly-owned by the Corporation in addition to two separate four-year options to purchase. Following exploration programs in 1995 and 1996, including a drilling program, the Corporation notified the landowners in late 1997 that it was abandoning the property. The write-off to operations amounted to $1,116,156.

                                MINERA ANDES INC.
                                        "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                 (U.S. Dollars)


     d)    Arroyo Nuevo Project
           The Arroyo Nuevo project is located in northwest Neuquen Province, 35 km west of the town of Chos Malal. The property was held under two titles; Cura Mallin, a provincial mineral reserve leased from CORMINE S.E.P., and 13 minas held under an option-to-purchase agreement. The contract with CORMINE was terminated and the decision was made to abandon the property early in 1998, with a write-off to operations of $558,674.

     e)    El Pluma/Cerro Saavedra Project
           The contiguous El Pluma and Cerro Savvedra properties are located in north central Santa Cruz Province, 50 km east of the town of Perito Moreno. The properties, made up of seven applications for cateos, were located during the Corporation's regional exploration program.

     f)    Arroyo Verde Project
           The Arroyo Verde project is located in northeast Chubut Province, 70 km northeast of the coastal town of Puerto Madryn. In October 1997, the Corporation and Pegasus Gold International, Inc. entered into a joint venture agreement whereby the Corporation, as operator, is earning into an 80% interest by spending $1,300,000 over four years, including $200,000 in the first year.

     g)    Write-Off of Mineral Property and Deferred Exploration Costs
           The Corporation has acquired exploration concessions, entered into option agreements and contracts, and carried out exploration on certain properties where it has determined that it would be unlikely that additional work would result in the discovery of economic ore reserves. Accordingly, any acquisition payments and the accumulated cost of exploration on those properties have been written off to operations. These write-offs totaled $2,956,001 in 1997 (including the amounts for Pino Andino, La Horqueta and Arroyo Nuevo as noted above) and $494,492 in 1996.

6.   CAPITAL ASSETS

                                December 31, 1997                                 December 31, 1996
                       ------------------------------------            --------------------------------------
                                    Accumulated                                     Accumulated
                           Cost    Depreciation         Net              Cost       Depreciation          Net
                       --------    ------------    --------            -------      ------------    ---------
     Vehicles          $267,620         $59,287    $208,333            $63,359           $14,784      $48,575
     Office Eqpmt.       15,791           3,143      12,648                  0                 0            0
                       --------    ------------    --------            -------      ------------    ---------
                       $283,411         $62,430    $220,981            $63,359           $14,784      $48,575
                       ========    ============    ========            =======      ============      =======

7.   SHARE CAPITAL

     a)    Authorized
           The Corporation has authorized capital of an unlimited number of common shares, with no par value, and an unlimited number of preferred shares, with no par value.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                 (U.S. Dollars)


     b)    Issued, Allotted and/or Subscribed:

                                                                                          Number
                                                                                       of Shares                  Amount
                                                                                 ---------------          --------------
Common shares issued:

  Issued for cash on incorporation                                                             1          $            1

  Allotted for acquisition of subsidiaries

  (Issued March 15, 1995-see Note 4)                                                   4,000,000                 575,537

  Subscriptions received for private placement                                                 0                  57,069
                                                                                 ---------------          --------------
Balance, December 31, 1994                                                             4,000,001                 632,607

  Issued for cash (Cdn$0.10 each)                                                      1,000,000                  70,850

  Issued for cash (Cdn$0.40 each)                                                      2,345,094                 669,058

  Issued for cash (Cdn$1.00 each)                                                      3,031,000               2,237,071

  Issued for finder's fee                                                                150,000                       0

  Issued for services                                                                    168,000                       0

  Issued for subsidiary (see Note 4)                                                     336,814                       0

  Subscriptions applied                                                                        0                  57,069
                                                                                 ---------------          --------------
Balance, December 31, 1995                                                            11,030,909               3,552,517

  Issued for cash (Cdn$1.50 each)                                                      1,433,333               1,535,553

  Issued for broker special warrants                                                      90,400                       0

  Issued for cash (Cdn$3.42 each)                                                        877,194               2,174,388

  Issued to N.A. Degerstrom, Inc.

    For cash (Cdn$1.44 each)                                                             500,000                 514,608

    For cash on exercise of warrants (Cdn$1.75 each)                                     500,000                 625,392

  Issued for cash on exercise of warrants (Cdn$1.80 each)                                 67,500                  89,220

  Subscriptions received for private placement                                                 0               4,873,336
                                                                                 ---------------           -------------
Balance, December 31, 1996                                                            14,499,336              13,365,014

  Issued for cash on exercise of warrants (Cdn$1.80 each)                              1,271,233               1,689,102

  Issued for cash (private placement-Cdn$2.10 each)                                    3,370,481               4,873,336

  Subscriptions applied                                                                        0             (4,873,336)

  Issued for cash on exercise of warrants (Cdn$1.44 each)                                 75,000                  78,146
                                                                                    ------------          --------------
Balance, December 31, 1997                                                            19,216,050             $15,132,262
                                                                                    ============          ==============

          i) In February 1996, the Corporation concluded a private placement of 1,433,333 special warrants at a price of Cdn$1.50 per special warrant for total gross proceeds of Cdn$2,150,000 (US$1,565,265). Each special warrant comprised a unit consisting of one common share and one share purchase warrant. Each warrant entitled the holder to purchase one additional common share at any time up to February 1997 at a price of Cdn$1.80 per share. The agents received 90,400 broker special warrants (each convertible into one common share and one share purchase warrant), cash commission of Cdn$25,650, Cdn$15,000 as a corporate finance fee, and a finder's fee of Cdn$16,500 was also paid.

          ii) In May 1996, the Corporation concluded the Cominco private placement (see Note 5b) with the issuance of 877,194 common shares and 877,194 Cominco warrants at a price of Cdn$3.42 for gross proceeds of Cdn$3,000,003 (US$2,174,388). Two Cominco warrants entitled Cominco to acquire one additional common share at any time on or before May 10, 1997 at a price of Cdn$3.98 per share. In May 1997, the Corporation extended the date for the exercise of the Cominco warrants until May 10, 1998.

          iii) Following regulatory and shareholder approval, in July 1996 the Corporation issued 500,000 units under the Degerstrom Subscription Agreement (see Note 9b) at a price of Cdn$1.44 per unit. Each unit was comprised of one common share and one share purchase warrant. Each warrant entitled the holder, N. A. Degerstrom, Inc. (NAD), to purchase one additional common share for Cdn$1.75 at any time until January 11, 1998. The warrants were also exercised in July 1996.

          iv) On December 13, 1996 and December 19, 1996, the Corporation raised gross proceeds of Cdn$7,078,010 (US$5,197,540) in aggregate by way of a private placement of special warrants at a price of Cdn$2.10 per unit. Each unit comprised one common share and one share purchase warrant. Two warrants will entitle the holder to purchase one additional common share at a price of Cdn$2.50 per share if exercised on or before December 13, 1997 or at a price of Cdn$2.88 if exercised before December 13, 1998. In connection with the private placement, the Corporation granted 140,420 broker special warrants for commission, 200,000 broker special warrants for a corporate finance fee (with each broker special warrant convertible into a broker share purchase warrant), and cash commissions totaling Cdn$441,501. The Corporation filed a prospectus to qualify the shares and warrants on the exercise of the special warrants and the warrants on exercise of the broker special warrants and received final approval of the prospectus on May 8, 1997. Upon the exercise of the special warrants the Corporation issued 3,370,481 common shares. In December 1997, the Corporation amended the terms of the share purchase warrants to allow the first exercise of warrants at a price of Cdn$1.60 on or before February 27, 1998. Other terms of the warrants remain unchanged.

     c)    Stock Options
           As at December 31, 1997, there were options held by directors, officers and employees of the Corporation for the purchase of common shares as follows:

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                 (U.S. Dollars)


                Number of Shares       Exercise Price         Expiry Date
                ----------------       --------------         -----------
                         205,000             Cdn$1.44         January 10, 1998
                         550,000             Cdn$2.18         August 16, 1999
                         500,000             Cdn$2.00         February 17, 2000
                         120,000             Cdn$1.73         August 29, 2000
                      ----------
                       1,375,000

     d)    Warrants
           As at December 31, 1997, the following warrants were outstanding:

             Number of Warrants        Exercise Price         Expiry Date
              -----------------        --------------         -----------
                        877,194              Cdn$3.98*        May 10, 1998
                      3,710,901              Cdn$1.60*        February 28, 1998
                     ---------
                     4,588,095                                (or Cdn$2.88 expiring
                     =========                                 December 13, 1998)

          * Two warrants entitle the holder to acquire one common share at this price.

     e)    Escrow
           As at December 31, 1997 there were 1,333,334 common shares held in escrow. These common shares will be released from escrow upon obtaining the consent of The Alberta Stock Exchange, at the earn-out rate of Cdn$0.375 per share of deferred expenditures as defined in the Escrow Agreement, with a maximum of one-third of the escrowed securities to be released in any one year.

8.   AGREEMENTS, COMMITMENTS AND CONTINGENCIES

     a) Mineral rights in Argentina are owned by the federal government and administered by the provinces. The provinces can levy a maximum 3% "mouth of mine" (gross proceeds) royalty. The provinces of Mendoza and Neuquen have waived their right to a royalty. The provinces of Rio Negro, San Juan, Santa Clara and Chubut have not yet established a policy regarding the royalty.

     b) While the operating agreement between the Corporation and NAD is in effect (see Note 9a), a net smelter royalty on all existing and future properties is payable to NAD equal to the difference between 3% and any underlying royalties, subject to a maximum of 2% payable to NAD. The Corporation may purchase up to one half of the royalty upon payment of $1,500,000 per percent purchased.

     c) Under the terms of the acquisition agreement disclosed in Note 4a, the Corporation may be obligated to issue additional common shares as consideration for the acquisition of its subsidiaries. The number of shares to be issued to NAD upon a property reaching bankable feasibility shall be 1,213,409 common shares of the Corporation.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                 (U.S. Dollars)


9.   RELATED PARTY TRANSACTIONS

     a) Concurrent with the acquisition of the Corporation's wholly-owned subsidiaries as disclosed in Note 4a, the Corporation also entered into an operating agreement effective March 15, 1995 with the vendor, NAD. As a result of the acquisition agreement, NAD is currently the controlling shareholder of the Corporation. Under the terms of the operating agreement, NAD will operate and manage the exploration program on all properties and provide related off-site administrative assistance, as required. Consideration will be 15% of the costs incurred by NAD on behalf of the Corporation. Costs paid directly by the Corporation are not subject to the fee. Included in the agreement are fixed rental rates for equipment owned by NAD.

           During the years ended December 31, 1997 and 1996, administrative fees were paid to NAD of $58,997 and $65,646, on total costs incurred by the Corporation of $841,131 and $437,640, respectively. Equipment rentals of $50,270 and $67,060 were included in the total costs for 1997 and 1996, respectively. During the year ended December 31, 1997, the Corporation acquired six vehicles in Argentina from NAD for $112,140.

     b) On November 6, 1995, certain debt the Corporation had with NAD was formalized into a promissory note. Terms of payment to NAD called for $365,000 to be paid on November 15, 1995, and this payment was made as specified. The remainder of the debt, $1,140,000, was carried as a convertible interest bearing note. The Corporation and NAD entered into a Debt Settlement Agreement on January 11, 1996 and an amendment dated May 13, 1996, whereby a promissory note dated May 13, 1996 replaced the earlier note. Under the May 13, 1996 promissory note, the Corporation agreed to make payments of Cdn$720,000 by July 15, 1996 and Cdn$875,000 by August 15, 1996. As per Note 7b(iii) above, under the terms of the Degerstrom Subscription Agreement, in July 1996, the Corporation issued 500,000 units to NAD and NAD exercised the 500,000 warrants it received. The funds received from NAD on the Degerstrom Private Placement were used to repay the debt outstanding, pursuant to the Debt Settlement Agreement, as amended.

     c) During 1997, the Corporation incurred the following transaction with related parties: financial consulting to a director and officer totaling $51,330, and legal fees to a firm in which a director and officer is an associate, totaling $84,898.

10.  INCOME TAXES

Due to the losses incurred by the Corporation, there is no income tax provision or benefit recorded for all periods presented. The Corporation has Canadian non-capital losses available to carry forward to apply against future taxable income of approximately Cdn$1.9 million expiring at various dates through the year 2002.

11.  COMPARATIVE FIGURES

Certain financial statement line items from prior years have been reclassified to conform with the current year's presentation.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                 (U.S. Dollars)


12.  SUBSEQUENT EVENTS

Subsequent to December 31, 1997, the following occurred:

     a) Options to acquire 205,000 shares at Cdn$1.44 were extended to a new expiry date of January 10, 2001.

     b) Options to acquire 550,000 shares (expiry date August 16, 1999), 500,000 shares (expiry date February 17, 2000) and 120,000 shares (expiry date August 29, 2000) were repriced at Cdn$1.15, Cdn$1.15 and Cdn$1.55, respectively.

     c) The Corporation granted options, subject to regulatory approval, whereby directors and employees can acquire up to 250,000 shares at Cdn$1.10 per share, up to March 2, 2003.


13. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

As discussed in Note 3, these consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada.

Differences in accounting principles as they pertain to these consolidated financial statements are as follows:

     a)    Accounting for Share Issue Costs
           All costs related to the issuance of shares are offset against proceeds under U.S. generally accepted accounting principles (GAAP) and the net amount is credited to share capital.

     b)    Loss Per Share
           In February 1996, the United States Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.128, "Earnings per Share". For U.S. GAAP, SFAS 128 simplified the existing standards and requires a basic and diluted earnings per share (EPS), unless the effect of including common stock equivalents is anti-dilutive. The application of this new standard does not have a material effect on the presentation of EPS for U.S. GAAP purposes, and the calculation of EPS under SFAS No.128 more closely approximates EPS under Canadian GAAP.

     c)    Non-Cash Issuance of Common Shares
           Under U.S. GAAP, value is assigned to issuances of common shares for non-cash consideration and the basis for valuing the consideration is stated.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                 (U.S. Dollars)


               i) During 1995, the Corporation issued 150,000 common shares as a finder's fee and 168,000 common for services, in connection with a financing. Under U.S. GAAP, these issuances would be valued at Cdn$1.00 per share or $110,710 and $123,995, respectively, being the fair market value of the shares issued.

                ii) During 1996, the Corporation issued 90,400 common shares for broker special warrants, in connection with a financing. Under U.S. GAAP, these shares would be valued at Cdn$1.50 per share or $96,847, being the fair market value of the shares issued.

               iii) These share issuance costs are offset against share proceeds resulting in no net change to share capital.

     d)    Acquisition of Scotia
           During 1995, the Corporation issued 336,814 commons shares for the acquisition of Scotia (see note 4b). Under U.S. GAAP, these shares would be valued at $248,590, the fair market value of the shares issued. This value, plus the $17,215 of net liabilities of Scotia assumed by the Corporation, would have been recorded as goodwill and expensed immediately at the acquisition date under U.S. GAAP.

     e) Compensation Expense Associated with Release of Shares from Escrow Under U.S. GAAP, stock compensation expense is recorded as shares held in escrow become eligible for release based upon the number of shares eligible for release and the market value of the shares at that time. Under Canadian GAAP, no value is attributed to such shares released and no compensation expense is recorded. Shares become eligible for release from escrow based on deferred exploration expenditure in accordance with the Degerstrom Agreement (see Note 4a) and with the consent of The Alberta Stock Exchange. During the years ended December 31, 1997 and 1996 and for the period from July 1, 1994 (commencement) through December 31, 1997 the Corporation would have recorded compensation expense of $2,503,975, $2,403,613 and (cumulative) $6,324,914 respectively, under U.S. GAAP.

     f)    Mineral Properties and Deferred Exploration Costs
           In 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires that long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash-flow basis. Management believes that on the adoption of SFAS No. 121 there would be no material difference in the consolidated financial statements as presented.

     g)    Stock-Based Compensation
           At December 31, 1997, the Corporation has one stock option plan. Under Canadian generally accepted accounting principles, the Corporation is not required to report, and has not reported, any stock-based compensation expense in the consolidated financial statements. Had compensation expense for the stock option plan been determined based on the fair market value based method, in accordance with the FASB SFAS No. 123, the Corporation's net loss for the year and net loss per common share would have been increased to the pro forma amounts below:

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                 (U.S. Dollars)


                                                                          1997             1996
                                                                          ----             ----
           Net loss for the year               As reported          $4,306,897       $1,250,506
                                               Pro forma            $4,746,790       $1,857,570

           Net loss per common share           As reported          $   0.24         $     0.10
                                               Pro forma            $   0.27         $     0.15

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 0% for both years; expected volatility of 52.0% and 53.1%; risk-free interest rates of 5.65% to 6.65% and expected lives of two years.

           A summary of the status of the Corporation's stock option plan as of December 31, 1997 and 1996, and changes during the years ended on those dates is:

                                                    1997                                  1996
                                                    ----                                  ----
                                                              ($CDN)                             ($CDN)
                                                             Weighted                           Weighted
                                                               Ave.                               Ave.
                                                             Exercise                           Exercise
                                         Options              Price           Options            Price
                                       ---------              -----          --------           --------
Outstanding and exercisable
at beginning of year                     895,000              $1.94                 0                  -

Granted                                  681,000              $1.95           895,000              $1.94

Exercised                                (75,000)             $1.44                 0                  -

Forfeited                               (126,000)             $2.06                 0                  -
                                       ---------                             --------
Outstanding and exercisable
at end of year                         1,375,000              $1.96           895,000              $1.94
                                       =========                             ========

Weighted average fair value                                   $1.95                                $1.94
of options granted during the
year

           The range of exercise prices is from Cdn$1.44 to Cdn$2.18 with a weighted average remaining contractual life of 1.66 years at December 31, 1997.

     h)    Non-Cash Working Capital
           The following table sets forth the components of the net changes in non-cash working capital items related to operations as reflected in the consolidated statements of changes in financial position under U.S. GAAP:

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                 (U.S. Dollars)


                                                             Years Ended               July 1, 1994
                                                     -----------------------------         through
                                                     December 31,     December 31,     December 31,
                                                            1997             1996             1997
                                                     -----------      -----------      -----------
Add (deduct) non-cash working capital items:
   Receivables and prepaid expenses                    $(45,423)        $(167,110)       $(212,533)
   Accounts payable and accruals                        (56,701)          117,156           90,773
   Due to related party                                  26,313            80,355          106,666
                                                       --------         ---------        ---------
                                                       $(75,811)        $  30,401        $ (15,090)
                                                       ========         =========        =========

     i)    Impact on Consolidated Financial Statements
           The impact of the above on the consolidated financial statements is as follows:

                                                             Years Ended
                                                     ----------------------------
                                                     December 31,     December 31,
                                                            1997             1996
                                                     -----------      -----------
Accumulated deficit, end of period per
Canadian GAAP                                          $ 7,665,814    $ 3,275,646
Adjustment for acquisition of Scotia                       248,590        248,590
Adjustment for compensation expense                      6,324,914      3,820,939
Adjustment for share issue costs                         (561,132)       (477,861)
                                                       -----------    -----------
Accumulated deficit, end of period,per U.S.            $13,678,186    $ 6,867,314
GAAP                                                   ===========    ===========


                                                       December 31,     December 31,
                                                              1997             1996
                                                       -----------      -----------
Share capital, per Canadian GAAP                       $15,132,262      $13,365,014
Adjustment for acquisition of Scotia                       248,590          248,590
Adjustment for compensation expense                      6,324,914        3,820,939
Adjustments for share issue costs                         (561,132)       (477,861)
                                                       -----------      -----------
Share capital, per U.S. GAAP                           $21,144,634      $16,956,682
                                                       ===========      ===========

                                                                                                  Period from
                                                        Years Ended                              July 1, 1994
                                       ------------------------------------------------        (commencement)
                                                 December 31,               December 31,              through
                                                        1997                       1996      December 31,1997
                                       ---------------------     ----------------------    ------------------
Net loss for the period, per
Canadian GAAP                                     $4,306,897                 $1,250,506          $  7,087,467

Adjustment for acquisition of
Scotia                                                     0                          0               248,590

Adjustment for compensation
expense                                            2,503,975                  2,403,613             6,324,914
                                                   ---------                  ---------          ------------
Net loss for the period, per U.S.
GAAP                                              $6,810,872                 $3,654,119          $ 13,660,971
                                                  ==========                 ==========          ============
Basis and diluted net loss per
common share, per U.S. GAAP                       $     0.38                 $     0.29          $       1.19
                                                  ==========                 ==========          ============


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On recommendation of the Board of Directors and by resolution of the Shareholders of the Corporation, dated June 19, 1997, the Corporation replaced its auditors, MacKay & Partners, Chartered Accountants, of Vancouver, British Columbia, with Coopers & Lybrand L.L.P., of Spokane, Washington, effective until the next annual general meeting of the Shareholders of the Corporation or until a successor is appointed. There have been no disagreements, or unresolved issues on any matter of accounting principles or practices, financial statements, disclosure or auditing scope or procedure during the period in which MacKay & Partners have been auditing the financial statements of the Corporation. MacKay & Partners were initially appointed auditors of the Corporation in November 1994.

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     Information with respect to the directors, executive officers and significant employees of the Corporation is set forth below.

     Name                    Age        Positions Held
     ----                    ---        --------------
Allen Ambrose                41         President and Director

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                 (U.S. Dollars)


Brian Gavin                  44         Vice-President of Exploration and
                                        Director of MASA

Allan J. Marter              50         Chief Financial Officer and Director

Jorge Vargas                 56         Director and President of MASA & NADSA

Armand Hansen                62         Director

John Johnson Crabb           72         Director

A.D. (Darryl) Drummond       61         Director

Bonnie L. Kuhn               32         Director

     Allen Ambrose has been President and a Director of the Corporation since November 1995. Mr. Ambrose also serves as an Exploration Manager/Geologist for Degerstrom. He has 18 years of experience in the mining industry including extensive experience in all phases of exploration, project evaluation and project management. He has worked as a geologist consultant in the U.S., Venezuela and most recently Argentina. He holds a B.Sc. degree in Geology from Eastern Washington University. Mr. Ambrose also is a member of the board of directors of Cadre Resources Ltd., a company with mining interests in Venezuela.

     Brian Gavin has been the Vice President of Exploration and a director of MASA since 1994. He has 18 years of experience in exploration geology, including experience in all phases of exploration, project evaluation and project management. Mr. Gavin has worked in the field as project manager and consultant in the U.S., Mexico, Nigeria and most recently, in Argentina. He holds a B. Sc. (Honours) degree in Geology from the University of London and an M.S. degree in Geology and Geophysics from the University of Missouri. From 1991 to 1994, he was a consultant with Ernst K. Lehman & Associates, which is a geological mining consulting firm. Since 1994, he also has been employed by Degerstrom.

     Allan J. Marter has been Chief Financial Officer and a director of the Corporation since June 1997. Mr. Marter has been a financial advisor in the mining industry and Principal of Waiata Resources, from April 1996 to present and has provided financial advisory services to the Corporation since April 30, 1996. Mr. Marter is a finance professional with 21 years of experience in the mining industry. From 1992 through 1996, he was employed as a director of Endeavor Financial Inc., a mining financial advisory firm. Mr. Marter also serves as a Director of Addwest Minerals International, Ltd.

     Jorge Vargas has been the President and a director of NADSA and MASA since July 1994 and September 1994, respectively. Mr. Vargas received his law degree in 1967 from the National University of Buenos Aires, Argentina, and has been in private practice since 1967. Mr. Vargas also studied mining law at the Law Faculty of the University of Mendoza and was on the organizing committee of the First International Water Rights Conference in Mendoza in 1968. Mr. Vargas is a registered attorney in the provinces of Mendoza and San Juan, and at the Federal level in Argentina.

     Armand Hansen has been a director of the Corporation since November 1995. Mr Hansen has served as Vice-President of Operations for Mining Contracting for Degerstrom for the past 16 years. His responsibilities include managing 350 employees at various job sites throughout the U.S. and Latin America. Mr. Hansen has also served as Vice-President and a director of Aresco Inc., a manufacturing company conducting speciality fabrication of mining equipment since 1989.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                 (U.S. Dollars)


     John Johnson Crabb has been a director of the Corporation since November 1995. From 1985 to November 1995, Mr. Crabb served as a mining executive and geologist for and as a director of Inland Resources, Inc. From April 1995 to March 1996, Mr. Crabb was a director of Cadre Resources Ltd. Mr Crabb was also a director of Pegasus Gold Inc. from 1984 until 1991. Mr. Crabb graduated from the University of British Columbia in 1951 with an M.Sc. in Geology.

     A.D. (Darryl) Drummond has been a director of the Corporation since June 1996. Since 1981 Dr. Drummond has been a principal and President of D.D.H. Geomanagement, a mineral exploration firm concentrating on all aspects of mineral deposit evaluation covering precious metal, base metal and industrial mineral types in such countries as Argentina, Canada, Chile, China, Costa Rica, Ecuador, Guyana, Mexico, Philippines, the U.S. and Venezuela. Dr. Drummond has also served as a director of The Quinto Mining Corporation since September 1996, of International All-North Resources Ltd. since July 1996, of All-North Resources Ltd. from May 1995 to July 1996, and of Cadre Resources Ltd. from November 1994 to February 1995. Dr. Drummond graduated from the University of British Columbia with a B.A.Sc. in Geological Engineering in 1959 and with an M.A.Sc. in 1961. He obtained his Ph.D. in 1966 from the University of California at Berkeley. He is a member of the Society of Economic Geology and a member of the Geology Section of the Canadian Institute of Mining and Metallurgy.

     Bonnie L. Kuhn has been a director of the Corporation since June 1997. She has been a solicitor with the firm Ogilvie and Company, Barristers and Solicitors, Calgary, Alberta, since January 1994. From August 1993 to December 1994, Ms. Kuhn was a Crown prosecutor with the Government of Alberta, Department of Justice. From July 1990 to June 1993, Ms. Kuhn was an associate with Howard, Mackie, Barristers and Solicitors. Ms. Kuhn is a member of the Law Society of Alberta and the Canadian Bar Association. She obtained her LLB from the University of Manitoba in 1989. Ms. Kuhn currently practices law in the areas of natural resources, corporate and commercial and securities laws.

     The Corporation has six directors, three of whom are executive officers. Directors serve terms of one year or until their successors are elected or appointed. No remuneration of any kind has been paid to any director, in his capacity as such, and there is no intention that they will be remunerated in that capacity in the immediate future. Expenses incurred by directors in connection with their activities on behalf of the Corporation are reimbursed by the Corporation.

ITEM 10.        EXECUTIVE COMPENSATION

     Summary of Executive Compensation. The following table sets forth compensation paid, directly or indirectly, by Minera Andes during the last fiscal year for services rendered by Allen Ambrose, President, and for services rendered by each other executive officer whose compensation in the last fiscal year was $100,000 or more
("Named Executives").

                           Summary Compensation Table

                                    Annual Compensation                        Long Term Compensation
                         --------------------------------------------          ----------------------
                                                         Other Annual
                         Fiscal         Salary           Compensation           Securities Underlying
                          Year            ($)                ($)                     Options/SARs (#)
                          ----         -------           ------------           ---------------------
Allen Ambrose (1)         1997          89,126             11,436 (2)                          80,000
Brian Gavin (1)           1997         117,510             13,762 (3)                          80,000

Notes:

(1) Allen Ambrose and Brian Gavin, as employees of Degerstrom, provided services under the Operating Agreement (See "Description of the Business") which services were invoiced to the Corporation under the Operating Agreement.

(2) During the 1997 fiscal year, the following benefits were provided to Mr. Ambrose by Degerstrom and invoiced to the Corporation:
           401K Base                   5,292
           401K Match                  1,764
           Medical Insurance           4,380

(3) During the 1997 fiscal year, the following benefits were provided to Mr. Gavin by Degerstrom and invoiced to the Corporation:
           401K Base                   7,036
           401K Match                  2,345
           Medical Insurance           4,380

     Stock Options Granted in 1997. The following table sets forth certain information concerning individual stock options granted to the Named Executives during the year ended December 31, 1997.

                      Option Grants in the Last Fiscal Year

                                                           Percentage of
                                                           Total Options
                                    Number of                Granted to          Exercise
                              Securities Underlying        Employees in           Price           Expiration
                               Options Granted (#)          Fiscal Year         (Cdn$/Sh)           Date
                              ---------------------        -------------        ---------      -----------------
Allen Ambrose                        80,000                    11.7%            $2.00 (1)      February 17, 2000

Brian Gavin                          80,000                    11.7%            $2.00 (1)      February 17, 2000

Notes:

(1) Subsequent to December 31, 1997, The Alberta Stock Exchange consented to these options being repriced at Cdn$1.15 per share.

     Aggregated Option Exercises. The following table sets forth certain information concerning the number of shares covered by both exercisable and unexercisable stock options as of December 31, 1997. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of the Corporation's Common Shares as of December 31, 1997.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                 (U.S. Dollars)


                          Fiscal Year-End Option Values

                                               Number of                        Value of Unexercised
                                         Unexercised Options                    In-the-Money Options
                                        at Fiscal Year-End (#)               at Fiscal Year-End ($)(1)(2)
                                   --------------------------------       --------------------------------
                                   Exercisable        Unexercisable       Exercisable        Unexercisable
                                   -----------        -------------       -----------        -------------
Allen Ambrose                        240,000                0                 $0                    $0

Brian Gavin                          240,000                0                 $0                    $0

Notes:

(1) The value of unexercised in-the-money options was calculated using the closing price of common shares on The Alberta Stock Exchange on December
       31, 1997, less the exercise price of in-the-money stock options. On
       December 31, 1997 the closing price of the Common Shares on The Alberta
       Stock Exchange
       was Cdn$1.20.

(2) The currency exchange rate applied in calculating the value of unexercised in-the-money options was the late New York trading rate of exchange for December 31, 1997 as reported by the Wall Street Journal for conversion of United States dollars into Canadian dollars was U.S. $1.00
       = Cdn$1.43 or Cdn$1.00 = U.S. $0.70.

Stock Option Plan

     The Board of Directors has adopted a stock option plan (the "Plan") which was approved with amendments by the shareholders of the Corporation at the Annual and Special Meeting of Shareholders held on June 26, 1996. The purpose of the Plan is to afford the persons who provide services to the Corporation or any of its subsidiaries or affiliates, whether directors, officers or employees of the Corporation or its subsidiaries or affiliates, an opportunity to obtain a proprietary interest in the Corporation by permitting them to purchase Common Shares of the Corporation and to aid in attracting, as well as retaining and encouraging the continued involvement of such persons with the Corporation. Under the terms of the Plan, the board of directors has full authority to administer the Plan in accordance with the terms of the Plan and at any time amend or revise the terms of the Plan provided, however, that no amendment or revision shall alter the terms of options already granted. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan shall not exceed 10% of the Corporation's issued and outstanding Common Shares up to a maximum of 2,000,000 shares. No participant may be granted an option under the Plan which exceeds the number of shares permitted to be granted pursuant to rules or policies of any stock exchange on which the Common Shares is then listed.

     Under the Plan, the exercise price of the shares covered by each option shall be determined by the directors and shall be not less than the closing price of the Corporation's shares on the stock exchange or stock exchanges on which the shares are listed on the last trading day immediately preceding the day on which the stock exchange is notified of the proposed issuance of option, less any discounts permitted by the policy or policies of such stock exchange or stock exchanges. If an option is granted within six months of a public distribution of the Corporation's shares by way of prospectus, then the minimum exercise price of such option shall, if the policy of such stock exchange or stock exchanges requires, be the greater of the price determined pursuant to the provisions of the Plan and the price per share paid by the investing public for shares of the Corporation acquired by the public during such public distribution, determined in accordance with the policy of such stock exchange or stock

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                 (U.S. Dollars)


exchanges. Options granted under the Plan will not be transferable and, if they are not exercised, will expire one (1) year following the date the optionee ceases to be director, officer, employee or consultant of the Corporation by reason of death, or ninety (90) days after ceasing to be a director, officer, employee or consultant of the
Corporation for any reason other than death.

     As of December 31, 1997, an aggregate of 1,576,000 stock options had been granted under the Plan and 75,000 options granted under the Plan had been exercised at an exercise price of Cdn$1.44 per share. In addition, 126,000 options had been forfeited, leaving 1,375,000 options outstanding and exercisable at December 31, 1997.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership, as of February 27, 1998 of the Common Shares by (i) each person known by the Corporation to own beneficially more than 5% of the Common Shares, (ii) each director of the Corporation, (iii) the Chief Executive Officer and each other officer named in the Summary Compensation Table and (iv) all directors and executive officers as a group. Except as otherwise noted, the Corporation believes the persons listed below have sole investment and voting power with respect to the Common Shares owned by them.

                                                           Shares
                                                        Beneficially              Percentage of
Name and Address                                          Owned (1)             Common Shares (1)
----------------                                          ---------             -----------------
Named Executive Officers and Directors

Allen Ambrose                                             429,900 (2)                2.24%
3303 North Sullivan Road
Spokane, WA 99216

Armand Hansen                                             296,000 (3)                1.54%
3303 North Sullivan Road
Spokane, WA 99216

John Johnson Crabb                                        150,000 (3)                0.78%
3303 North Sullivan Road
Spokane, WA 99216

Brian Gavin                                               435,400 (2)                2.27%
3303 North Sullivan Road
Spokane, WA 99216

A.D. (Darryl) Drummond                                    100,000 (4)                0.52%
3303 North Sullivan Road
Spokane, WA 99216

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                 (U.S. Dollars)


Bonnie L. Kuhn                                             61,000 (5)                           0.32%
1600 Canada Place
407 - 2nd Street S.W.
Calgary, Alberta
T2P 2Y3

Allan J. Marter                                           100,000 (4)                           0.52%
4828 W. Fair Place
Littleton, CO 80123

5% or Greater Shareholders
Neal A. and Joan L. Degerstrom                          5,000,000 (6)(7)                       26.02%
3303 North Sullivan Road
Spokane, WA 99216

Cominco Ltd.                                            1,315,791 (8)(9)                        6.85%
120 Adelaide St. W., Suite 2200
Toronto, Ontario
M5H 1T1

All directors and
  executive officers
  as a group (8 persons)                                1,572,300                               8.18%

Notes:

(1) Shares which the person or group has the right to acquire within 60 days after December 31, 1997 are deemed to be outstanding in determining the beneficial ownership of he person or group and in calculating the percentage ownership of the person or group, but are not deemed to be outstanding as to any other person or group.

(2) Includes stock options entitling the holder to acquire 50,000 shares upon payment of Cdn$1.44, 110,000 shares upon payment of Cdn$2.18, or 80,000 shares upon payment of Cdn$2.00.

(3) Includes stock options entitling the holder to acquire 20,000 shares upon payment of Cdn$1.44, 60,000 shares upon payment of Cdn$2.18, or 40,000 shares upon payment of Cdn$2.00.

(4) Includes stock options entitling the holder to acquire 60,000 shares upon payment of Cdn$2.18, or 40,000 shares upon payment of Cdn$2.00.

(5) Includes stock options entitling the holder to acquire 60,000 shares upon payment of Cdn$1.73.

(6) The Common Shares are owned beneficially by Mr. and Mrs. Degerstrom by virtue of their combined majority control of the record owner, N.A.
      Degerstrom, Inc.

(7) Includes 1,333,334 Common Shares held in escrow at December 31, 1997. Does not include 1,213,409 Common Shares reserved for issuance to Degerstrom upon the satisfaction of certain performance criteria. See "Description of Properties - the Degerstrom Agreement."

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                 (U.S. Dollars)


(8) Includes 438,597 Common Shares reserved for issuance to Cominco upon the exercise of share purchase warrants at a price of Cdn$3.98.

(9)   The Chairman of the Board of Cominco Ltd. is Norman B. Keevil and the
      President and Chief Executive Officer is David A. Thompson. Cominco Ltd.
      is a public corporation.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Corporation, MASA, NADSA and Degerstrom are party to an Operating Agreement whereby Degerstrom operates and manages the exploration program relating to the Corporation Claims in return for a management fee and certain other consideration. See "Description of Properties The Degerstrom Agreement."

     Allen Ambrose and Brian Gavin both serve as employees of Degerstrom and receive all of their compensation for management services provided to the Corporation under the Operating Agreement from Degerstrom. Neither Mr. Ambrose nor Mr. Gavin perform any services as employees of Degerstrom other than in their capacities as President and Vice President of Exploration of the Corporation respectively. All of the compensation paid to Messrs. Ambrose and Gavin has been invoiced back to the Corporation by Degerstrom. See "Description of the Business Operating Structure" and "Executive Compensation."

     In 1996 the Corporation entered into a Debt Restructuring Agreement with Degerstrom in connection with the issuance of Common Shares to Degerstrom in a private placement. From June 30, 1994 through March 31, 1995, Degerstrom had spent approximately $1,505,000 on Argentinean exploration on the Corporation's behalf. Under the terms of a Debt Restructuring Agreement dated January 11, 1996, as amended on May 13, 1996, the Corporation agreed to repay the sum plus interest. On January 11, 1996, the Corporation and Degerstrom also entered into a subscription agreement whereby Degerstrom subscribed for 500,000 units of the Corporation at a price of Cdn$1.44 per unit. Each unit consisted of one share of the Corporation's Common Shares and a warrant to purchase an additional share at a price of Cdn$1.75. On July 8, 1996, Degerstrom received 500,000 units from the Corporation and exercised the 500,000 warrants. The funds received from Degerstrom pursuant to the subscription and the exercise of the warrants were used to retire the debt outstanding under the Debt Restructuring Agreement.

     During the years ended December 31, 1997 and 1996, administrative fees were paid to NAD of $58,997 and $65,646, on total costs incurred by the Corporation of $841,131 and $437,640, respectively. Equipment rentals of $50,270 and $67,060 were included in the total costs for 1997 and 1996, respectively. During the year ended December 31, 1997 the Corporation acquired six vehicles in Argentina from NAD for $112,140.

     During 1997, the Corporation incurred the following transaction with related parties: financial consulting to a director and officer totaling $51,330, and legal fees to a firm in which a director and officer is an associate, totaling $84,898.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

     (a) Exhibits
         The Exhibits as indexed on pages 60 through 62 of this report are included as part of this Form 10-KSB.

     (b) Reports on Form 8K
         There were no reports on Form 8K filed in the quarter ended December 31, 1997.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                 (U.S. Dollars)


                                INDEX TO EXHIBITS

Exhibit
Number     Description
-------    -----------
2.1 Asset and Share Acquisition Agreement between MASA, NADSA, the Corporation Degerstrom, Brian Gavin, Jorge Vargas, and Enrique Rufino Marzari Elizalde, dated March 8, 1995, as amended on April 19, 1996 (incorporated by reference to Exhibit 2.1 to the Corporation's Registration Statement on Form 10-SB, Commission File No. 000-22731 (the "Form 10-SB")).

2.2        Arrangement between the Corporation and Scotia Prime Minerals, Inc.
           (incorporated by reference to Exhibit 2.2 to the Form 10-SB).

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-SB).

3.2        Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-SB).

4.1 Warrant Certificate describing the rights of Broker Special Warrants (incorporated by reference to Exhibit 4.1 to the Form 10-SB).

4.2 Warrant Certificate describing the rights of Cominco Warrants (incorporated by reference to Exhibit 4.2 to the Form 10-SB).

10.1 Conveyance Agreement between NADSA and N.A. Degerstrom, Inc., dated July 1, 1994 (incorporated by reference to Exhibit 10.1 to the Form 10-SB).

10.2 Conveyance Agreement between NADSA and N.A. Degerstrom, Inc., dated July 1, 1994 (incorporated by reference to Exhibit 10.2 to the Form 10-SB).

10.3 Operating Agreement between the Corporation and N.A. Degerstrom, Inc. dated March 15, 1995 (incorporated by reference to Exhibit 10.3 to the Form 10-SB).

10.4 Share Option Agreement between the Corporation and Jorge Vargas, dated March 15, 1995 (incorporated by the reference to Exhibit 10.4 to the Form 10-SB).

10.5 Share Option Agreement between the Corporation and Enrique Rufino Marzari Elizalde, dated March 15, 1995 (incorporated by reference to
           Exhibit 10.5 to the Form 10-SB).

10.6 Option to Purchase (Santa Clara) between the N.A. Degerstrom, Inc. and Martin Antonio Carotti and Carlos Giustozzi, dated May 12, 1994, as amended on June 30, 1995 and again on December 13, 1995 (incorporated by reference to Exhibit 10.7 to the Form 10-SB).

10.7 Letter Agreement (Agua Blanca) between the Corporation and Newcrest Minera Argentina S.A., dated April 4, 1996 (incorporated by reference to Exhibit 10.9 to the Form 10-SB).

10.8 Option to Purchase (Agua Blanca) between MASA and Adonis Cantoni, dated June 21, 1995 (incorporated by reference to Exhibit 10.10 to the Form 10-SB).

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                 (U.S. Dollars)


10.9 Debt Restructuring Agreement between the Corporation and N.A. Degerstrom, Inc., dated January 11, 1996, as amended May 13, 1996 (incorporated by reference to Exhibit 10.15 to the Form 10-SB).

10.10 Escrow Agreement between the Corporation, N.A. Degerstrom, Inc. and Montreal Trust Company of Canada, dated November 30, 1995 (incorporated by reference to Exhibit 10.16 to the Form 10-SB).

10.11 Agency Agreement between the Corporation, C.M. Oliver & Company Limited and Majendie Charlton Securities Ltd., dated November 22, 1996 (incorporated by reference to Exhibit 10.17 to the Form 10-SB).

10.12 Special Warrant Indenture between the Corporation and Montreal Trust Company of Canada, dated December 13, 1996 (incorporated by reference to Exhibit 10.18 to the Form 10-SB).

10.13 Purchase Warrant Indenture between the Corporation and Montreal Trust Company of Canada, dated December 13, 1996 (incorporated by reference to Exhibit 10.19 to the Form 10-SB).

10.14 Agreement dated April 30, 1996 between the Corporation and Waiata Resources for the provision of financial advisory services (incorporated by reference to Exhibit 10.20 to the Form 10-SB).

10.15 Amended Stock Option Plan, dated June 26, 1996 (incorporated by reference to Exhibit 10.21 to the Form 10-SB).

10.16 Joint Venture Agreement (Arroyo Verde) dated October 23, 1997 between the Corporation and Pegasus Gold International, Inc.

11.1       Statement regarding the computation of per share loss.

21.1       Description of MASA and NADSA (incorporated by reference to Exhibit
           21.1 to the Form 10- SB).

23.1       Consent of Coopers & Lybrand.

27.1       Financial Data Schedule.

99.1 Letter of agreement of MacKay & Partners regarding disclosure of the change of the Corporation's auditors.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf be the undersigned, thereunto duly authorized, effective March 27, 1998.

     MINERA ANDES INC.
     Registrant


By:  /s/  ALLEN V. AMBROSE             By: /s/ ALLAN J. MARTER
     -----------------------------         -----------------------------
     Allen V. Ambrose, President           Allan J. Marter, Chief
                                           Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 27, 1998                   By:  /s/ ALLEN V. AMBROSE
      -----------------------------         -----------------------------
                                            Allen V. Ambrose, President


Date: March 27, 1998                   By:  /s/ JOHN JOHNSON CRABB
      -----------------------------         -----------------------------
                                            John Johnson (Jack) Crabb,
                                            Director


Date: March 27, 1998                   By:  /s/ A.D. DRUMMOND
      -----------------------------         -----------------------------
                                            A.D. (Darryl) Drummond, Director


Date: March 27, 1998                   By:  /s/ ARMAND G. HANSEN
      -----------------------------         -----------------------------
                                            Armand G. Hansen, Director


Date: March 27, 1998                   By:  /s/ BONNIE L. KUHN
      -----------------------------         -----------------------------
                                            Bonnie L. Kuhn, Director


Date: March 27, 1998                   By:  /s/ ALLAN J. MARTER
      -----------------------------         -----------------------------
                                            Allan J. Marter, Director