Form 10QSB
period 1998-03-31
MINERA ANDES INC /WA
filed 1998-05-13
CIK 1030219

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB


     (Mark One)

        [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

        [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to________
                        Commission file Number 000-22731


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares outstanding as of April 30, 1998: 19,936,433 shares of common stock, with no par value

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


PART II - OTHER INFORMATION

         Item 6   Exhibits and Reports on Form 8-K............................11


SIGNATURES....................................................................12

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                           CONSOLIDATED BALANCE SHEETS
                            (U.S. Dollars-Unaudited)


                                                                                   March 31,        December 31,
                                                                                       1998                1997
                                                                               ------------        ------------
                                     ASSETS
Current:
     Cash and cash equivalents                                                 $  3,128,334        $  4,003,519

     Funds in trust on exercise of warrants                                         806,136                   0

     Receivables and prepaid expenses                                               177,321             212,533
                                                                               ------------        ------------
                                                                                  4,111,791           4,216,052
                                                                               ------------        ------------
Mineral properties and deferred exploration costs                                 3,948,345           3,226,856

Capital assets, net                                                                 201,430             220,981
                                                                               ------------        ------------
          Total assets                                                         $  8,261,566        $  7,663,889
                                                                               ============        ============

                                   LIABILITIES
Current:
     Accounts payable and accruals                                             $     80,794        $     79,168

     Due to related parties                                                         138,991             118,273
                                                                               ------------        ------------
          Total current liabilities                                                 219,785             197,441
                                                                               ------------        ------------

                              SHAREHOLDERS' EQUITY
Share capital                                                                    15,938,398          15,132,262

Accumulated deficit                                                              (7,896,617)         (7,665,814)
                                                                               ------------        ------------
          Total shareholder's equity                                              8,041,781           7,466,448
                                                                               ------------        ------------
          Total liabilities and shareholder's equity                           $  8,261,566        $  7,663,889
                                                                               ============        ============


        The accompanying notes are an integral part of these consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                            (U.S. Dollars-Unaudited)

                                                                                                         Period from
                                                                  Three Months Ended                    July 1, 1994
                                                           ---------------------------------          (commencement)
                                                              March 31,             March 31,                through
                                                                  1998                  1997          March 31, 1998
                                                          ------------          ------------          --------------
Administration fees                                       $      8,476          $      7,087            $    128,511

Audit and accounting                                            34,333                17,801                 131,643

Consulting fees                                                 44,848                43,840                 485,208

Depreciation                                                     1,265                     0                   4,409

Equipment rental                                                 1,517                     0                   8,389

Foreign exchange (gain) loss                                  (17,181)                 4,726                 175,330

Insurance                                                       17,938                     0                  36,514

Legal                                                           14,184                30,034                 257,600

Maintenance                                                         12                     0                     177

Materials and supplies                                              18                     0                  43,295

Office overhead                                                 64,881                81,507                 830,213

Telephone                                                       18,796                20,108                 206,168

Transfer agent                                                   3,920                     0                  53,075

Travel                                                          11,954                 8,396                 206,353

Wages and benefits                                              56,170                48,817                 557,976

Write-off of deferred expenditures                                   0                     0               4,484,648
                                                          ------------          ------------            ------------
Total expenses                                                 261,131               262,316               7,609,509

Interest income                                               (34,644)              (40,772)                (295,555)
                                                          ------------          ------------            ------------
Net loss for the period                                        226,487               221,544               7,313,954

Accum. deficit, beginning of the period                      7,665,814             3,275,646                       0

Share issue costs                                                4,316                50,358                 565,448

Deficiency on acquisition of subsidiary                              0                     0                  17,215

                                                          ------------          ------------            ------------
Accumulated deficit, end of the period                    $  7,896,617          $  3,547,548            $  7,896,617
                                                          ============          ============            ============

Net loss per common share                                        $0.01                 $0.01                   $0.61
                                                          ============          ============            ============

Weighted average shares outstanding                         17,724,935            14,982,550              11,991,682
                                                          ============          ============            ============

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


                                                                                                         Period from
                                                                  Three Months Ended                    July 1, 1994
                                                           ---------------------------------          (commencement)
                                                              March 31,             March 31,                through
                                                                  1998                  1997          March 31, 1998
                                                          ------------          ------------          --------------
Administration fees                                       $      5,861          $      7,437            $    288,580

Assays and analytical                                           88,607                70,111                 660,509

Construction and trenching                                      23,576                12,318                 490,269

Consulting fees                                                 48,752                16,877                 641,112

Depreciation                                                    18,286                 4,858                  77,573

Drilling                                                        87,411                 1,694                 425,004

Equipment rental                                                 8,837                20,779                 223,837

Geology                                                        130,705               241,978               2,114,710

Geophysics                                                       1,440                     0                 188,067

Insurance                                                       10,839                     0                 128,845

Legal                                                           22,147                20,323                 401,486

Maintenance                                                     11,092                 7,945                 108,647

Materials and supplies                                          12,147                17,719                 337,094

Project overhead                                                 4,238                10,119                 213,542

Property and mineral rights                                    113,446                82,583               1,131,898

Telephone                                                        4,563                 1,006                  38,586

Travel                                                          90,500                37,084                 614,234

Wages and benefits                                              39,042                28,547                 472,861
                                                          ------------          ------------            ------------

Costs incurred during the period                               721,489               581,378               8,556,854

Deferred costs, beginning of the period                      3,226,856             3,440,879                       0

Deferred costs, acquired                                             0                     0                 576,139

Deferred costs written off                                           0                     0              (4,484,648)

Mineral property option proceeds                                     0                     0                (700,000)
                                                          ------------          ------------            ------------

Deferred costs, end of the period                         $  3,948,345          $  4,022,257            $  3,948,345
                                                          ============          ============            ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                            (U.S. Dollars-Unaudited)


                                                                                                         Period from
                                                                  Three Months Ended                    July 1, 1994
                                                           ---------------------------------          (commencement)
                                                              March 31,             March 31,                through
                                                                  1998                  1997          March 31, 1998
                                                          ------------          ------------          --------------
Operating Activities
     Net loss for the period                              $   (226,487)         $   (221,544)           $ (7,313,954)

     Non-cash items:

           Write-off of incorporation costs                          0                     0                     665

           Write-off of deferred expenditures                        0                     0               4,484,648

           Depreciation                                          1,265                     0                   4,409
                                                          ------------          ------------            ------------
                                                              (225,222)             (221,544)             (2,824,232)
     Net changes in non-cash working capital items            (748,580)               56,834                (763,670)
                                                          ------------          ------------            ------------
     Cash used in operating activities                        (973,802)             (164,710)             (3,587,902)
                                                          ------------          ------------            ------------

Investing Activities

     Incorporation costs                                             0                     0                    (665)

     Purchases of capital assets                                     0                (5,928)               (283,412)

     Mineral properties and deferred exploration              (721,489)             (581,378)             (8,556,854)

     Non-cash item: depreciation                                18,286                 4,858                  77,573

     Acquisition of subsidiaries                                     0                     0                (593,354)

     Mineral property option proceeds                                0                     0                 700,000
                                                          ------------          ------------            ------------
     Cash used in investing activities                        (703,203)             (582,448)             (8,656,712)
                                                          ------------          ------------            ------------

Financing Activities

     Shares issued for cash                                          0             1,689,102              14,556,723

     Share subscriptions received                              806,136                     0                 806,136

     Shares issued for subsidiaries                                  0                     0                 575,537

     Share issue costs                                          (4,316)              (50,358)               (565,448)
                                                          ------------          ------------            ------------
     Cash provided by financing activities                     801,820             1,638,744              15,372,948
                                                          ------------          ------------            ------------

Increase (decrease) in cash and cash equivalents              (875,185)              891,586               3,128,334

Cash and cash equivalents, beginning of the period           4,003,519             6,660,633                       0
                                                          ------------          ------------            ------------
Cash and cash equivalents, end of the period              $  3,128,334          $  7,552,219            $  3,128,334
                                                          ============          ============            ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (U.S. Dollars-Unaudited)


1.   ACCOUNTING POLICIES

The accompanying consolidated financial statements of Minera Andes Inc. (the "Corporation") for the three month period ended March 31, 1998 and 1997 and for the period from commencement (July 1, 1994) through March 31, 1998 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 2. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 1997 financial information has been derived from the Corporation's audited consolidated financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997. The accounting policies set forth in the audited annual consolidated financial statements are the same as the accounting policies utilized in the preparation of these consolidated financial statements, except as modified for appropriate interim presentation.

2. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Differences between Canadian and U.S. generally accepted accounting principles ("GAAP") as they pertain to the Corporation relate to accounting for share issue costs, loss per share, non-cash issuance of common shares, the acquisition of Scotia Prime Minerals, Incorporated, compensation expense associated with the release of shares from escrow, mineral properties and deferred exploration costs, stock-based compensation and non-cash working capital items and are described in Note 13 to the Corporation's consolidated financial statements for the year ended December 31, 1997.

a. The impact of the above on the interim consolidated financial statements is as follows:

                                                       Three Months Ended
                                                 --------------------------------
                                                 March 31, 1998    March 31, 1997
                                                 --------------    --------------
Accumulated deficit, end of period,
per Canadian GAAP                                  $  7,896,617      $  3,547,548

Adjustment for acquisition of Scotia                    248,590           248,590

Adjustment for compensation expense                   6,324,914         3,820,939

Adjustment for share issue costs                       (565,448)         (530,049)
                                                   ------------      ------------
Accumulated deficit, end of period,
per U.S. GAAP                                      $ 13,904,673      $  7,087,028
                                                   ============      ============

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                            (U.S. Dollars-Unaudited)


                                                       Three Months Ended
                                                 --------------------------------
                                                       March 31,         March 31,
                                                           1998              1997
                                                 --------------    --------------
Share capital, per Canadian GAAP                   $15,938,398        $15,054,116

Adjustment for acquisition of Scotia                   248,590            248,590

Adjustment for compensation expense                  6,324,914          3,820,939

Adjustment for share issue costs                     (565,448)           (530,049)
                                                   -----------        -----------
Share capital, per U.S. GAAP                       $21,946,454        $18,593,596
                                                   ===========        ===========


                                                                     Period from
                                                                    July 1, 1994
                                                                  (commencement)
                                                                         through
                                                                  March 31, 1998
                                                                ----------------
Net loss for the period, per Canadian GAAP                           $ 7,313,954

Adjustment for acquisition of Scotia                                     248,590

Adjustment for compensation expense                                    6,324,914
                                                                     -----------
Loss for the period, per U.S. GAAP                                   $13,887,458
                                                                     ===========
Loss per common share, per U.S. GAAP                                 $      1.16
                                                                     ===========

There were no U.S. GAAP adjustments relating to the net loss reported for the twelve months ended March 31, 1998 and 1997.

b. The following table sets forth the components of the net changes in non-cash working capital items as reflected in the consolidated statements of changes in financial position under U.S. GAAP.

                                                                                                         Period from
                                                                  Three Months Ended                    July 1, 1994
                                                           ---------------------------------          (commencement)
                                                              March 31,             March 31,                through
                                                                  1998                  1997          March 31, 1998
                                                          ------------          ------------          --------------
Add (deduct) non-cash working capital items:

   Receivables and prepaid expenses                       $     35,212          $     95,405            $   (177,321)

   Funds in trust on exercise of warrants                    (806,136)                     0                (806,136)

   Accounts payable and accruals                                 1,626               (44,518)                 80,796

   Due to related parties                                       20,718                 5,947                 138,991
                                                          ------------          ------------            ------------
                                                          $   (748,580)         $     56,834            $   (763,670)
                                                          ============          ============            ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements
-----------------------------------------
The information in this report includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("1934 Act"), and is subject to the safe harbor created by those sections. Factors that could cause results to differ materially from those projected include, but are not limited to, results of current exploration activities, the market price of precious and base metals, the availability of joint venture partners or sources of financing, and other risk factors detailed in the Corporation's Securities and Exchange Commission filings.

Overview
--------
The principal business of the Corporation is the exploration and development of mineral properties, consisting of mineral rights and applications for mineral rights, covering approximately 570,000 acres in six provinces in the Republic of Argentina. The lands comprise option-to-purchase contracts, exploration and mining agreements and direct interests through the Corporation's filings for exploration concessions. The Corporation carries out its business by acquiring, exploring and evaluating mineral properties through its ongoing exploration program. Following exploration, the Corporation either seeks to enter joint ventures to further develop these properties or disposes of them if the properties do not meet the Corporation's requirements. The Corporation's properties are all early stage exploration properties and no proven or probable reserves have been identified.

Plan of Operations
------------------
The Corporation has budgeted and plans to spend approximately $1.9 million over the next 12 months for mineral property and exploration activities and on its properties in Argentina. The Corporation believes that its existing funds and projected sources of funds will be sufficient to finance this planned exploration and the related ongoing activities for this future period. If the Corporation were to determine to develop a property or group of properties beyond the stage of exploration, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt or a combination of equity and debt. The Corporation has no current plans to seek such financing and there is no assurance that such financing, if necessary, would be available to the Corporation on favorable terms.

Results of Operations
---------------------

First quarter 1998 compared with first quarter 1997
---------------------------------------------------
The Corporation had a net loss of $226,000 ($0.01 per share) for the first quarter of 1998, compared with a net loss of $222,000 ($0.01 per share) for the first quarter of 1997. Although these losses were almost identical, there were some variations from year to year: audit expenses were higher in 1998, reflecting the additional reporting required by the Corporation as a reporting company under the 1934 Act; the Canadian dollar strengthened somewhat in the first quarter of 1998, whereas it had fallen for most of 1997, and this resulted in an exchange gain in 1998; and the Corporation incurred additional insurance expense as a result of its expanding operations as a public corporation. Total mineral property and deferred exploration costs were $721,000 during the first quarter of 1998, compared with $581,000 in the first quarter last year. The major reason for the 1998 increase was the drilling program on the Corporation's property in Santa Cruz Province, Argentina. This program resulted in several drill holes that cut high-grade mineralization in holes up to 800 meters apart, with mineralization open in three directions. The highest grade hole cut 617 grams/tonne (g/t) silver and 4.05 g/t gold over a 115 foot thickness. The Corporation has increased its land position in the region, and has already begun a second phase of drilling and exploration on El Pluma/Cerro Saavedra, the discovery property.

Liquidity and Capital Resources
-------------------------------
Due to the nature of the mining industry, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future. However, there can be no assurance that the Corporation will be successful with such financings.

At March 31, 1998, the Corporation had cash and cash equivalents of $3.1 million, and a receivable for an additional $0.8 million from the exercise of warrants. These latter funds were received in trust by the Corporation's transfer agent during the quarter, and the Corporation received the funds early in April 1998. This compares with the $7.6 million in cash and cash equivalents at March 31, 1997, when the Corporation had funds on hand from its special warrant private placement at the end of 1996 and from the exercise of warrants in February 1997. Working capital at March 31, 1998 was $3.9 million. The Corporation's operating activities used $0.2 million in 1998 (before the adjustment for working capital items which included the funds received in trust from the exercise of warrants), which was the same as for the first quarter of 1997. Investing activities used $0.7 million compared with $0.6 million in 1997, reflecting the higher level of drilling activity this year. Financing activities this year included $0.8 million of funds from the exercise of warrants, compared with $1.7 million in 1997, also from the exercise of warrants. Cash and cash equivalents decreased in the first quarter of 1998 by $0.9 million, whereas there was an increase of $0.9 million in the first quarter of 1997.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         a.     Exhibits
                Exhibit Number         Description
                --------------         -----------
                      27               Financial Data Schedule

         b.     Reports on Form 8-K:   None

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MINERA ANDES INC.


Date: May 11, 1998                     By: ALLEN V. AMBROSE
                                           -------------------------------------
                                           Allen V. Ambrose
                                           President



Date: May 11, 1998                     By: ALLAN J. MARTER
                                           -------------------------------------
                                           Allan J. Marter
                                           Chief Financial Officer
                                           (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit
Number             Description
-------            -----------

  27               Financial Data Schedule