Form 10QSB
period 1998-06-30
MINERA ANDES INC /WA
filed 1998-08-13
CIK 1030219

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-QSB


(Mark One)

    [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Shares outstanding as of July 31, 1998: 20,390,030 shares of common stock, with no par value

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

================================================================================

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

         Item 1   Consolidated Financial Statements...........................3

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............9


PART II - OTHER INFORMATION

         Item 4   Submission of Matters to a Vote of Security Holders .......12

         Item 6   Exhibits and Reports on Form 8-K...........................12


SIGNATURES...................................................................13

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                           CONSOLIDATED BALANCE SHEETS
                            (U.S. Dollars-Unaudited)


                                                                               June 30,        December 31,
                                                                                  1998                1997
                                                                          ------------        ------------
                                     ASSETS
Current:
       Cash and cash equivalents                                          $  3,483,374        $  4,003,519
       Receivables and prepaid expenses                                        138,611             212,533
                                                                          ------------        ------------
           Total current assets                                              3,621,985           4,216,052
Mineral properties and deferred exploration costs                            3,749,107           3,226,856
Capital assets, net                                                            189,241             220,981
                                                                          ------------        ------------
           Total assets                                                   $  7,560,333        $  7,663,889

                                   LIABILITIES
Current:
       Accounts payable and accruals                                      $     77,535        $     79,168
       Due to related parties                                                  131,313             118,273
                                                                          ------------        ------------
           Total current liabilities                                           208,848             197,441

                              SHAREHOLDERS' EQUITY
Share capital                                                               16,414,666          15,132,262
Accumulated deficit                                                         (9,063,181)         (7,665,814)
                                                                          ------------        ------------
           Total shareholders' equity                                        7,351,485           7,466,448
                                                                          ------------        ------------
           Total liabilities and shareholders' equity                     $  7,560,333        $  7,663,889
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

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                            (U.S. Dollars-Unaudited)


                                                                                                                        Period from
                                                 Three Months     Three Months       Six Months       Six Months       July 1, 1994
                                                        Ended            Ended            Ended            Ended     (commencement)
                                                      June 30,         June 30,         June 30,         June 30,           through
                                                         1998             1997             1998             1997      June 30, 1998
                                                 ------------     ------------     ------------     ------------     --------------
Administration fees                              $      8,130     $      9,333     $     16,606     $     16,420     $      136,641
Audit and accounting                                   11,011           11,081           45,344           28,882            142,654
Consulting fees                                        44,427           48,304           89,275           92,144            529,635
Depreciation                                            1,518              635            2,783              635              5,927
Equipment rental                                        1,518                0            3,035                0              9,907
Foreign exchange (gain) loss                          126,536           85,312          109,355           90,038            301,866
Insurance                                              17,937                0           35,875                0             54,451
Legal                                                  45,042           67,637           59,226           97,671            302,642
Maintenance                                                42                0               54                0                219
Materials and supplies                                  1,552               12            1,570               12             44,847
Office overhead                                       109,563          242,873          174,444          324,380            939,776
Telephone                                              20,824           12,181           39,620           32,289            226,992
Transfer agent                                          4,501                0            8,421                0             57,576
Travel                                                  3,419           16,224           15,373           24,620            209,772
Wages and benefits                                     54,550           61,267          110,720          110,084            612,526
Write-off of deferred expenditures                    756,557                0          756,557                0          5,241,205
                                                 ------------     ------------     ------------     ------------     --------------
Total expenses                                      1,207,127          554,859        1,468,258          817,175          8,816,636
Interest income                                       (42,411)         (46,563)         (77,055)         (87,335)          (337,966)
                                                 ------------     ------------     ------------     ------------     --------------
Net loss for the period                             1,164,716          508,296        1,391,203          729,840          8,478,670
Accumulated deficit, beginning
  of the period                                     7,896,617        3,547,548        7,665,814        3,275,646                  0
Share issue costs                                       1,848           32,653            6,164           83,011            567,296
Deficiency on acquisition of subsidiary                     0                0                0                0             17,215
                                                 ------------     ------------     ------------     ------------     --------------
Accumulated deficit, end of the period           $  9,063,181     $  4,088,497     $  9,063,181     $  4,088,497     $    9,063,181
                                                 ============     ============     ============     ============     ==============
Net loss per common share                        $       0.06     $       0.03     $       0.07     $       0.05     $         0.68
                                                 ============     ============     ============     ============     ==============
Weighted average shares outstanding                20,205,765       17,438,389       19,718,340       16,217,254         12,441,660
                                                 ============     ============     ============     ============     ==============


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


                                                                                                                        Period from
                                                 Three Months     Three Months       Six Months       Six Months       July 1, 1994
                                                        Ended            Ended            Ended            Ended     (commencement)
                                                      June 30,         June 30,         June 30,         June 30,           through
                                                         1998             1997             1998             1997      June 30, 1998
                                                 ------------     ------------     ------------     ------------     --------------
Administration fees                              $      5,515     $      7,304     $     11,376     $     14,741     $      294,095
Assays and analytical                                  58,412           67,690          147,019          137,801            718,921
Construction and trenching                                  0           15,669           23,576           27,987            490,269
Consulting fees                                        31,970           31,494           80,722           48,371            673,082
Depreciation                                           18,286            4,857           36,572            9,715             95,859
Drilling                                               90,192           54,805          177,603           54,805            515,196
Equipment rental                                        8,632           18,180           17,469           38,959            232,469
Geology                                               117,373          215,808          248,078          457,786          2,232,083
Geophysics                                             21,050                0           22,490                0            209,117
Insurance                                              14,044           13,995           24,883           15,689            142,889
Legal                                                  26,491           18,464           48,638           38,787            427,977
Maintenance                                             5,690            7,117           16,782           15,062            114,337
Materials and supplies                                 10,906           15,579           23,053           33,298            348,000
Project overhead                                       10,841           10,058           15,079           20,177            224,383
Property and mineral rights                            42,373           94,081          155,819          176,664          1,174,271
Telephone                                               2,893            2,034            7,456            3,040             41,479
Travel                                                 56,104           60,146          146,604           97,230            670,338
Wages and benefits                                     36,547           29,933           75,589           58,480            509,408
                                                 ------------     ------------     ------------     ------------     --------------
Costs incurred during the period                      557,319          667,214        1,278,808        1,248,592          9,114,173
Deferred costs, beginning of period                 3,948,345        4,022,257        3,226,856        3,440,879                  0
Deferred costs acquired                                     0                0                0                0            576,139
Deferred costs written off                           (756,557)               0         (756,557)               0         (5,241,205)
Mineral property option proceeds                            0                0                0                0           (700,000)
                                                 ============     ============     ============     ============     ==============
Deferred costs, end of the period                $  3,749,107     $  4,689,471     $  3,749,107     $  4,689,471     $    3,749,107
                                                 ============     ============     ============     ============     ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                            (U.S. Dollars-Unaudited)


                                                                                                                        Period from
                                                 Three Months     Three Months       Six Months       Six Months       July 1, 1994
                                                        Ended            Ended            Ended            Ended     (commencement)
                                                      June 30,         June 30,         June 30,         June 30,           through
                                                         1998             1997             1998             1997      June 30, 1998
                                                 ------------     ------------     ------------     ------------     --------------
Operating Activities
   Net loss for the period                       $ (1,164,716)    $   (508,296)    $ (1,391,203)    $   (729,840)    $   (8,478,670)
   Non-cash items:
          Write-off of incorporation costs                  0                0                0                0                665
          Write-off of deferred expenditures          756,557                0          756,557                0          5,241,205
          Depreciation                                  1,518              635            2,783              635              5,927
                                                 ------------     ------------     ------------     ------------     --------------
                                                     (406,641)        (507,661)        (631,863)        (729,205)        (3,230,873)
   Net changes in non-cash working
     capital items                                    833,909          126,700           85,329          183,534             70,240
                                                 ------------     ------------     ------------     ------------     --------------
   Cash (used in) provided by operating
     activities                                       427,268         (380,961)        (546,534)        (545,671)          ,160,633)
                                                 ------------     ------------     ------------     ------------     --------------

Investing Activities
   Incorporation costs                                      0                0                0                0               (665)
   Purchases of capital assets                         (7,615)            (540)          (7,615)          (6,468)          (291,028)
   Mineral properties and deferred
     exploration costs                               (557,319)        (667,214)      (1,278,808)       1,248,592         (9,114,173)
   Non-cash item: depreciation                         18,286            4,857           36,572            9,715             95,859
   Acquisition of subsidiaries                              0                0                0                0           (593,354)
   Mineral property option proceeds                         0                0                0                0           700,000
                                                 ------------     ------------     ------------     ------------     --------------
   Cash (used in) investing activities               (546,648)        (662,897)      (1,249,851)      (1,245,345)        (9,203,361)
                                                 ------------     ------------     ------------     ------------     --------------

Financing Activities
   Shares issued for cash                             476,268                0        1,282,404        1,689,102         15,839,127
   Shares issued for subsidiaries                           0                0                0                0            575,537
   Share issue costs                                   (1,848)         (32,653)          (6,164)         (83,011)         (567,296)
                                                 ------------     ------------     ------------     ------------     --------------
   Cash (used in) provided by financing
     activities                                       474,420          (32,653)       1,276,240        1,606,091         15,847,368
                                                 ------------     ------------     ------------     ------------     --------------

Increase (decrease) in cash and cash
  equivalents                                         355,040       (1,076,511)        (520,145)        (184,925)         3,483,374
Cash and cash equivalents, beginning
  of the period                                     3,128,334        7,552,219       4,003,519         6,660,633                  0
                                                 ------------     ------------     ------------     ------------     --------------
Cash and cash equivalents, end of the period     $  3,483,374     $  6,475,708     $  3,483,374     $  6,475,708     $    3,483,374
                                                 ============     ============     ============     ============     ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (U.S. Dollars-Unaudited)


1.   ACCOUNTING POLICIES

     The accompanying consolidated financial statements of Minera Andes Inc. (the "Corporation") for the three month and six month periods ended June 30, 1998 and 1997 and for the period from commencement (July 1, 1994) through June 30, 1998 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 3. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 1997 financial information has been derived from the Corporation's audited consolidated financial statements.

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

2.   MINERAL PROPERTIES AND DEFERRED EXPLORATION COSTS

     Santa Clara Project

     The Corporation evaluated the prospects for the Santa Clara property during the second quarter of 1998 and decided to abandon the property. All underlying contracts with landowners were terminated and a write-off of deferred costs amounting to $756,557 was charged to operations.

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

          a. The impact of the above on the interim consolidated financial statements is as follows:

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                            (U.S. Dollars-Unaudited)


                                                   Three Months Ended                 Six Months Ended
                                              ----------------------------       ----------------------------
                                                   June 30,        June 30,           June 30,        June 30,
                                                      1998            1997               1998            1997
                                              ------------    ------------       ------------    ------------
Accumulated deficit, end of period,
per Canadian GAAP                             $  9,063,181    $  4,088,497       $  9,063,181    $  4,088,497

Adjustment for acquisition of Scotia               248,590         248,590            248,590         248,590

Adjustment for compensation expense              6,324,914       3,820,939          6,324,914       3,820,939

Adjustment for share issue costs                  (567,296)       (562,702)          (567,296)       (562,702)
                                              ------------    ------------       ------------    ------------
Accumulated deficit, end of period
per U.S. GAAP                                 $ 15,069,389    $  7,595,324       $ 15,069,389    $  7,595,324
                                              ============    ============       ============    ============


                                                   Three Months Ended                 Six Months Ended
                                              ----------------------------       ----------------------------
                                                   June 30,        June 30,           June 30,        June 30,
                                                      1998            1997               1998            1997
                                              ------------    ------------       ------------    ------------
Share capital, per Canadian GAAP              $ 16,414,666    $ 15,054,116       $ 16,414,666    $ 15,054,116

Adjustment for acquisition of Scotia               248,590         248,590            248,590         248,590

Adjustment for compensation expense              6,324,914       3,820,939          6,324,914       3,820,939

Adjustment for share issue costs                  (567,296)       (562,702)          (567,296)       (562,702)
                                              ------------    ------------       ------------    ------------
Share capital, per U.S. GAAP                  $ 22,420,874    $ 18,560,943       $ 22,420,874    $ 18,560,943
                                              ============    ============       ============    ============


                                                                                                   Period from
                                                                                                  July 1, 1994
                                                                                                (commencement)
                                                                                                       through
                                                                                                 June 30, 1998
                                                                                                --------------
Net loss for the period, per Canadian GAAP                                                        $  8,478,670

Adjustment for acquisition of Scotia                                                                   248,590

Adjustment for compensation expense                                                                  6,324,914
                                                                                                  ------------
Loss for the period, per U.S. GAAP                                                                $ 15,052,174
                                                                                                  ============
Loss per common share, per U.S. GAAP                                                              $       1.21
                                                                                                  ============

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                            (U.S. Dollars-Unaudited)


There were no U.S. GAAP adjustments relating to the net loss reported for the three month and six month periods ended June 30, 1998 and 1997.

     b. The following table sets forth the components of the net changes in non-cash working capital items as reflected in the consolidated statements of changes in financial position under U.S. GAAP.

                                                                                                       Period from
                                      Three Months Ended                Six Months Ended              July 1, 1994
                                ------------------------------    ----------------------------      (commencement)
                                     June 30,         June 30,         June 30,         June 30,           through
                                        1998             1997             1998             1997      June 30, 1998
                                ------------     ------------     ------------     ------------     --------------
Add (deduct) non-cash
working capital items:

Receivables and
prepaid expenses                $     38,710     $     62,627     $     73,922     $    158,032     $     (138,611)

Funds in trust on
exercise of warrants                 806,136                0                0                0                  0

Accounts payable
and accruals                          (3,259)          15,016           (1,633)         (29,502)            77,538

Due to related parties                (7,678)          49,057           13,040           55,004            131,313
                                ------------     ------------     ------------     ------------     --------------
                                $    833,909     $    126,700     $     85,329     $    183,534     $       70,240
                                ============     ============     ============     ============     ==============

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

Overview
--------
The principal business of the Corporation is the exploration and development of mineral properties, consisting of mineral rights and applications for mineral rights covering approximately 530,000 acres in six provinces in the Republic of Argentina. The lands are comprised of option-to-purchase contracts, exploration and mining agreements and direct interests through the Corporation's filings for exploration concessions. The Corporation carries out its business by acquiring, exploring and evaluating mineral properties through its ongoing exploration program. Following exploration, the Corporation either seeks to enter joint ventures to further develop these properties or disposes of them if the properties do not meet the Corporation's requirements. The Corporation's properties are all early stage exploration properties and no proven or probable reserves have been identified.

Plan of Operations
------------------
The Corporation has budgeted and plans to spend approximately $1.2 million over the next 12 months for mineral properties and on exploration activities on its properties in Argentina. The Corporation believes that its existing funds and projected sources of funds will be sufficient to finance this planned exploration and the related ongoing activities for this future period. If the Corporation were to develop a property or group of properties beyond the stage of exploration, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt or a combination of equity and debt. The Corporation has no current plans to seek such financing and there is no assurance that such financing, if necessary, would be available to the Corporation on favorable terms, if at all.

Results of Operations
---------------------
Second quarter 1998 compared with second quarter 1997
The Corporation had a net loss of $1.2 million for the second quarter of 1998, compared with as net loss of $0.5 million for the second quarter of 1997. This increase was a direct result of the write-off on abandonment of the Santa Clara property at the end of the second quarter of 1998, for which the Corporation recognized a charge to operations of $0.76 million. Excluding this write-off, the Corporation had been successful in containing costs with reduced expenditures during the quarter for legal expenses, consulting fees, wages and benefits, office overhead and travel, although the reduced expenditures were partially offset by increased telephone, insurance, depreciation, maintenance and transfer agent expenses. The continuing fall in the Canadian dollar resulted in an exchange loss for the Corporation of $0.13 million for the quarter, compared to $0.09 million in the same period last year. The Corporation maintains the major portion of its working capital and cash reserves in accounts denominated in Canadian dollars. At June 30, 1998 the Corporation held Cdn$4.9 million in Canadian dollar denominated accounts. Total mineral property and deferred exploration costs during the quarter were $0.56 million in 1998, compared with $0.67 million for the second quarter of 1997. The Corporation was drilling properties in the second quarter of each year, but in 1998 has focused its attention on the El Pluma/Cerro Saavedra property, where it has had preliminary exploration success, as in Hole EP-12 which cut 115 feet grading
4.05 g/t gold and 617 g/t silver. In light of continuing low metal prices and languishing equity markets for junior exploration companies, however, the Corporation has reduced its level of staffing and grassroots exploration in Argentina.

Six months ended June 30, 1998 compared with the six months ended June 30, 1997 The Corporation had a net loss of $1.4 million for the six months ended June 30, 1998, compared with a net loss of $0.73 million for the comparable period in 1997. Results in the first quarter of each year were comparable, but the second quarter included the write-off on the abandonment of the Santa Clara property of $0.76 million, whereas there were no write-offs in the first six months of 1997. The Corporation had additional audit and accounting costs, insurance, telephone and transfer agent expenses in 1998, but showed cost savings for legal expenses and office overhead over the 1997 period, as a result of reduced financing and investor relations activities this year. Total mineral property and deferred exploration costs for the six months were almost identical, with $1.28 million in 1998 compared with $1.25 million in 1997. Most of the 1998 costs were for the El Pluma/Cerro Saavedra property, because of the successful preliminary exploration results there, while 1997 costs had been spread over a number of properties, some of which the Corporation has subsequently abandoned. Deferred expenditures related to mineral properties and exploration decreased to $3.75 million at June 30, 1998 compared with $4.7 million a year earlier as a result of the abandonment of and write-off of deferred expenditures relating to the Santa Clara property.

Liquidity and Capital Resources
Due to the nature of the mining industry, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and by entering into joint venture arrangements. The Corporation expects to use similar financing techniques in the future.

At June 30, 1998, the Corporation had cash and cash equivalents of $3.5 million, compared to cash and cash equivalents of $6.5 million as of June 30, 1997. During the year, the Corporation continued to spend its cash for the acquisition and exploration of its properties in Argentina, but because of its preliminary exploration success, it has continued to attract additional equity capital through the exercise of outstanding warrants. Financing activities resulted in the receipt of $1.3 million in cash from the exercise of warrants in the first six months of 1998, compared to $1.7 million received in the six months ended June 30, 1997, when the Corporation received proceeds from its 1996 special warrant private placement, and from the exercise of warrants issued in earlier financings. The Corporation's operating activities used $0.55 million in each of the six months ended June 30, 1998 and 1997. The Corporation's investing activities were virtually the same in the first six months of 1998 and 1997, at $1.25 million in each period. Working capital at June 30, 1998 was $3.4 million.

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        a. The Corporation held its annual general and special meeting of shareholders in Calgary, Alberta on June 26, 1998.

        b. The following directors were elected at the meeting: Allen V. Ambrose, John Johnson Crabb, A.D. Drummond, Armand Hansen, Bonnie
             L. Kuhn and Allan J. Marter.

        c.   The following matters were voted on at the meeting:

                                                                                                      Abstentions/
                                                                                                            Broker
                      Matters                                 For          Against       Withheld        Non-Votes
        -------------------------------------------        ----------     --------       --------     ------------
        Ordinary resolution setting the number of
        directors at six (6):                              12,528,752        3,017         21,200

        Election of directors for the ensuing year:

             Allen V. Ambrose:                             12,531,335                      21,634

             John Johnson Crabb:                           12,531,352                      21,617

             A.D. Drummond:                                12,531,352                      21,617

             Armand Hansen:                                12,531,335                      21,634

             Bonnie L. Kuhn:                               12,531,352                      21,617

             Allan J. Marter:                              12,531,335                      21,634

        Appointment of Coopers & Lybrand,
        LLP as auditor for the ensuing year at a
        remuneration to be fixed by the directors:         12,536,669                      13,300             3,000

        Approve the amendment to the orporation's
        Stock Option Plan, increasing the shares
        reserved for issuance under the Plan from
        2,000,000 to 3,000,000 shares:                      7,890,272      737,444         83,300         3,841,953

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


                                       MINERA ANDES INC.


Date: August 11, 1998                  By: /s/ ALLEN V. AMBROSE
      ---------------                      -------------------------------------
                                           Allen V. Ambrose
                                           President



Date: August 11, 1998                  By: /s/ ALLAN J. MARTER
      ---------------                      -------------------------------------
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