Form 10QSB
period 1998-09-30
MINERA ANDES INC /WA
filed 1998-11-13
CIK 1030219

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB


(Mark One)

    [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares outstanding as of October 31, 1998: 20,390,030 shares of common stock, with no par value

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]


================================================================================

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

         Item 1   Consolidated Financial Statements............................3

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............10


PART II - OTHER INFORMATION

         Item 6   Exhibits and Reports on Form 8-K............................12


SIGNATURES....................................................................13

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                           CONSOLIDATED BALANCE SHEETS
                            (U.S. Dollars-Unaudited)


                                                                                 September 30,         December 31,
                                                                                         1998                 1997
                                                                                -------------        -------------
                                     ASSETS
Current:
          Cash and cash equivalents                                             $   2,775,703        $   4,003,519
          Receivables and prepaid expenses                                             88,985              212,533
                                                                                -------------        -------------
                 Total current assets                                               2,864,688            4,216,052
Mineral properties and deferred exploration costs                                   4,095,912            3,226,856
Capital assets, net                                                                   170,846              220,981
                                                                                -------------        -------------
                 Total assets                                                   $   7,131,446        $   7,663,889
                                                                                =============        =============

                                   LIABILITIES
Current:
          Accounts payable and accruals                                         $      56,914        $      79,168
          Due to related parties                                                       34,030              118,273
                                                                                -------------        -------------
                 Total current liabilities                                             90,944              197,441
                                                                                -------------        -------------

                              SHAREHOLDERS' EQUITY
Share capital                                                                      16,414,666           15,132,262
Accumulated deficit                                                                (9,374,164)          (7,665,814)
                                                                                -------------        -------------
                 Total shareholders' equity                                         7,040,502            7,466,448
                                                                                -------------        -------------
                 Total liabilities and shareholders' equity                     $   7,131,446        $   7,663,889
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

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                            (U.S. Dollars-Unaudited)

                                                                                                                     Period from
                                                                                                                    July 1, 1994
                                        Three Months       Three Months        Nine Months        Nine Months      (commencement)
                                               Ended              Ended              Ended              Ended            through
                                        September 30,      September 30,      September 30,      September 30,      September 30,
                                                1998               1997               1998               1997               1998
                                       -------------      -------------      -------------      -------------      -------------
Administration fees                    $       7,886      $       9,111      $      24,492      $      25,531      $     144,527
Audit & accounting                            13,086             13,541             58,430             42,423            155,740
Consulting fees                               44,604             33,439            133,879            121,843            574,239
Depreciation                                   1,699              1,013              4,482              1,648              7,626
Equipment rental                               1,517              2,427              4,552              2,427             11,424
Foreign exchange (gain) loss                 106,870             37,300            216,225            127,338            408,736
Insurance                                     17,937                639             53,812                639             72,388
Legal                                         24,730             16,553             83,956            114,224            327,372
Maintenance                                       47                  0                101                  0                266
Materials & supplies                               0              5,000              1,570              5,012             44,847
Office overhead                               49,192             81,543            223,636            405,923            988,968
Telephone                                     13,898             11,523             53,518             43,812            240,890
Transfer agent                                 3,036              2,466             11,457              6,206             60,612
Travel                                         8,710             16,406             24,083             41,026            218,482
Wages & benefits                              53,458             53,519            164,178            163,603            665,984
Write-off of deferred
  expenditures                                     0                  0            756,557                  0          5,241,205
                                       -------------      -------------      -------------      -------------      -------------
Total expenses                               346,670            284,480          1,814,928          1,101,655          9,163,306
Interest income                              (35,906)           (41,648)          (112,961)          (128,983)          (373,872)
                                       -------------      -------------      -------------      -------------      -------------
Loss for the period                          310,764            242,832          1,701,967            972,672          8,789,434
Accumulated deficit,
  beginning of the period                  9,063,181          4,088,497          7,665,814          3,275,646                  0
Share issue costs                                219              4,123              6,383             87,134            567,515
Deficiency on acquisition
  of subsidiary                                    0                  0                  0                  0             17,215
                                       -------------      -------------      -------------      -------------      -------------
Accumulated deficit,
  end of the period                    $   9,374,164      $   4,335,452      $   9,374,164      $   4,335,452      $   9,374,164
                                       =============      =============      =============      =============      =============
Loss per common share                  $        0.01      $       0 .01      $        0.08      $        0.06      $        0.68
                                       =============      =============      =============      =============      =============
Weighted average shares
  outstanding                             20,390,030         19,200,012         19,944,697         17,222,432         12,971,064
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


                                                                                                                     Period from
                                                                                                                    July 1, 1994
                                        Three Months       Three Months        Nine Months        Nine Months      (commencement)
                                               Ended              Ended              Ended              Ended            through
                                        September 30,      September 30,      September 30,      September 30,      September 30,
                                                1998               1997               1998               1997               1998
                                       -------------      -------------      -------------      -------------      -------------
Administration fees                    $       5,209      $       5,080      $      16,585      $      19,821      $     299,304
Assays & analytical                            6,472             35,169            153,491            172,970            725,393
Construction & trenching                           0                  0             23,576             27,987            490,269
Consulting fees                               24,696             23,295            105,418             71,666            697,778
Depreciation                                  18,285             12,335             54,857             22,050            114,144
Drilling                                         120                  0            177,723             54,805            515,316
Equipment rental                                 763                  0             18,232             38,959            233,232
Geology                                       84,501            137,112            332,579            594,898          2,316,584
Geophysics                                    29,087             54,658             51,577             54,658            238,204
Insurance                                     12,533             12,826             37,416             28,515            155,422
Legal                                         32,028             38,179             80,666             76,966            460,005
Maintenance                                    5,022             11,701             21,804             26,763            119,359
Materials & supplies                           6,760             18,349             29,813             51,647            354,760
Project overhead                               9,014             11,745             24,093             31,922            233,397
Property & mineral rights                     45,012            120,294            200,831            296,958          1,219,283
Telephone                                      2,189              1,468              9,645              4,508             43,668
Travel                                        30,465             46,213            177,069            143,443            700,803
Wages & benefits                              34,649             32,816            110,238             91,296            544,057
                                       -------------      -------------      -------------      -------------      -------------
Costs incurred during the period             346,805            561,240          1,625,613          1,809,832          9,460,978
Deferred costs, beginning of period        3,749,107          4,689,471          3,226,856          3,440,879                  0
Deferred costs acquired                            0                  0                  0                  0            576,139
Deferred costs written off                         0                  0           (756,557)                 0         (5,241,205)
Mineral property option proceeds                   0                  0                  0                  0           (700,000)
                                       -------------      -------------      -------------      -------------      -------------
Deferred costs, end of the period      $   4,095,912      $   5,250,711      $   4,095,912      $   5,250,711      $   4,095,912
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

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                            (U.S. Dollars-Unaudited)


                                                                                                                     Period from
                                                                                                                    July 1, 1994
                                        Three Months       Three Months        Nine Months        Nine Months      (commencement)
                                               Ended              Ended              Ended              Ended            through
                                        September 30,      September 30,      September 30,      September 30,      September 30,
                                                1998               1997               1998               1997               1998
                                       -------------      -------------      -------------      -------------      -------------
Operating Activities
  Loss for the period                  $    (310,764)     $    (242,832)     $  (1,701,967)     $    (972,672)     $  (8,789,434)
  Non-cash items:
      Write-off of incorporation
        costs                                      0                  0                  0                  0                665
      Write-off of deferred
        expenditures                               0                  0            756,557                  0          5,241,205
      Depreciation                             1,699              1,013              4,482              1,648              7,626
                                       -------------      -------------      -------------      -------------      -------------
                                            (309,065)          (241,819)          (940,928)          (971,024)        (3,539,938)
  Net changes in non-cash
    working capital items                    (68,278)          (258,907)            17,052            (75,373)             1,962
                                       -------------      -------------      -------------      -------------      -------------
  Cash (used in) operating activities       (377,343)          (500,726)          (923,876)        (1,046,397)        (3,537,976)
                                       -------------      -------------      -------------      -------------      -------------

Investing Activities
  Incorporation costs                              0                  0                  0                  0               (665)
  Purchases of capital assets                 (1,589)          (214,683)            (9,205)          (221,251)          (292,617)
  Mineral properties and deferred
    exploration costs                       (346,805)          (561,240)        (1,625,613)        (1,809,832)        (9,460,978)
  Acquisition of subsidiaries                      0                  0                  0                  0           (593,354)
  Mineral property option proceeds                 0                  0                  0                  0            700,000
  Non-cash item : depreciation                18,285             12,235             54,857             22,050            114,144
                                       -------------      -------------      -------------      -------------      -------------
  Cash (used in) investing activities       (330,109)          (763,688)        (1,579,961)        (2,009,033)        (9,533,470)
                                       -------------      -------------      -------------      -------------      -------------

Financing Activities
  Shares issued for cash                           0             78,146          1,282,404          1,767,248         15,839,127
  Shares issued for subsidiaries                   0                  0                  0                  0            575,537
  Share issue costs                             (219)            (4,123)            (6,383)           (87,134)          (567,515)
                                       -------------      -------------      -------------      -------------      -------------
  Cash (used in) provided by
    financing activities                        (219)            74,023          1,276,021          1,680,114         15,847,149
                                       -------------      -------------      -------------      -------------      -------------

Increase (decrease) in cash and
  cash equivalents                          (707,671)        (1,190,391)        (1,227,816)        (1,375,316)         2,775,703
Cash and cash equivalents,
  beginning of the period                  3,483,374          6,475,708          4,003,519          6,660,633                  0
                                       -------------      -------------      -------------      -------------      -------------
Cash and cash equivalents,
  end of the period                    $   2,775,703      $   5,285,317      $   2,775,703      $   5,285,317      $   2,775,703
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

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (U.S. Dollars-Unaudited)


1.  ACCOUNTING POLICIES

    The accompanying consolidated financial statements of Minera Andes Inc. (the "Corporation") for the three month and nine month periods ended September 30, 1998 and 1997 and for the period from commencement (July 1, 1994) through September 30, 1998 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 2. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 1997 financial information has been derived from the Corporation's audited consolidated financial statements.

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

     a. The impact of the above on the interim consolidated financial statements is as follows:

                                                          Three Months Ended                          Nine Months Ended
                                                --------------------------------------      -------------------------------------
                                                        Sept. 30,             Sept. 30,            Sept. 30,            Sept. 30,
                                                            1998                  1997                 1998                  1997
                                                ----------------      ----------------      ---------------      ----------------
     Accumulated deficit, end of period,
     per Canadian GAAP                          $      9,374,164      $      4,335,452      $     9,374,164      $      4,335,452
     Adjustment for acquisition of Scotia                248,590               248,590              248,590               248,590
     Adjustment for compensation expense               6,324,914             3,820,939            6,324,914             3,820,939
     Adjustment for share issue costs                   (567,515)             (566,825)            (567,515)             (566,825)
                                                ----------------      ----------------      ---------------      ----------------
     Accumulated deficit, end of period
     per U.S. GAAP                              $     15,380,153      $      7,838,156      $    15,380,153      $      7,838,156
                                                ================      ================      ===============      ================

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                            (U.S. Dollars-Unaudited)


                                                          Three Months Ended                          Nine Months Ended
                                                --------------------------------------      -------------------------------------
                                                        Sept. 30,             Sept. 30,            Sept. 30,            Sept. 30,
                                                            1998                  1997                 1998                  1997
                                                ----------------      ----------------      ---------------      ----------------
     Share capital, per Canadian GAAP           $     16,414,666      $     15,132,262      $    16,414,666      $     15,132,262
     Adjustment for acquisition of Scotia                248,590               248,590              248,590               248,590
     Adjustment for compensation expense               6,324,914             3,820,939            6,324,914             3,820,939
     Adjustment for share issue costs                   (567,515)             (566,825)            (567,515)             (566,825)
                                                ----------------      ----------------      ---------------      ----------------
     Share capital, per U.S. GAAP               $     22,420,655      $     18,634,966      $    22,420,655      $     18,634,966
                                                ================      ================      ===============      ================


                                                                  Period from
                                                                 July 1, 1994
                                                                (commencement)
                                                                      through
                                                               Sept. 30, 1998
                                                              ---------------
     Net loss for the period, per Canadian GAAP               $     8,789,434
     Adjustment for acquisition of Scotia                             248,590
     Adjustment for compensation expense                            6,324,914
                                                              ---------------
     Loss for the period, per U.S. GAAP                       $    15,362,938
                                                              ===============
     Loss per common share, per U.S. GAAP                     $          1.18
                                                              ===============


     There were no U.S. GAAP adjustments relating to the net loss reported for the three month and nine month periods ended September 30, 1998 and 1997.

b. The following table sets forth the components of the net changes in non-cash working capital items as reflected in the consolidated statements of changes in financial position under U.S. GAAP.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                            (U.S. Dollars-Unaudited)


                                                                                                           Period from
                                    Three Months Ended                      Nine Months Ended             July 1, 1994
                            ----------------------------------      ---------------------------------    (commencement)
                                   Sept. 30,         Sept. 30,         Sept. 30,         Sept. 30,             through
                                       1998              1997              1998              1997       Sept. 30, 1998
                                -----------       -----------       -----------       -----------       --------------
Add (deduct) non-cash
working capital items:

Receivables and
prepaid expenses                $    49,626       $  (115,102)      $   123,549       $    42,930       $      (88,982)

Accounts payable
and accruals                        (20,621)          (44,421)          (22,254)          (73,923)              56,914

Due to related parties              (97,283)          (99,384)          (84,243)          (44,380)              34,030
                                -----------       -----------       -----------       -----------       --------------
                                $   (68,278)      $  (258,907)      $    17,052       $   (75,373)      $        1,962
                                ===========       ===========       ===========       ===========       ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements
The information in this report includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. Factors that could cause results to differ materially from those projected include, but are not limited to, results of current exploration activities, the market price of precious and base metals, the availability of joint venture partners or sources of financing, and other risk factors detailed in the Corporation's Securities and Exchange Commission filings.

Overview
The principal business of the Corporation is the exploration and development of mineral properties, consisting of mineral rights and applications for mineral rights covering approximately 530,000 acres in six provinces in the Republic of Argentina. The lands are comprised of option-to-purchase contracts, exploration and mining agreements and direct interests through the Corporation's filings for exploration concessions. The Corporation carries out its business by acquiring, exploring and evaluating mineral properties through its ongoing exploration program. Following exploration, the Corporation either seeks to enter into joint ventures to further develop these properties or disposes of them if the properties do not meet the Corporation's requirements. The Corporation's properties are all early stage exploration properties and no proven or probable reserves have been identified.

Plan of Operations
The Corporation has budgeted and plans to spend approximately $1.2 million over the next 12 months for mineral properties and on exploration activities on its properties in Argentina. The Corporation believes that its existing funds and projected sources of funds will be sufficient to finance this planned exploration and the related ongoing activities for this future period. If the Corporation were to develop a property or group of properties beyond the stage of exploration, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt or a combination of equity and debt. The Corporation has no current plans to seek such financing and there is no assurance that such financing, if necessary, would be available to the Corporation on favorable terms, if at all.

Results of Operations
Third quarter 1998 compared with third quarter 1997
The Corporation had a net loss of $0.31 million for the third quarter of 1998, compared with a net loss of $0.24 million for the third quarter of 1997. The main reason for the increase in the net loss was the exchange loss arising from the continuing fall in the values of the Canadian dollar compared to the U.S. dollar. Excluding the exchange loss, the Corporation had been successful in holding operating costs at the same total level for the same period in 1997. The fall in the Canadian dollar resulted in an exchange loss for the Corporation of $0.11 million for the quarter, compared to a loss of $0.04 million in the same period last year. The Corporation still maintains the major portion of its working capital and cash reserves in accounts denominated in Canadian dollars, although that exposure was reduced during the third quarter. At September 30, 1998, the Corporation held Cdn$2.6 million in Canadian dollar denominated accounts, compared with Cdn$4.9 million at June 30, 1998. Total mineral property and deferred exploration costs during the quarter were $0.35 million, compared with $0.56 million for the third quarter of 1997. The costs in the third quarter of 1998 reflect a reduced level of staffing in Argentina, necessitated by continuing low metal prices and languishing equity markets for junior exploration companies.

Nine months ended September 30, 1998 compared with the nine months ended September 30, 1997 The Corporation had a net loss of $1.7 million for the nine months ended September 30, 1998, compared with a net loss of $0.97 million for the comparable period in 1997. The write-off in the second quarter on the abandonment of the Santa Clara property of $0.76 million was the major contributor to this increase. Other material changes from the first nine months of 1997 to the same period in 1998, included increased foreign exchange losses and insurance costs in the 1998 period, offset by reduced general and administrative expenses and office overhead from the first nine months in 1997 (when the Corporation had stepped up its financing and investor relations activities). Total mineral property and deferred exploration costs for the nine months in 1998 were $1.62 million compared with $1.81 million in the same period in 1997. Some of the reduction resulted from the cut-backs in Argentina, but the concentration on the Corporation's El Pluma/Cerro Saavedra property was a factor also. Since the preliminary exploration success on El Pluma/Cerro Saavedra earlier in 1998, the Corporation has narrowed its focus on this property but has also expanded its property position in the region. In comparison, 1997 costs had been spread over a number of properties, some of which the Corporation subsequently abandoned. Deferred expenditures related to mineral properties and exploration decreased to $4.1 million at September 30, 1998 from $5.3 million a year earlier as a result of the abandonment of properties and write-off of deferred expenditures.

Liquidity and Capital Resources
Due to the nature of the mining industry, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and by entering into joint venture arrangements. The Corporation expects to use similar financing techniques in the future. There is no assurance, however, that such financing will be available on favorable terms.

At September 30, 1998, the Corporation had cash and cash equivalents of $2.8 million, compared to cash and cash equivalents of $5.3 million as of September 30, 1997. During the year, the Corporation continued to spend its cash for the acquisition and exploration of its properties in Argentina, but because of its preliminary exploration success, it has continued to attract additional equity capital through the exercise of outstanding warrants. Financing activities resulted in the receipt of $1.3 million in cash from the exercise of warrants in the first nine months of 1998, compared to $1.8 million received in the nine months ended September 30, 1997, when the Corporation received proceeds from its 1996 special warrant private placement, and from the exercise of warrants issued in earlier financings. The Corporation's operating activities used $0.92 million in the first nine months of 1998 compared with $1.05 million in the nine months ended September 30, 1997. The Corporation's investing activities totaled $1.58 million in the nine months ended September 30, 1998, compared with $2.01 million during the same period in 1997. Both the investing and operating activities reflect the cost reductions the Corporation has made because of low precious metal prices and depressed mining equity markets. Working capital at September 30, 1998 was $2.8 million. The Corporation believes its working capital position is sufficient to allow the Corporation to fund currently planned operations for the next 18 months.

                           PART II - OTHER INFORMATION
                           ---------------------------


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


                                       MINERA ANDES INC.


Date: November 10, 1998                By: ALLEN V. AMBROSE
      -----------------------              -------------------------------------
                                           Allen V. Ambrose
                                           President



Date: November 10, 1998                By: ALLAN J. MARTER
      -----------------------              -------------------------------------
                                           Allan J. Marter
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number             Description
-------            -----------

  27               Financial Data Schedule