Form 10KSB
period 1998-12-31
MINERA ANDES INC /WA
filed 1999-03-31
CIK 1030219

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)
     [X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

     [ ]  Transition report under section 13 or 15(d) of the Securities Exchange
               Act of 1934 for the transition period from ________ to ________

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

The aggregate market value of the voting stock held by non-affiliates as of March 22, 1999 was $5,425,191.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 22, 1999, 20,390,030 common shares of the Registrant were outstanding.

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

                     Transitional Small Business Disclosure
                       Format (Check one:) Yes [ ] No [X]

================================================================================

                                TABLE OF CONTENTS
                                -----------------


PART I                                                                     Page
                                                                           ----

     Item 1         Description of Business                                  2

     Item 2         Description of Properties                                9

     Item 3         Legal Proceedings                                       31

     Item 4         Submission of Matters to a Vote
                    of Security Holders                                     31

PART II

     Item 5         Market for Common Equity and Related
                    Shareholder Matters                                     32

     Item 6         Management's Discussion and Analysis
                    of Financial Condition and Results of Operations        32

     Item 7         Financial Statements                                    36

     Item 8         Changes in and Disagreements With Accountants
                    on Accounting and Financial Disclosure                  57

PART III

     Item 9         Directors, Executive Officers, Promoters and
                    Control Persons; Compliance with Section 16(a)
                    of the Exchange Act                                     57

     Item 10        Executive Compensation                                  59

     Item 11        Security Ownership of Certain Beneficial Owners
                    and Management                                          61

     Item 12        Certain Relationships and Related Transactions          63

     Item 13        Exhibits and Reports on Form 8-K                        64

                                     PART I

Preliminary Note Regarding Forward-Looking Statements; Currency Disclosure

The information set forth in this report in Item 1 - "Description of Business" and in Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Certain factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in Item 1 - "Description of Business-Considerations Related to Minera Andes' Business."

All currency amounts in this report are stated in U.S. dollars unless otherwise indicated. On March 22, 1998, the late New York trading rate of exchange, as reported by The Wall Street Journal for conversion of United States dollars into Canadian dollars was U.S. $1.00 = Cdn $1.52 or Cdn $1.00 = U.S. $0.66.

ITEM 1. DESCRIPTION OF BUSINESS

Minera Andes Inc. ("Minera Andes" or the "Corporation") is engaged in the exploration and development of mineral properties located primarily in the Republic of Argentina. The Corporation's objective is to identify and acquire properties with promising mineral potential, explore them to an advanced stage or to the feasibility study stage, and then, if warranted, to pursue development of the properties, typically through joint ventures or other collaborative arrangements with partners that have expertise in mining operations.

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

The Corporation's current properties and projects consist of mineral rights and applications for mineral rights covering approximately 198,414 hectares in six Argentine provinces and 9,539 hectares in two departments in Colombia. The lands comprise option to purchase contracts, exploration and mining agreements and direct interests through the Corporation's filings for exploration concessions. The Corporation's properties are all early stage exploration prospects. No proven or probable reserves have yet been identified. See "Description of Properties." The Corporation has no employees, as it is staffed by N.A. Degerstrom, Inc. personnel (4 persons) under the Operating Agreement.

Operating Structure

The Corporation is the product of an amalgamation in November 1995 of Minera Andes and Scotia Prime Minerals, Incorporated, a then inactive Alberta corporation which had previously had its Common Shares listed for trading on The Alberta Stock Exchange ("ASE"). The Corporation's interests in its Argentina properties are held through two Argentinean subsidiaries: Minera Andes S.A. ("MASA") and NAD S.A. ("NADSA"). MASA was incorporated under the laws of the Republic of Argentina in September 1994. NADSA was incorporated under the laws of the Republic of Argentina in July 1994. The Corporation's interests in its Colombian properties are held through Minera Providencia S.A. ("MPSA"), incorporated in April 1998.

The corporate structure of Minera Andes is as follows:

                         ------------------------------
                         |      Minera Andes Inc.     |
                         |        Alberta, Canada     |
                         ------------------------------
                                        |
         -------------------------------------------------------------
         |                              |                            |
-------------------                -----------         -------------------------
|Minera Andes S.A.|                | NAD S.A.|         |Minera Providencia S.A.|
|    Argentina    |                |Argentina|         |       Colombia        |
|       95%       |                |  91.6%  |         |          94%          |
-------------------                -----------         -------------------------

The Corporation holds 19 of the 20 issued and outstanding shares of MASA and 11 of the 12 issued and outstanding shares of NADSA as well as an irrevocable transferrable option to purchase the one remaining MASA share and an irrevocable transferrable option to purchase the one remaining NADSA share. Each of those single shares are held by a natural person shareholder as required by local law. The Corporation holds 94% of the issued and outstanding shares of MPSA and has entered into option agreements to acquire the remaining shares.

Degerstrom provides management services to the Corporation and acts as operator of the Corporation's properties and projects pursuant to an operating agreement entered into in March 1995 ("Operating Agreement"). Under the Operating Agreement, Degerstrom operates and manages the exploration program on all properties and provides related offsite administrative assistance as required. This agreement allows the Corporation to minimize its overhead by providing for reimbursement to Degerstrom of direct out of pocket and certain allocated indirect costs and expenses and the payment of a management fee of 15% of total costs. See "Description of Properties - the Degerstrom Agreement" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Degerstrom is principally involved in contract mining and operates its own independently owned mines and mines in joint venture with other mining companies. Degerstrom provides a full range of contract services including geological studies, site drilling, metallurgical analysis, and engineering of pit, process and recovery systems.

The Corporation's management office is 3303 North Sullivan Road, Spokane, Washington, 99216, while the principal business address of the Corporation is Coronel Moldes 837, (5500) Mendoza, Argentina. The Corporation's business address in Colombia is Carrera 9 #74-08, Oficina 504, Bogota, Colombia. The registered address of the Corporation is 1600, 407 2nd Street S.W., Calgary, Alberta, T2P 2Y3 Canada.

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

Many of the properties that the Corporation intends to explore in Argentina and Colombia are the subject of applications for concessions and licenses, many of which have not yet been granted. The filing of an application for a concession grants the holder the exclusive right to obtain the concession conditioned on the outcome of the approval process. In Argentina, the approval process is an administrative procedure under the authority of the province in which the property is located. The process includes a public notice and approval procedure allowing third parties to give notice of opposition or prior claim, if any, before the title to the concession is granted. The application for an exploration license in Colombia is handled by the Ministry of Mines and Energy, plus the Ministry of the Environment. The approval process may take many months to complete. Although the Corporation believes that it has taken all necessary steps with respect to the application, approval and registration process for the property concessions and licenses it has currently applied for and property transactions to which it is a party, there is no assurance that any or all applications will result in issued concessions or that the public registrations will be timely approved.

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

Competitive Business Conditions. The exploration and development of mineral properties in the Republic of Argentina and also in Colombia, is a highly competitive business. A large number of companies compete with the Corporation in the acquisition, exploration and development of mining properties. Many of these competing companies are significantly larger than the Corporation and have substantially greater economic and technical resources than the Corporation. While the Corporation seeks to compete by identifying properties for exploration, acquiring exclusive rights to conduct such exploration and carrying out exploration and development of the properties with joint venture or investment partners, there can be no assurance that the Corporation will be successful in any of these efforts.

Foreign Operations. The majority of Minera Andes' properties are located in Argentina. Argentina has recently emerged from periods of political and economic instability. While current indications are that such instability is diminishing, there are no guarantees that this will continue. Foreign properties, operations and investments may be adversely affected by local political and economic developments, including nationalization, exchange controls, currency fluctuations, taxation and laws or policies as well as by laws and policies of the United States and Canada affecting foreign trade, investment and taxation. It is important that the Corporation maintain good relationships with the governments in Argentina. The Corporation may not be able to maintain such relationships if the governments change. Argentina has and is developing new bodies of law that will impact the conduct of business generally and mining operations in particular. Future laws (including tax laws) could adversely affect the conduct of business and mining operations. Similar conditions and uncertainties pertain to the conduct of operations in Colombia, although the country is regarded as economically stable, compared with other countries in the region.

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

Control by Single Shareholder; Conflicts of Interest. Degerstrom beneficially owns approximately 25% of the outstanding voting securities of the Corporation and therefore can exert significant influence in the election of the Corporation's directors and have substantial voting power with respect to other matters submitted to a vote of the shareholders. The interests of Degerstrom with respect to any transaction involving actual or potential change in control of the Corporation or other transactions may differ from those of the Corporation's other shareholders.

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

"Colombian Claims" means the exploration licenses, both granted and applied for in Colombia;

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

"intrusive rock" means an igneous rock that, when in the molten or partially molten state, penetrated into or between other rocks, but cooled beneath the surface;

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

"net smelter return royalty" is a form of royalty payable as a percentage of the value of the final product of a mine, after deducting the costs of transporting ore or concentrate to a smelter, insurance charges for such transportation, and all charges or costs related to smelting the ore. Normally, exploration, development and mining costs are not deducted in calculating a net smelter return royalty. However, such royalties are established by contract or statute (in the case of property owned by governments), and the specific terms of such contracts or statutes govern the calculation of the royalty;

"net profits royalty" is a form of royalty payable as a percentage of the net profits of a mining operation. In contrast to net smelter return royalties, costs relating to exploration, development and mining may be deducted from the net proceeds of the operation in calculating the royalty. However, such royalties are established by contract or statute (in the case of property owned by governments), and the specific terms of such contracts or statutes govern the calculation of the royalty;

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

"volcanoclastic rock" (wacke, tuff, turbidite) means a sedimentary rock derived from the transportation and deposition of volcanic rock fragments by air (tuff) or water (wacke or turbidite).

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

ITEM 2. DESCRIPTION OF PROPERTIES

The principal business of the Corporation is the exploration and development of mineral properties ("Claims") located primarily in the Republic of Argentina plus two properties in Colombia. The Corporation's interests in the Claims are held through MASA and NADSA, while the Colombian Claims are held through MPSA. MASA holds properties and is the company in which the daily business operations are conducted. NADSA holds properties and drilling equipment under a temporary importation permit. MASA and NADSA were formed and registered as mining companies in order for the Corporation to receive the benefits of the new mining laws in Argentina. The principal properties of the Corporation are described under the heading "Principal Properties" below.

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

The royalty payable to Degerstrom by both NADSA and MASA will be a percentage of the net smelter return earned on those Claims or any future Claims acquired by those parties. The Claims are subject to a royalty equal to the difference between 3% and the Underlying Royalty, subject to a maximum royalty of 2%. If any party acquires all or part of the Underlying Royalty, the royalty payable, if any, to Degerstrom will not increase. If Degerstrom collects a royalty on any of the Claims held by the parties, each party shall at any time have the option, upon giving notice to Degerstrom, to repurchase up to one-half of the royalty payable to Degerstrom upon payment of $1,500,000, for each one 1% of the royalty repurchased.

NADSA, MASA, Degerstrom and the Corporation also entered into an Operating Agreement, appointing Degerstrom as operator of the Claims and any future Claims acquired in Argentina. Under the terms of the Operating Agreement, Degerstrom operates and manages the exploration program on all properties and provides related offsite administrative assistance as required. In consideration for these operating services, Degerstrom is entitled to reimbursement for its costs of labor, materials and supplies incurred in connection with its services plus an additional 15% of such costs as a management fee. Included in the Operating Agreement are fixed usage rates for the equipment owned by Degerstrom. Degerstrom has the right to terminate the Operating Agreement if the Corporation does not maintain a program and budget in excess of Cdn $300,000 per year. If the Corporation elects to develop a property and contract with a third party for development or production, the Corporation must give notice to Degerstrom of the terms and conditions of the proposed arrangement. Degerstrom has the right for a period of 30 days to meet the contract bid by a third party.

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

The Corporation initiated gold exploration in Argentina in 1991, in conjunction with Degerstrom. As of December 1998, the Corporation had Argentine land holdings totaling 198,414 ha in six Argentine provinces (Figure 1). The Corporation's exploration efforts initially focused on evaluating prospects generated by 1960's United Nations development exploration programs and on targets generated by satellite image analysis. The Corporation developed techniques of processing and interpreting satellite imagery to assist in identifying promising exploration targets. Currently, the Corporation is completing exploration work that includes geophysical surveys, mechanical trenching and reverse-circulation drilling on the most advanced targets in their property portfolio, and conducting grassroots exploration to evaluate its other properties and to generate new targets.

Recent Mining and Economic History in Colombia

Colombia is the fourth largest country in South America, over 1.4 million square km in area. It is the second most populous country with approximately 40 million inhabitants. Apart from the four year period 1953-1957, when the country was under military rule, Colombia has had a democratic form of government since 1849 which continues to this day.

The country endured a civil war during the period 1948-1953 which spawned the emergence of separatist guerilla movements which endure today in the form of several leftist guerilla organizations which operate and/or exercise control in remote rural areas where there is minimal state presence.

The constitution was reformed in 1991, affirming a more open, pluralistic concept of democracy, incorporating minority ethnic and religious groups and providing the citizens with a legal resource to protect their constitutional and civil rights.

Colombia has enjoyed a pattern of sustained economic growth since the 1950s. During the last 20 years, the gross domestic product ("GDP") has more than doubled while growing at an average rate of 5%. Colombia is currently suffering from a recession which has lowered GDP growth to the 1%-3% range in the last few years.

The Colombian economy has changed dramatically since the launching of the economic liberalization known as "apertura" in 1991. Along with the loosening of import and other controls and the privatization of state-owned enterprises has come economic expansion and new domestic and foreign investment. Colombia has signed free trade agreements with many of its neighbors and has stated its wish to be an early entrant into a hemispheric free trade agreement.

The government is in the process of revitalizing the mineral sector to encourage foreign investment. A new mining code is pending in congress which offers a more streamlined and transparent bureaucratic process in the regulation of mining activities and possibly additional tax incentives. Currently in-place incentives include 100% foreign ownership, unrestricted repatriation of capital and profits, accelerated depreciation and amortization, exclusion from the value-added tax and the ability to lock-in tax rates for periods up to 10 years. There are no restrictions on gold or other metal sales subject to a 4% NSR royalty on precious metals and 3% NSR royalty on base metals.

Colombia's mining history until recently had been dominated by the production of gold and platinum in which it was the leading producer worldwide during the mid-1800s. Current mineral production is dominated by coal, emeralds, nickel, gold, and platinum. Coal production is dominated by large, modern mines which include Exxon's Cerrejon Norte, the largest open-pit coal mine in the world. Colombia is the world's largest producer of gem quality emeralds. Nickel production comes exclusively from Billiton's Cerro Matoso mine. Gold production, averaging 955,000 ounces/yr and platinum production, averaging 30,000 ounces/yr are predominantly produced by numerous small, inefficient operations run by local miners.

Other than some copper exploration programs executed during the 1970s and 1980s by the United Nations and various multinational mining companies, very little modern systematic exploration has been conducted in the country.

The Corporation initiated exploration in Colombia in 1996. As of December 1998, the Corporation had Colombian land holdings totaling 4,739 hectares in one prospect area and an application-in-process for an exploration licence of 4,800 hectares on another prospect area. The Corporation's exploration efforts consisted of an in-depth review of available published and private geologic information, initial site visits with preliminary sampling of outcrops and acquiring mining rights to the prospects.

Property And Title in Argentina

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

          Cateos are awarded by the following process:

          a) Application for a cateo covering a designated area. The application describes a minimum work program for exploration;
          b) Approval by the province and formal placement on the official map or graphic register;
          c)   Publication in the provincial official bulletin;
          d) A period following publication for third parties to oppose the claim.
          e)   Awarding of the cateo.

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

          Minas are obtained by the following process:

          a) Declaration of manifestation of discovery ("MD"), in which a point within a cateo is nominated as a discovery point. The MD is used as a basis for location of pertenencias of the sizes described above. MD's do not have a definite area until pertenencias are proposed. Within a period following designation of an MD, the claimant may do further exploration, if necessary, to determine the size and shape of the orebody.

          b) Survey ("mensura") of the mina. Following a publication and opposition period and approval by the province, a formal survey of the pertenencias (together forming the mina) is completed before the granting of a mina. The status of a surveyed mina provides the highest degree of mineral land tenure and rights in Argentina.

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

Property and Title in Colombia

The laws, procedures, and terminology regarding mineral title in Colombia differ considerably than those in the United States and Canada. Mineral rights in Colombia are separate from surface ownership and are owned exclusively by the federal government. Mineral rights are administered by the Ministry of Mines and Energy. The following summarizes some of the Colombian mining law terminology in order to aid in understanding of the Corporation's holdings in Colombia.

     Exploration Licence: An exploration licence is a concession which does not permit mining but gives the owner the right to determine the quantity and quality of mineral rights deposits present and a preferential right to a mining concession for the same area. Exploration licences are divided into three categories depending on the size of the area. Small Mining (up to 100 ha), Medium Mining (100 to 1,000 ha) and Large Mining (1,000 to a maximum of 5,000 ha). The term of an exploration licence is based on its size category. Small licences are 1 year, Medium licences are 3 years, and Large licences are 5 years. The Ministry of Mines and Energy is empowered to grant one or two year extensions to these periods if so petitioned by the owner.

     Exploration licences are awarded by the following process:

     a) Application for a licence covering a designated area. The application must be signed by a Colombian geologist or engineer registered with the Ministry of Mines and Energy.

     b) A resolution is decreed by the regional office of the Ministry of Mines and Energy which grants the exploration licence over the area requested, minus any area covered by valid pre-existing licences.

     c) The applicant must submit an Environmental Management Plan to the Ministry of the Environment (in the case of large mining category licences) or the Regional Autonomous Environmental Agency (for small and medium category licences) describing exploration work planned, potential environmental impacts and measures to minimize or mitigate those impacts.

     d) Once the Environmental Management Plan is approved, the licence is forwarded to the Ministry of Mines and Energy for inscription in the Official Mining Registry.

     The length of this process varies depending on the areas and bureaucratic offices involved and commonly takes one or more years. Non-invasive surface exploration (mapping, geochemistry, geophysics) can commence upon the granting of the licence by the Regional Ministry of Mines office. If two companies apply for exploration licences on the same land, the first to apply has the superior right.

     The duration period of the Exploration licence does not begin until it is inscribed in the Official Mining Registry. Payment of an annual "canon fee" or tax, of one minimum legal daily salary per hectare (roughly U.S.$4.50) must be paid within 10 days after the licence is inscribed in the Official Mining Registry and annually thereafter.

     An application to convert an Exploration licence to an Exploitation licence must include work plans, mine plans, an economic feasibility study, and in the case of the large mines, an environmental and socio-economic impact study. If no objections are raised by the Ministry of Mines and Energy or the Ministry of the Environment within 60 days, the plan is deemed approved and the licence is converted to an Exploitation licence. An exploitation licence has a duration of 10 years which can be extended twice for an additional twenty years.

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

There has been relatively continuous intrusive and volcanic activity along the Andean chain for over 100 million years, creating a very good environment for metal deposits. As explained above, while numerous gold and copper deposits have been developed in the Andes Mountains in neighboring Chile, the similar terrain in Argentina has only recently been opened to exploration. Minera Andes was one of the first companies to obtain valuable exploration rights in Argentina, and has a substantial number of properties which it is systematically exploring for metal deposits.

Minera Andes Properties

The sections that follow discuss certain properties that are or have been the subject of joint venture agreements with third parties or which have been more intensively explored by the Corporation.

                                    Figure 1
           [Graphic omitted - Map of exploration projects in Argentina]

A.   Santa Clara Project Summary
     ---------------------------

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

     From 1994 through 1996, MASA completed property-wide prospecting and stream sediment sampling surveys which clearly defined a porphyry copper center at Tres Quebradas . In addition, four areas of anomalous gold values were outlined; Tres Quebradas (north of the copper zone), Quebrada del Norte, Quebrada del Azufre and Arroyo Metales. Each of these targets was systematically explored by detailed mapping and sampling in subsequent exploration programs.

     In 1997, prior to the termination of the joint venture, the Corporation's partner, Cominco, constructed access roads and drilled four diamond drill holes to explore the copper potential of the Quebrada del Azufre zone.

     4. Santa Clara Project Ownership

     The Santa Clara Project comprised a total of 26,580 ha in 8 cateos and 14 manifestations of discovery. All land holdings were held by MASA under an option to purchase agreement, or directly.

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

     Following attempts to joint venture the Santa Clara property, the property was abandoned in mid-1998. All underlying contracts with landowners were terminated and the Corporation wrote-off deferred expenditures of $756,557.

B.   Pino Andino Project Summary
     ---------------------------

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

     Following the acquisition of the property in 1994, MASA completed property-scale and detailed exploration work at Pino Andino, including drill programs in 1995 and ground geophysical surveys in 1996 which outlined a zone of gold mineralization and a potentially large zone of porphyry copper mineralization.

     In 1996, with Cominco as operator of the joint venture, an exploration program including geophysical surveys and reverse-circulation drilling was completed. Cominco concluded that within the drill zone there is little possibility of encountering an open-pittable economic reserve. Cominco terminated the Memorandum of Understanding with respect to Pino Andino in February 1997.

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

C.   San Juan Project Summary
     ------------------------

     1. San Juan Project Location

     The San Juan Province Project comprises seven properties totaling 39,488 ha in southwestern San Juan Province. Elevation ranges from 2,500 m to 5,500 m and moderate to high relief.

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

     3. San Juan Project Exploration

     No formal records of previous exploration in the project area exist. Evidence of prospecting (small trenches or pits) exists on some of the cateos. The area is currently active with predevelopment at the El Pachon copper deposit and advanced exploration at the Araya (Cu), Los Piuquenes
     (Cu), and Cenicero (Au) projects.

     The San Juan Province Project is a regional reconnaissance program, focused on epithermal gold and gold porphyry targets in the eastern cordillera. All of the lands were acquired based on the results of satellite image analysis. Preliminary field examination, including rock chip sampling and property-wide stream sediment sampling, has been completed on all properties.

     Detailed work at Los Chonchones included reconnaissance scale geologic mapping and geochemical surveys. Results returned a number of anomalous gold and/or copper values in all sample types, scattered throughout the color anomalies and concentrating in the center of the southwest anomaly. Several major mining companies are looking at Los Chonchones for a possible joint venture.

     In December 1998, the Corporation signed a letter agreement with Battle Mountain Gold Corporation regarding a joint venture on Minera Andes' Los Azules cateo application in Calingasta Department, San Juan. Battle Mountain controls land contiguous to the Los Azules property.

     Through December 31, 1998, the Corporation expended $433,872 on the San Juan Project (net of write-offs for properties abandoned).

     4. San Juan Area Project Ownership

     The seven applications for cateos total 39,488 ha. At present, these lands are not subject to a royalty, however, the government of San Juan has not waived its rights to retain up to a 3% "mouth of mine" royalty from production. Property canon fees for the properties in 1999 are $27,560.

D.   Agua Blanca Project Summary
     ---------------------------

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

     Exploration has focused on the Tertiary sequence in two main areas, Quebrada Mondaca and Arroyo del Agua Blanca, where numerous zones of intense hydrothermal alteration occur that are also visible on satellite images of the area. Argillic (kaolinite) and sericitic alteration predominates in volcanic rocks; intense potassic alteration occurs in diorite. Silicification occurs locally in all rock types and magnetite veining to magnetite breccias occur extensively throughout the dioritic unit. Weak, propylitic alteration is widespread on the property. Disseminated pyrite mineralization occurs variably throughout the zones of alteration. Minor chalcopyrite and arsenopyrite mineralization occur locally, associated with potassic alteration and silicification respectively.

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

     Since 1994, MASA completed four exploration programs at Agua Blanca to explore the Quebrada Mondaca and Arroyo del Agua Blanca areas. In 1995, MASA constructed a 25 km road to access the property from the head of Quebrada Mondaca drainage. Exploration efforts have included property-scale geologic mapping, prospecting and detailed sampling. Results indicated the presence of a gold or copper- gold porphyry system in the area of the Quebrada Mondaca.

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

     Under the agreement, Newcrest was given the option to earn a 51% interest in the joint venture by making exploration expenditures of $3,800,000 over four years, paying all associated land and option payments, and making certain cash payments. After conducting the drilling program during 1996, Newcrest elected to return the property to the Corporation in March 1997.

     In December 1998 the Corporation drilled seven reverse-circulation drill holes totaling 990 m (3,250 ft.) at Agua Blanca. Theses holes were intended to test targets left untested by Newcrest in the Quebrada Mondaca drainage. The holes encountered sub-economic to geochemically anomalous gold and copper mineralization in geologic environments similar to those encountered by Newcrest.

     To December 31, 1998, the Corporation had spent $1,082,999 on Agua Blanca. Newcrest paid all expenditures on the project between April 1996 and March 1997, and incurred expenses of approximately $429,000 during that time.

     4. Agua Blanca Project Ownership

     The Agua Blanca property package (39,426 ha) was held by MASA under two option-to-purchase agreements: with Adonis Cantoni and Juan Lirio. The Corporation evaluated the prospects for the property early in 1999 and decided that it no longer met its exploration criteria. The property was abandoned and the underlying contract with the landowners was terminated with a write-off to operations of $1,082,999

E.   Mendoza Project Summary
     -----------------------

     1. Mendoza Project Location

     The Mendoza Project consists of five properties totaling 30,940 ha in the western part of Mendoza Province.

     2. Mendoza Project Geology

     The Mendoza Project is focused on those areas of Cordilleran Mendoza that are underlain by a generally north-trending fold and thrust belt of Mesozoic sedimentary rocks. These rocks host the numerous known skarn occurrences in western Mendoza and are permissive for sediment-hosted epithermal gold deposits.

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

     Cateos held or controlled by MASA were selected on the basis of satellite image anomalies, compilation of available geologic information, and/or the presence of known alteration or mineralization. At the Palau Mahuida property sampling identified an anomalous Au-As + Zn-Ag-Sb metal association with up to 230 ppb Au. A color anomaly near the Chilean border is to be evaluated on the Paso Pehuenche property. Work in late 1996 identified a large altered area and led to staking the Diamante cateo.

     Through December 31, 1998, the Corporation has expended a total of $399,183 on Mendoza (net of write-offs for properties abandoned).

     4. Mendoza Project Ownership

     The Mendoza Project area properties are held as five applications for cateos and manifestations of discovery comprising 30,940 ha owned by MASA. Land holding costs for 1999 are estimated at $12,920.

F.   Santa Cruz Project Summary
     --------------------------

     1. Santa Cruz Project Location

     MASA's properties are located in the Deseado massif of north central Santa Cruz. The contiguous cateos and applications for cateos (94,920 ha) are located 50 km east and south of Perito Moreno. The northern third of this property is referred to as the El Pluma/Cerro Saavedra property. The remainder is known as the Southern Cateos.

     2. Santa Cruz Project Geology

     The property is underlain by andesitic to rhyolitic pyroclastic rocks of the Jurassic Bahia Laura Group. The Bahia Laura Group rocks host the Cerro Vanguardia epithermal gold deposit and are the target of MASA's generative program in Santa Cruz Province.

     In the Deseado Massif region of southern Argentina, where the El Pluma/Cerro Saavedra property is located, the dominant type of precious metal mineral occurrence is vein-type similar to the Cerro Vanguardia deposit (3.2 million ounces of gold). This type of mineralized vein occurrence in Santa Cruz Province typically has little or no wall rock alteration and minimal potential to create a disseminated deposit, due to the fact that the rhyolitic wall rocks are relatively dense and impermeable. In contrast, the vast majority of major precious metal mines developed during the past 20 years have been lower-grade, high tonnage disseminated deposits where the precious metals were deposited in highly permeable hosts rocks fed by high-grade "feeder" structures.

     3. Santa Cruz Project Exploration

     Santa Cruz is one of Argentina's least well-explored provinces. The area was explored under the Argentine government-United Nations regional exploration Plan Patagonia-Comahue in the 1970s. In the 1980s, FOMICRUZ, S.E., a state owned company, completed reconnaissance surveys in the province to delineate areas of interest for mineral reserves. The recent discovery of the Cerro Vanguardia epithermal gold deposit in eastern Santa Cruz and the commencement of production at the Fachinal epithermal gold deposit located immediately over the border in Chile, have attracted a great deal of exploration activity to the region.

     Since MASA's discovery of gold and silver mineralization at the El Pluma/Cerro Saavedra area in March of 1997, the Corporation has completed reconnaissance and detailed geologic mapping, stream sediment sampling, soil sampling, rock chip sampling and drilling programs. Additionally, ground magnetic and CSAMT geophysical resistivity surveys have been completed.

     In early 1998, a drill program of 6,165 feet (1,879 meters) tested four areas at El Pluma/Cerro Saavedra. At the Saavedra West sub-area, four widely-spaced holes totaling 1,760 feet (537 meters) tested a northwest trending mineralized structural zone at least 800 meters in length. These holes were drilled along the trend and approximately perpendicular to the mineralized zone. Hole EP-12 contained 115 feet of 4.05 g/t gold and 617 g/t silver, including 25 feet of 6.77 g/t gold and 1,628 g/t silver. Hole EP-13, drilled 100 meters southeast of EP-12, showed 45 feet of 0.89 g/t gold and 525 g/t silver, including 20 feet of 1.44 g/t gold and 1,032 g/t silver. Hole EP-15 was drilled 700 meters northwest of EP-12 on the same structural zone and cut 15 feet of 1.61 g/t gold and 156 g/t silver. Sub-economic disseminated silver and gold mineralization was also found in all holes at Saavedra West.

     Precious metals occur in association with sulfide mineralization, silicification, quartz stockwork and quartz veining and strong illitic alteration. The mineralization is hosted by a sequence of Jurassic lacustrine epiclastic tuffs interbedded with carbonaceous shales and siltstones that may have been deposited in a lake.

     At the La Sorpresa sub-area, three reverse-circulation holes totaling 885 feet (270 meters) were drilled. Hole EP-1, drilled to intersect a quartz vein with 15.4 g/t gold at the surface, cut two separate zones with 4.98 g/t gold over 10 feet and 2.74 g/t over 10 feet. The other two holes, EP-2 and EP-3, were designed to test geophysical anomalies and encountered a large Jurassic dacite porphyry intrusion that was probably the heat source for the hydrothermal mineralization at La Sorpresa.

     The mineralized zone at La Sorpresa is open-ended to the northwest under post-mineral cover of sediments less than ten meters thick and has excellent exploration potential.

     The El Pluma West sub-area was drilled with eight holes totaling 2,860 feet (872 meters). Extensive zones of anomalous gold, silver, arsenic and mercury were encountered, and the drill results demonstrated that the mineralized system extends at least an additional 500 meters to the south beneath the thin (less than 20 meters) post-mineral Tertiary basalt cover that overlies much of the property. Drill results suggest that the mineralization exposed at El Pluma West represents the western portion of a large hydrothermal system that extends beneath cover to the east.

     The Saavedra Central sub-area was evaluated by two drill holes totaling 660 feet (201 meters). Hole EP-17 contained anomalous gold and pathfinder elements over the entire length of the hole and confirmed that the extensive area of high-level alteration and mineralization at Saavedra Central has additional exploration potential.

     In April and May of 1998, a second-phase program included 20 reverse-circulation angle holes totaling 2,012 meters (6,605 ft.) at the Saavedra West target. In this round of drilling, Hole EP-20, drilled 20 meters southwest of original discovery Hole EP-12, cut 50 feet (15.2 meters) averaging 8.23 g/t (0.240 oz/t) gold and 741 g/t (21.63 oz/t) silver. Hole EP-21, drilled 20 meters northeast of EP-12, cut 20 feet (6.1 meters) averaging 61.53 g/t (1.79 oz/t) gold and 1,647 g/t (48.02 oz/t) silver.

     Drilling has defined high-grade gold and silver mineralization that is largely structurally controlled. However, the better mineralization, in terms of grade and thickness, occurs where structures cut favorable, more permeable rock types. In addition, both the drilling and trenching show that lower grade mineralization also occurs as disseminated mineralization in environments where lithology appears to be the dominant ore control. This strongly indicates the potential for significant disseminated mineralization on the property.

     An independent geologic report, commissioned by the Corporation, comments on the possible existence at the Saavedra West target of a maar-diatreme structure, a low relief, broad crater and pipe formed by a volcanic explosion. Maar-diatremes can host silver/gold mineralization. Precious metal in diatremes can be concentrated in veins, hydrothermal breccias, stockworks (vein systems), or disseminated in permeable host rock. Drilling in this area by Minera Andes in 1998 identified high-grade veins and breccias with up to 0.187 oz/t (6.39 g/t) gold and 27.12 oz/t (928.9 g/t) silver over 70 feet in drill hole EP-12.

     The evidence of explosive volcanic activity at Saavedra West suggests that hydrothermal mineralizing fluids may have filled structural and chemical traps, thus making possible "moderate tonnages of discordant high-grade and larger tonnage of stratabound moderate grade" precious metal mineralization.

     In December 1998, approximately 580 samples were collected from 28 of 30 trenches excavated on a vein and stockworks system at the Huevos Verdes zone. These trenches (totaling 2,125 m) were excavated with a backhoe approximately every 50 m perpendicular to the strike of the sub-vertical vein. Two trenches were extended to test an area of suspected stockwork mineralization.

     The best mineralization was 9.61 g/t gold and 255.8 g/t silver over nine meters, including four meters of 18.60 g/t gold and 498.8 g/t silver. Additional high-grade mineralization was encountered in four other trenches. Here, the strongest mineralization was 5.81 g/t gold and 228.9 g/t silver over an approximate true width of four meters.

     Trenching at Huevos Verdes shows the vein to be much wider (3-9 meters) than is apparent at the surface (1-2 meters), as defined by degree of silicification. Assay results from the southern zone and central zones show similar width to the vein as defined by assay values. The strongest mineralization occurs over an average approximate true width of 6.9 m with average grades of 4.8 g/t gold and 189.0 g/t silver over an approximate strike length of 200 meters.

     Shallow trenching indicates Huevos Verdes to be highly prospective, with good exploration potential at depth. Results to date at the Huevos Verdes zone are consistent with a high-grade, somewhat discontinuous (in terms of width and grade) "bonanza" epithermal vein system, with stockwork zones developed in broader dilational zones. Typically, this type of vein system also shows a strong vertical zonation in precious metal values, making it imperative to develop a good three-dimensional understanding of the vein system. A program of geophysical surveys is being considered prior to a drill campaign.

     Work on the Southern Cateos has been limited to preliminary reconnaissance mapping and sampling.

     The Corporation has expended approximately $402,861 through December 31, 1998, on the Santa Cruz Project and $1,273,710 on the El Pluma/Cerro Saavedra properties.

     4. Santa Cruz Project Ownership

     The Santa Cruz Project area is made up of 19 cateos and applications for cateos totaling 94,920 ha. Ten of these cover the El Pluma/Cerro Saavedra properties. The cateos are located in the western half of the province of Santa Cruz.

     All of the cateos are presently controlled 100% by MASA and may be subject to a provincial royalty. Holding costs for 1999 are $8,000.

G.   Chubut Project Property Summary
     -------------------------------

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

     In 1997, Minera completed reconnaissance surface sampling and mapping on five properties in the western Chubut Province, Argentina. This work indicates the potential for mineralized epithermal and porphyry or intrusive-related systems.

     At the El Valle property, the initial exploration located a north-northeast trending zone of illitic alteration and mineralization about 1.5 km wide and three km long. Numerous northwest and northeast trending veins, some up to five meters wide and more than 500 m long, have also been located in tuffaceous rocks within the zone of alteration. The zone is open to the west and south under Quaternary alluvium in valleys, and open-ended to the north and east under Quaternary alluvium and post-mineral Tertiary basalt.

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

     The Corporation has expended $196,641 through December 31, 1998, on the Chubut Project.

     4. Chubut Project Ownership

     The Corporation currently controls five applications (totaling 29,520 ha) for cateos in Chubut Province.

H.   La Horqueta Project Summary
     ---------------------------

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

     In 1995, the Corporation completed mapping and sampling programs to evaluate the La Horqueta cateo property-wide and a detailed program that focused on the central area.

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

I.   Arroyo Nuevo Project Summary
     ----------------------------

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

     In 1994, MASA investigated the Arroyo Nuevo project area in a regional reconnaissance program. The program focused on the barite mine area and included 1:1250 scale mapping, rock chip sampling and soil sampling over a zone of jasperoid in carbonate rocks over 1,000 m along strike, with a strong multi-element (Au, Ag, Zn, As) soil anomaly. Several jasperoid rock samples returned significant gold assays, including values of up to 3.0 g/t and 9.0 g/t Au. A sample collected from Agua Mallin drainage returned a gold value of 291.4 g/t.

     Detailed exploration in 1997 consisted of geologic mapping and stream sediment sampling over 37 square km. The geochemical soil surveys, induced polarization and ground magnetic geophysical surveys covered about nine square km, and revealed anomalies in gold and mercury in both soils and rocks and areas of silicification in Mesozoic sediments intruded by younger igneous rocks. Also in 1997 the Corporation drilled 26 reverse-circulation holes totaling 1,220 m. Minor amounts of gold mineralization were encountered (up to 3.5 g/t over five feet), with similar intercepts ranging up to 8% lead and 1% zinc. The Arroyo Nuevo property will likely be offered for joint venture.

     4. Arroyo Nuevo Project Ownership

     The Arroyo Nuevo Project comprised a total of 4,958 ha under two titles; Cura Mallin, a provincial mineral reserve leased from CORMINE S.E.P.(Corporacion Minera del Neuquen, Sociedad del Estado Provincial) and 13 minas held under a option-to-purchase agreement with Sapag Hermanos S.A. of the city of Zapala. Neuquen Province has waived its right to a net smelter return royalty.

     Following a review of late 1997 exploration results, the Corporation elected to abandoned its interest in the Arroyo Nuevo project and to return the property, resulting in a write-off of deferred expenditures of $558,674.

J.   Los Bueyes Project Summary
     --------------------------

     1. Los Bueyes Project Location

     The Los Bueyes Project, consisting of two manifestations of discovery (2,000 ha), is located 250 km northwest of the city of Neuquen in Norquin department at 70(degree)24'W and 37(degree)43'S. Elevations range from 1,300 to 2,248 m above sea level.

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

     4. Los Bueyes Project Ownership

     In March 1998, the Los Bueyes project was judged to no longer meet the Corporation's exploration criteria and was abandoned.

K.   Northwest Argentina Project Summary
     -----------------------------------

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

L.   Arroyo Verde Project
     --------------------

     1. Arroyo Verde Project Location

     Arroyo Verde, located in northeast Chubut Province 70 km north northeast of the coastal town of Puerto Madryn is easily accessed by road at about 400 to 500 m above sea level.

     2. Arroyo Verde Project Geology

     The project area is underlain by Jurassic rhyolitic volcanic and volcaniclastic rocks of the Marifil Formation on the Northen Patagonian Massif. These volcanic flows, flow breccias and pyroclastic rocks appear to be associated with a rhyolite dome structure. Gold mineralization is hosted by silicified quartz porphyries and controlled by high angle east-west striking faults and, to a lesser extent, by subsidiary northeast striking structures. About 85% of the property is covered by colluvium of variable thickness which mask undiscovered mineralization.

     3. Arroyo Verde Project Exploration

     At Arroyo Verde, a grassroots discovery by Pegasus Gold International, Inc. ("Pegasus") in 1994, an inferred resource of 2 million tonnes was identified based on 25 shallow, reverse-circulation holes totaling 2,500 m drilled in 1996. Within the core mineralized area, gold grade ranges between 3-8 g/t, and silver ranges between 10-80 g/t. The holes were drilled in a 700 meter by 700 meter area with mineralization open at depth. In the area tested, the gold and silver mineralization occurs in hydrothermal breccias, sheeted veins and stockwork zones.

     In November of 1997, Minera Andes initiated a program of surface sampling and mapping, as well as geophysical work in areas adjacent to the earlier Pegasus work.

     In October 1998, the Corporation completed a 782.5 m (2,567 ft.), seven-hole reverse-circulation drilling program at Arroyo Verde in order to confirm and expand upon the mineralization encountered by Pegasus.

     4. Arroyo Verde Project Ownership

     In October 1997, the Corporation and Pegasus Gold International, Inc. signed a definitive joint venture agreement on the Arroyo Verde Project. Under terms of the agreement, Minera Andes, as the operator, could earn an 80% interest in this epithermal gold/silver property by spending US$1.3 million over four years, including US$200,000 in field evaluations in the first year. After spending $365,849 on Arroyo Verde up to December 31, 1998, the Corporation decided not to continue with the joint venture and the agreement was terminated on January 19, 1999.

M.   Rio Negro Project Summary
     -------------------------

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

     3. Rio Negro Project Exploration

     Some of the areas have had small scale prospecting by individuals. At present, exploration in the province is being done by Rio Tinto Zinc and others who have focused their attention on the area's epithermal gold potential.

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

     Through December 31, 1998, the Corporation has spent $71,822 on the Rio Negro Project.

     4. Rio Negro Project Ownership

     The Corporation currently neither owns nor controls land in the province of Rio Negro.

N.   California-Vetas Project Summary (Colombia)
     -------------------------------------------

     1. California-Vetas Project Location

     The California-Vetas Project area is located in eastern Santander Department, approximately 55 km northeast of the city of Bucaramanga. Good road access exists to the project area. Elevations range from 2,100 m to 4,200 m with moderated to rugged relief.

     2. California-Vetas Project Geology

     The California-Vetas Project is located within metamorphic and intrusive rocks of the Santander Massif in the Eastern Cordillera. Basement rocks are comprised of metamorphic rocks more than 1 billion years old. These rocks are intruded by monzonite and other intrusive rocks with ages ranging from 180 million years old to 30 million years old.

     3. California-Vetas Project Exploration

     The California-Vetas Project area has been intermittently mined for gold since at least the mid-1500s and possibly by indigenous people before that. Several hundred small underground mines have been worked over the centuries and approximately 40 small operations run by local miners and families are presently active.

     In 1973, the United States Geological Survey conducted a reconnaissance survey of the area, mapping the general geologic features and conducting geochemical surveys (stream sediment, soil, and rock chip). In 1975, the Colombian Geological Survey (INGEOMINAS) conducted further mapping and geochemical sampling outlining numerous area anomalous in gold, silver, copper, and molybdenum. In 1997, the Corporation conducted an initial reconnaissance visit to the area taking rock-chip geochemical samples and confirming the overall characteristics described in the Geological Survey reports.

     4. California-Vetas Ownership

     The California-Vetas Project is comprised of a total of 4,739 ha in 5 Exploration licences. Two of the five licences have been purchased by the Corporation and three are under option-to-purchase agreements. Holding costs for 1999 are estimated at $22,750.

O.   Mocoa Project Summary (Colombia)
     --------------------------------

     1. Mocoa Project Location

     The Mocoa Project is located in western Putumayo Department approximately 10 km north of the town of Mocoa. Elevations range from 500 m to 1,500 m in precipitous rainforest terrain.

     2. Mocoa Project Geology

     The Mocoa Project area is situated where the Western and Central Cordilleras of the Andes Mountains merge into a single range. It is underlain by Triassic limestone of the Payande Formation which has been intruded by Jurassic granodiorite to dacite intrusives and volcanics.

     3. Mocoa Project Exploration

     The Mocoa Project area was first explored in the late 1970s under the United Nations-Colombian Government base metals exploration plan. The property was recognized as having copper porphyry potential and an exploration campaign comprised of stream sediment sampling, geologic mapping, and induced polarization surveys was completed. High-grade copper and molybdenum ore was discovered in the first diamond drill hole and the subsequent drilling of 30 additional diamond drill holes to depths ranging from 306 to 926 meters outlined a substantial copper-molybdenum porphyry deposit. The Mocoa Project area had been inactive since the U.N. work, held in a government reserve which was lifted in February 1997.

     4. Mocoa Project Ownership

     The Mocoa Project is comprised of a 4,800 ha application for an exploration license.

ITEM 3. LEGAL PROCEEDINGS

The Corporation is not currently aware of any material legal proceeding, actual, contemplated or threatened, to which the Corporation is party or of which any of its property interests is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Corporation's Common Shares are traded on the Alberta Stock Exchange ("ASE") under the trading symbol MAI and, since November 5, 1997, the Common Shares have also been traded on the NASD over- the-counter market under the trading symbol MNEAF.

The high and low prices for the Common Shares reported by the ASE for each of the quarters during the years ended December 31, 1998 and 1997 are set forth in the table below:

                                             High ($Cdn)       Low($Cdn)
     1998    January - March                   2.30              1.10
             April - June                      1.82              1.05
             July - September                  1.00              0.40
             October - December                1.19              0.65

     1997    January - March                   3.40              2.06
             April - June                      3.30              2.00
             July - September                  2.55              1.36
             October - December                1.95              1.10

The high and low prices for the Common Shares reported for the NASD over-the-counter market for the period from November 5, 1997 to December 31, 1997 are set forth in the table below:

                                             High ($Cdn)       Low($Cdn)
     1998    January - March                   1.77              0.69
             April - June                      1.33              0.73
             July - September                  0.75              0.27
             October - December                0.81              0.32

     1997    November 5 - December 31          1.19              0.76

As of December 31, 1998 there were approximately 361 holders of Common Shares of the Corporation. No dividends have ever been paid on the Common Shares of the Corporation, and the Corporation intends to retain its earnings for use in the business and does not expect to pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Corporation's audited consolidated financial statements and notes thereto for the years ended December 31, 1998 and 1997 which have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Differences from U.S. GAAP are described in Note 13 to the audited consolidated financial statements. The Corporation's financial condition and results of operations are not necessarily indicative of what may be expected in future years.

Overview

The principal business of the Corporation is the locating, acquiring, exploring, and, if warranted, developing mineral properties located in the Republic of Argentina and also in Colombia. The Corporation carries out its business by acquiring, exploring, and evaluating mineral properties through its ongoing exploration program, and either joint-venturing or developing these properties further, or disposing of them if the properties do not meet the Corporation's requirements.

The Corporation's current properties and projects consist of mineral rights and applications for mineral rights covering approximately 198,400 hectares in six Argentine provinces and approximately 9,500 hectares in two departments in Colombia. The lands comprise option-to-purchase contracts, exploration, and mining agreements and direct interests through the Corporation's filings for exploration concessions. The Corporation's properties are all early stage exploration prospects. No proven or probable reserves have yet been identified. See "Description of Properties."

The Corporation was incorporated in Alberta in July 1994. In November 1995, the Corporation effected an amalgamation with Scotia Prime Minerals, Incorporated, also an Alberta corporation, which at that time was an inactive corporation and was a reporting issuer under the Securities Act ( Alberta) (Scotia was a reporting issuer in several other jurisdictions), and its common shares traded on The Alberta Stock Exchange. The business combination between Minera Andes and Scotia Prime Minerals was accounted for using the purchase method of accounting, whereby Minera Andes is identified as the acquiror. See "Note 2 to Notes to Consolidated Financial Statements."

Plan of Operations

The Corporation has budgeted and plans to spend approximately $0.9 million for mineral property and exploration activities on its properties in Argentina and Colombia through 1999. See "Description of Properties." The Corporation believes that its existing funds and projected sources of funds will be sufficient to finance this planned exploration and the related operating activities for this future period. If the Corporation were to develop a property or a group of properties beyond the exploration stage, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt, or a combination of equity and debt. The Corporation has no current plan to seek such financing and there is no assurance that such financing, if necessary, would be available to the Corporation on favorable terms.

Results of Operations

1998 Compared to 1997

The Corporation had a net loss of $3.4 million in 1998 compared to a net loss of $4.3 million in 1997. This amounted to a net loss of 17 cents per share in 1998 compared to a 24 cents per share loss in 1997. The principal reason for the decrease in the net loss was the reduced level of write-offs of mineral properties and deferred exploration costs, which were $2.2 million in 1998 compared to $3.0 million in 1997.

General and administrative expenses decreased from $1.3 million in 1997, to $1.2 million in 1998 as the Corporation reduced its office overhead and travel expenses. Additional audit and accounting, insurance and consulting fees were partially offset by decreases in costs for legal fees.

As at the end of 1997, the Corporation again carried out a detailed review of its exploration properties at the end of 1998 and wrote off a total of $2.2 million in deferred costs. The properties abandoned and returned to the underlying landowners included the Agua Blanca property ($1.1 million), Santa Clara ($0.8 million), and the Arroyo Verde property which had been joint ventured from Pegasus Gold ($0.4 million). The carrying value of these properties was considerable and the Corporation considered that it would be unlikely that the additional work the Corporation could undertake would result in the discovery of economic reserves. The Corporation may incur additional write-offs in future periods, although the amounts of such write-offs cannot be predicted as they will be determined by the results of future exploration.

Mineral property and deferred exploration costs totaled $2.3 million in 1998, down from $2.7 million in 1997. Almost half of the 1998 expenditures were spent on the El Pluma/Cerro Saavedra property in Santa Cruz province, where the Corporation discovered encouraging levels of gold and silver mineralization over a large area, from surface exploration, trenching and drilling programs. Deferred expenditures for mineral properties and exploration increased slightly from $3.2 million at the end of 1997 to $3.3 million at the end of 1998.

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

Year 2000 Issue

As the year 2000 approaches, there are uncertainties concerning whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

The Corporation's computer systems and software are already configured to accommodate dates beyond the year 2000. The Corporation believes that the year 2000 will not pose significant operational problems for the Corporation's computer systems; however, the Corporation has not yet completed its assessment of all of its systems, or the computer systems of suppliers and other third parties with whom it deals. While it is not possible at this time to assess the effect of a third party's inability to adequately address year 2000 issues, the Corporation does not believe the potential problems associated with year 2000 will have a material effect on its financial results.

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

At December 31, 1998 the Corporation had cash and cash equivalents of $1.9 million, compared to cash and cash equivalents of $4.0 million as of December 31, 1997. Working capital at December 31, 1998 was also $1.9 million. The Corporation believes that available funds will be sufficient to fund its 1999 exploration activities and general corporate overhead.

Net cash used in operating activities during 1998 was $1.2 million, compared with $1.4 million in 1997. This change reflects the savings in office overhead, travel and legal fees, partially offset by additional expenditures for audit and accounting, consulting and insurance. Investing activities in 1998 used $2.2 million in cash, compared with $2.9 million in 1997. This decrease can be attributed to management's decision to conserve the Corporation's resources in this period of low metals prices, concentrating exploration activities on the El Pluma/Cerro Saavedra discovery.

The principal financing activity during 1998 was the receipt of a total of $1.3 million from the exercise of share purchase warrants and options, compared to $1.8 million in 1997. Financing activities in both years arose primarily from the exercise of share purchase warrants issued in 1996 private placement financings.

ITEM 7. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements                                Page
                                                                          ----

     Auditors' Reports                                                     37

     Consolidated Balance Sheets at December 31, 1998 and 1997             38

     Consolidated Statements of Operations and Accumulated Deficit
     for the years ended December 31, 1998 and 1997 and for the
     period July 1, 1994 (commencement) through December 31, 1998          39

     Consolidated Statements of Mineral Properties and Deferred
     Exploration Costs for the years ended December 31, 1998 and 1997 and for the period July 1, 1994 (commencement) through
     December 31, 1998                                                     40

     Consolidated Statements of Changes in Financial Position for the
     years ended December 31, 1998 and 1997 and for the period July 1,
     1994 (commencement) through December 31, 1998                         41

     Notes to Consolidated Financial Statements                            42

                           PRICEWATERHOUSECOOPERS LLP



AUDITORS' REPORT

To the Shareholders of Minera Andes Inc.:

We have audited the consolidated balance sheets of Minera Andes Inc., as at December 31, 1998 and 1997 and the consolidated statements of operations and accumulated deficit, mineral properties and deferred exploration costs and changes in financial position for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as at December 31, 1998 and 1997 and the results of its operations and the changes in its financial position for the years then ended in accordance with generally accepted accounting principles.

                           PricewaterhouseCoopers LLP

Vancouver, B.C.
Canada
February 18, 1999, except for
Note 12, as to which the date is
March 8, 1999                                             Chartered Accountants

                           MINERA ANDES INC.
                  "An Exploration Stage Corporation"
                      CONSOLIDATED BALANCE SHEETS
                            (U.S. Dollars)

                                                                        December 31,           December 31,
                                                                               1998                   1997
                                                                     --------------         --------------
                                ASSETS
Current:
          Cash and cash equivalents                                  $    1,869,765         $    4,003,519
          Receivables and prepaid expenses                                  123,706                212,533
                                                                     --------------         --------------
                Total current assets                                      1,993,471              4,216,052
Mineral properties and deferred exploration costs (Note 5)                3,305,711              3,226,856
Capital assets, net (Note 6)                                                153,240                220,981
                                                                     --------------         --------------
                Total assets                                         $    5,452,422         $    7,663,889
                                                                     ==============         ==============

                              LIABILITIES
Current:
          Accounts payable and accruals                              $       62,883         $       79,168
          Due to related parties (Note 9)                                    36,278                118,273
                                                                     --------------         --------------
                Total current liabilities                                    99,161                197,441
                                                                     --------------         --------------
Commitments and contingencies (Note 8)

                         SHAREHOLDERS' EQUITY
Share capital (Note 7)
Preferred shares, no par value,
  unlimited number authorized,  none issued

Common shares, no par value, unlimited number authorized

           Issued 1998--20,390,030 shares
           Issued 1997--19,216,050 shares                                16,414,666             15,132,262

Accumulated deficit                                                     (11,061,405)            (7,665,814)
                                                                     --------------         --------------
                Total shareholders' equity                                5,353,261              7,466,448
                                                                     --------------         --------------
                Total liabilities and shareholders' equity           $    5,452,422         $    7,663,889
                                                                     ==============         ==============

 The accompanying notes are an integral part of these consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                 (U.S. Dollars)

                                                                                                        Period from
                                                                    Years Ended                        July 1, 1994
                                                      --------------------------------------           (commencement)
                                                          December 31,           December 31,             through
                                                                 1998                   1997         December 31, 1998
                                                      ---------------        ---------------         -----------------
Administration fees                                   $        32,527        $        33,154         $         152,562
Audit and accounting                                           69,182                 49,930                   166,492
Consulting fees                                               182,562                167,540                   622,922
Depreciation                                                    6,345                  3,144                     9,489
Equipment rental                                                6,070                  3,945                    12,942
Foreign exchange loss                                         230,101                244,062                   422,612
Insurance                                                      69,956                 18,576                    88,532
Legal                                                         108,419                133,830                   351,835
Maintenance                                                       101                    165                       266
Materials and supplies                                          2,235                  8,090                    45,512
Office overhead                                               280,235                487,266                 1,045,567
Telephone                                                      69,541                 59,735                   256,913
Transfer agent                                                 13,243                 16,365                    62,398
Travel                                                         42,262                 96,862                   236,661
Wages and benefits                                            212,896                215,339                   714,702
Write-off of deferred expenditures                          2,205,405              2,956,001                 6,690,053
                                                      ---------------        ---------------         -----------------
Total expenses                                              3,531,080              4,494,004                10,879,458
Interest income                                              (141,872)              (187,107)                 (402,783)
                                                      ---------------        ---------------         -----------------
Net loss                                                    3,389,208              4,306,897                10,476,675
Accumulated deficit, beginning of the period                7,665,814              3,275,646                         0
Share issue costs                                               6,383                 83,271                   567,515
Deficiency on acquisition of subsidiary                             0                      0                    17,215
                                                      ---------------        ---------------         -----------------
Accumulated deficit, end of the period                $    11,061,405        $     7,665,814         $      11,061,405
                                                      ===============        ===============         =================

Basic and diluted net loss per common share           $         0.17         $         0.24          $            0.78
                                                      ===============        ===============         =================

Weighted average shares outstanding                        20,056,945             17,724,935                13,385,985
                                                      ===============        ===============         =================

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

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                  CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES
                         AND DEFERRED EXPLORATION COSTS
                                 (U.S. Dollars)

                                                                                                           Period from
                                                                   Years Ended                            July 1, 1994
                                                      -----------------------------------------          (commencement)
                                                          December 31,             December 31,              through
                                                            1998                     1997               December 31, 1998
                                                      ----------------       ------------------         -----------------
Administration fees                                   $         21,744       $           25,843         $       304,463
Assays and analytical                                          195,099                  235,524                 767,001
Construction and trenching                                      38,780                   57,718                 505,473
Consulting fees                                                171,408                  121,553                 763,768
Depreciation                                                    73,263                   44,503                 132,550
Drilling                                                       309,131                  112,348                 646,724
Equipment rental                                                21,907                   46,325                 236,907
Geology                                                        488,473                  821,870               2,472,478
Geophysics                                                      61,961                  109,825                 248,588
Insurance                                                       49,874                   43,767                 167,880
Legal                                                          113,544                  110,706                 492,883
Maintenance                                                     29,150                   37,506                 126,705
Materials and supplies                                          39,158                   82,879                 364,105
Project overhead                                                30,189                   47,191                 239,493
Property and mineral rights                                    228,226                  452,036               1,246,678
Telephone                                                       14,466                    9,066                  48,489
Travel                                                         252,448                  253,449                 776,182
Wages and benefits                                             145,439                  129,869                 579,258
                                                      ----------------       ------------------         ---------------

Costs incurred during the period                             2,284,260                2,741,978              10,119,625

Deferred costs, beginning of the period                      3,226,856                3,440,879                       0

Deferred costs, acquired                                             0                        0                 576,139

Deferred costs written off                                  (2,205,405)              (2,956,001)             (6,690,053)

Mineral property option proceeds                                     0                        0                (700,000)
                                                      ----------------       ------------------         ---------------

Deferred costs, end of the period                     $      3,305,711       $        3,226,856         $     3,305,711
                                                      ================       ==================         ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                                 (U.S. Dollars)


                                                                                                            Period from
                                                                            Years Ended                     July 1, 1994
                                                              ------------------------------------         (commencement)
                                                                 December 31,         December 31,            through
                                                                      1998                1997           December 31, 1998
                                                              ---------------      ---------------       -----------------

Operating Activities
     Net loss for the period                                      $(3,389,208)     $     (4,306,897)          $(10,476,675)
     Non-cash items:
          Write-off of incorporation costs                                  0                     0                    665
          Write-off of deferred expenditures                        2,205,405             2,956,001              6,690,053
          Depreciation                                                  6,345                 3,144                  9,489
                                                              ---------------      ----------------      -----------------
                                                                   (1,177,458)           (1,347,752)            (3,776,468)
     Net changes in non-cash working capital items                     (9,453)              (75,811)               (24,545)
                                                              ---------------      ----------------      -----------------
     Cash used in operating activities                             (1,186,911)           (1,423,563)            (3,801,013)
                                                              ---------------      ----------------      -----------------

Investing Activities
     Incorporation costs                                                    0                     0                   (665)
     Purchases of capital assets                                      (11,867)             (220,053)              (295,279)
     Mineral properties and deferred exploration                   (2,284,260)           (2,741,978)           (10,119,625)
     exploratio
     costs
     Non-cash item: depreciation                                       73,263                44,503                132,550
     Acquisition of subsidiaries                                            0                     0               (593,354)
     Mineral property option proceeds                                       0                     0                700,000
                                                              ---------------      ----------------      -----------------
     Cash used in investing activities                             (2,222,864)           (2,917,528)           (10,176,373)
                                                              ---------------      ----------------      -----------------

Financing Activities
     Shares issued for cash                                         1,282,404             1,767,248             15,839,129
     Shares issued for subsidiaries                                         0                     0                575,537
     Share issue costs                                                 (6,383)              (83,271)              (567,515)
                                                              ---------------      ----------------      -----------------
     Cash provided by financing activities                          1,276,021             1,683,977             15,847,151
                                                              ---------------      ----------------      -----------------

Increase (decrease) in cash and cash equivalents                   (2,133,754)           (2,657,114)             1,869,765
Cash and cash equivalents, beginning of the period                  4,003,519             6,660,633                      0
                                                              ---------------      ----------------      -----------------
Cash and cash equivalents, end of the period                  $     1,869,765      $      4,003,519            $ 1,869,765
                                                              ===============      ================      =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (U.S. Dollars)


1. NATURE OF OPERATIONS

The Corporation is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At December 31, 1998, the Corporation was in the exploration stage and had interests in 25 properties in six provinces in the Republic of Argentina, and two properties in Colombia.

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

     a)   Consolidation/Reporting
          These consolidated financial statements include the accounts of Minera Andes Inc. and its wholly-owned subsidiaries (see Note 4), Minera Andes S.A. (MASA) and NAD S.A. (NADSA), both Argentine corporations, and Minera Providencia S.A., a Colombian corporation. All significant intercompany transactions and balances have been eliminated from the consolidated financial statements.

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

     g)   Basic and Diluted Loss Per Common Share
          Basic earnings per share (EPS) is calculated by dividing loss applicable to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. Due to the losses in 1998 and 1997, potentially dilutive securities were excluded from the calculation of diluted EPS, as they were anti-dilutive. Therefore, there was no difference in the calculation of basic and diluted EPS in 1998 and 1997.

     h)   Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those reported.

     i)   Fair Value of Financial Instruments
          The carrying values of cash and cash equivalents, receivables and prepaid expenses, accounts payable and accruals and due to related parties, approximate their fair values.

4. ACQUISITION AND FORMATION OF SUBSIDIARIES

     a) Pursuant to an agreement dated March 8, 1995, the Corporation acquired on March 15, 1995, 95% (19 of the 20 shares issued) of MASA and 91.66% (11 of the 12 shares issued) of NADSA in exchange for the issue of 4,000,000 shares, an additional bonus issue of shares payable if any of the properties reach bankable feasibility (which shall be 11% or 1,213,409 shares of the issued and outstanding common shares of the Corporation after the amalgamation--see Note 2), a royalty on all existing and future properties equal to the difference between 3% of net smelter returns and any underlying royalties subject to a maximum of 2% of net smelter returns, and reimbursement of all property costs incurred from July 1, 1994 through the closing date of March 15, 1995. An additional $602 was paid in cash to certain minority shareholders of MASA and NADSA. Concurrent with the agreement, the Corporation also entered into option agreements, having an initial term of four years each and renewable every four years to acquire the remaining shares of MASA and of NADSA for an exercise price of $100 per share. For accounting and reporting purposes, MASA and NADSA are considered to be wholly-owned subsidiaries of the Corporation.

          MASA and NADSA have no assets or liabilities other than mineral property rights which had been purchased or directly staked. The deemed value of the 4,000,000 shares issued was equal to the accumulated property acquisition costs and exploration expenditures acquired by MASA and NADSA effective July 1, 1994, which totaled $575,537. The acquisition was accounted for using the purchase method with an effective date of July 1, 1994 through the closing date of March 15, 1995, being the date from which the Corporation agreed to reimburse the property costs incurred.

          The 4,000,000 shares were required to be held in escrow in accordance with the Escrow Agreement between the Corporation, N.A. Degerstrom, Inc. and Montreal Trust of Canada. Common shares were released from escrow upon obtaining the consent of The Alberta Stock Exchange, at the earn-out rate of Cdn$0.375 per share of deferred expenditures as defined in the Escrow Agreement, with a maximum of 1,333,334 shares released per year.

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

     c) Minera Providencia S.A. (MPSA) was formed on April 17, 1998, as a private Colombian corporation, to hold the Corporation's mineral interests in Colombia. The Corporation owns 94% of MPSA directly and has entered into option agreements to acquire the remaining shares. For accounting and reporting purposes, MPSA is considered to be a wholly-owned subsidiary of the Corporation.

5. MINERAL PROPERTIES AND DEFERRED EXPLORATION COSTS

At December 31, 1998, the Corporation, through its subsidiaries, held interests in a total of 198,414 hectares of mineral rights and mining lands in six Argentine provinces: San Juan, Mendoza, Neuquen, Rio Negro, Chubut and Santa Cruz, and two properties totaling 9,539 hectares in two departments in Colombia. Under its present acquisition and exploration programs, the Corporation is continually acquiring additional mineral property interests and exploring and evaluating its properties. If, after evaluation, a property does not meet the Corporation's requirements, then the property and deferred exploration costs are written off to operations. All properties in Argentina are subject to a royalty agreement as disclosed in Note 8. Mineral property costs and deferred exploration costs are as follows:

                                                                                 Exploration
                                           Carrying Value     Acquisition            and                          Carrying Value
   Province/                                December 31,         Costs            Overhead         Write-Offs      December 31,
    Region              Property                1997              1998              1998              1998             1998
--------------- ------------------------  ----------------  ----------------  -----------------  --------------  ----------------
                                                              ARGENTINA
San Juan        Agua Blanca               $        680,717  $        111,139  $         291,143  $   (1,082,999) $              0
                Cateos                             367,431             2,867             63,574               0           433,872
Mendoza         Santa Clara                        713,285            35,000              8,272        (756,557)                0
                Cateos                             343,788                 0             55,395               0           399,183
Neuquen         Cateos                               4,839             2,844             54,858               0            62,541
Santa Cruz      El Pluma/Cerro Saavedra            335,704            19,616            918,390               0         1,273,710

                Cateos                             239,753            41,627            121,481               0           402,861
Rio Negro       Cateos                              64,119                 0              7,703               0            71,822
Chubut          Arroyo Verde                        81,943             3,183            280,723        (365,849)                0
                Cateos                             127,256             8,962             60,423               0           196,641
Northern        Cateos                             178,632                 0            130,179               0           308,811

                                                              COLOMBIA

Santander and   California-Vetas                    89,389             2,989             63,892               0           156,270
Putumayo        Mocoa
                                          ----------------  ----------------  -----------------  --------------  ----------------
TOTAL                                     $      3,226,856  $        228,227  $       2,056,033  $   (2,205,405) $      3,305,711
                                          ================  ================  =================  ==============  ================

                                                                                 Exploration
                                           Carrying Value     Acquisition            and                          Carrying Value
   Province/                                December 31,         Costs            Overhead         Write-Offs      December 31,
    Region              Property                1997              1998              1998              1998             1998
--------------- ------------------------  ----------------  ----------------  -----------------  --------------  ----------------
San Juan        Agua Blanca               $        431,737  $        148,038  $         100,942  $            0  $        680,717
                Cateos                             235,107               123            201,843         (69,642)          367,431
Mendoza         Santa Clara                        591,509            42,753             79,023               0           713,285
                La Horqueta                        913,068            61,857            141,231       1,116,156)                0
                Cateos                             234,087            26,502            210,866        (127,667)          343,788
Neuquen         Pino Andino                        786,956            23,779            273,127      (1,083,862)                0
                Arroyo Nuevo                        75,171            91,614            391,889        (558,674)                0
                Cateos                               2,909               195              1,735               0             4,839
Santa Cruz      El Pluma/Cerro Saavedra                  0             8,666            327,038               0           335,704

                Cateos                              88,567            42,410            108,776               0           239,753
Rio Negro       Cateos                              40,197                 0             23,922               0            64,119
Chubut          Arroyo Verde                             0             6,069             75,874               0            81,943
                Cateos                              10,443                 0            116,813               0           127,256
Northern        Cateos                              31,128                30            236,863               0           268,021
                                          ----------------  ----------------  -----------------  --------------  ----------------
TOTAL                                     $      3,440,879  $        452,036  $       2,289,942  $   (2,956,001) $      3,226,856
                                          ================  ================  =================  ==============  ================

     a)   Agua Blanca Project
          The Agua Blanca project is located approximately 220 km northwest of the city of San Juan in San Juan Province. Agua Blanca was held by the Corporation under a four year option-to-purchase agreement, dated June 21, 1995, which called for option payments totaling $920,000 and a final buy-out payment of $1,080,000 to earn a 100% interest in the property claims.

          The Corporation signed a letter agreement in 1996 with Newcrest Resources, Inc. with respect to a joint venture on the Agua Blanca property. Newcrest made a $100,000 cash payment to the Corporation upon formation of the joint venture, but, after conducting a drilling program during 1996, Newcrest elected to return the property to the Corporation in March 1997.

          The Corporation conducted a drilling program on the Agua Blanca property in late 1998. The Corporation evaluated the prospects for the property early in 1999, the property was abandoned and the underlying contract with the landowner was terminated with a write-off to operations in 1998 of $1,082,999.

     b)   Santa Clara and Pino Andino Projects
          The Santa Clara project is located in northwest Mendoza Province, approximately 63 km west of the city of Tupungato. The bulk of the property was held by the Corporation under an option-to-purchase agreement, whereby the Corporation could earn a 100% interest in the property by making option payments totaling $1,950,000 by October 1998.

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

          The Corporation evaluated the prospects for the Pino Andino property late in 1997, the property was abandoned and all underlying contracts with landowners were terminated, with a write-off to operations of $1,083,862 in 1997.

          Following attempts to joint venture the Santa Clara property, the property was abandoned in mid-1998, and all underlying contracts with landowners were terminated, with a write-off to operations in 1998 of $756,557.

     c)   La Horqueta Project
          The La Horqueta project is located 200 km south of the city of Mendoza and 95 km from the city of San Rafael in central Mendoza Province. The property comprised cateos wholly-owned by the Corporation in addition to two separate four-year options-to-purchase. Following exploration programs in 1995 and 1996, including a drilling program, the Corporation notified the landowners in late 1997 that it was abandoning the property. The write-off to operations in 1997 amounted to $1,116,156.

     d)   Arroyo Nuevo Project
          The Arroyo Nuevo project is located in northwest Neuquen Province, 35 km west of the town of Chos Malal. The property was held under two titles; Cura Mallin, a provincial mineral reserve leased from CORMINE S.E.P., and 13 minas held under an option-to-purchase agreement. The contract with CORMINE S.E.P. was terminated and the decision was made to abandon the property early in 1998, with a write-off to operations in 1997 of $558,674.

     e)   El Pluma/Cerro Saavedra Project
          The contiguous El Pluma and Cerro Saavedra properties are located in north central Santa Cruz Province, 50 km east of the town of Perito Moreno. The properties, made up of seven applications for cateos, were located during the Corporation's regional exploration program. The Corporation conducted drill programs on the properties in 1998. The Corporation acquired additional applications for cateos during 1998. Jointly, the properties now comprise 94,920 hectares.

     f)   Arroyo Verde Project
          The Arroyo Verde project is located in northeast Chubut Province, 70 km northeast of the coastal town of Puerto Madryn. In October 1997, the Corporation and Pegasus Gold International, Inc. entered into a joint venture agreement whereby the Corporation, as operator, was earning into an 80% interest by spending $1,300,000 over four years, including $200,000 in the first year.

          In December, 1998, following a drilling program on the property, the Corporation evaluated the prospects for the Arroyo Verde property and notified Pegasus that it was withdrawing from the joint venture. The write-off to operations in 1998 was $365,849.

     g)   Colombian Projects
          The California-Vetas project is located in the Eastern Cordillera of the Andes Mountains in the eastern part of the Department of Santander, approximately 55 km east of the Department capital city of Bucaramanga. The property totals 4,739 hectares consisting of two wholly-owned and three option-to-purchase agreements for five granted exploration licenses.

          The Mocoa project is comprised of a 4,800 hectare application for an exploration license. The project is located in southern Colombia, approximately 100 km north of the Ecuador border, in the Department of Putumayo.

     h)   Write-Off of Mineral Property and Deferred Exploration Costs
          The Corporation has acquired exploration concessions, entered into option agreements and contracts, and carried out exploration on certain properties where it has determined that it would be unlikely that additional work would result in the discovery of economic reserves. Accordingly, any acquisition payments and the accumulated cost of exploration on those properties have been written off to operations. These write-offs totaled $2,205,405 in 1998 (which included the amounts for Agua Blanca, Santa Clara and Arroyo Verde as noted above) and $2,956,001 in 1997.

6. CAPITAL ASSETS

                                December 31, 1998                                    December 31, 1997
                                -----------------                                    -----------------
                                   Accumulated                                         Accumulated
                         Cost      Depreciation          Net               Cost        Depreciation       Net
                         ----      ------------          ---               ----        -------------      ---
  Vehicles              $269,408     $132,430        $136,978             $267,620        $59,287         $208,333
  Office Equipment        25,871        9,609          16,262               15,791          3,143           12,648
                        --------     --------        --------             --------        -------         --------
                        $295,279     $142,039        $153,240             $283,411        $62,430         $220,981
                        ========     ========        ========             ========        =======         ========

7.   SHARE CAPITAL

     a)   Authorized
          The Corporation has authorized capital of an unlimited number of common shares, with no par value, and an unlimited number of preferred shares, with no par value.

     b)   Issued, Allotted and/or Subscribed:

                                                                                      Number
                                                                                     of Shares                  Amount
                                                                                    ------------            ------------
Common shares issued:
  Issued for cash on incorporation                                                             1            $          1
  Allotted for acquisition of subsidiaries
  (Issued March 15, 1995-see Note 4)                                                   4,000,000                 575,537
  Subscriptions received for private placement                                                 0                  57,069
                                                                                    ------------            ------------
Balance, December 31, 1994                                                             4,000,001                 632,607
  Issued for cash (Cdn$0.10 each)                                                      1,000,000                  70,850
  Issued for cash (Cdn$0.40 each)                                                      2,345,094                 669,058
  Issued for cash (Cdn$1.00 each)                                                      3,031,000               2,237,071
  Issued for finder's fee                                                                150,000                       0
  Issued for services                                                                    168,000                       0
  Issued for subsidiary (see Note 4)                                                     336,814                       0
  Subscriptions applied                                                                        0                 (57,069)
                                                                                    ------------            ------------
Balance, December 31, 1995                                                            11,030,909               3,552,517
  Issued for cash (Cdn$1.50 each)                                                      1,433,333               1,535,553
  Issued for broker special warrants                                                      90,400                       0
  Issued for cash (Cdn$3.42 each)                                                        877,194               2,174,388
  Issued to N.A. Degerstrom, Inc.
    For cash (Cdn$1.44 each)                                                             500,000                 514,608
    For cash on exercise of warrants (Cdn$1.75 each)                                     500,000                 625,392
  Issued for cash on exercise of warrants (Cdn$1.80 each)                                 67,500                  89,220
  Subscriptions received for private placement                                                 0               4,873,336
                                                                                    ------------            ------------
Balance, December 31, 1996                                                            14,499,336              13,365,014
  Issued for cash on exercise of warrants (Cdn$1.80 each)                              1,271,233               1,689,102
  Issued for cash (private placement-Cdn$2.10 each)                                    3,370,481               4,873,336
  Subscriptions applied                                                                        0              (4,873,336)
  Issued for cash on exercise of options (Cdn$1.44 each)                                  75,000                  78,146
                                                                                    ------------            ------------
Balance, December 31, 1997                                                            19,216,050              15,132,262
  Issued for cash on exercise of warrants (Cdn$1.60 each)                                720,383                 806,136
  Issued for cash on exercise of options (Cdn$1.15 each)                                  15,000                  11,936
  Issued for cash on exercise of warrants (Cdn$1.53 each)                                438,597                 464,332
                                                                                    ------------            ------------
Balance, December 31, 1998                                                          $ 20,390,030            $ 16,414,666
                                                                                    ============            ============

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

          ii) In May 1996, the Corporation concluded the Cominco private placement (see Note 5b) with the issuance of 877,194 common shares and 877,194 Cominco warrants at a price of Cdn$3.42 for gross proceeds of Cdn$3,000,003 (US$2,174,388). Two Cominco warrants entitled Cominco to acquire one additional common share at any time on or before May 10, 1997 at a price of Cdn$3.98 per share. In May 1997, the Corporation extended the date for the exercise of the Cominco warrants until May 10, 1998. In May 1998, the Corporation amended the exercise price to Cdn$1.53 and Cominco fully exercised the warrants.

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

          iv) On December 13, 1996 and December 19, 1996, the Corporation raised gross proceeds of Cdn$7,078,010 (US$5,197,540) in aggregate by way of a private placement of special warrants at a price of Cdn$2.10 per unit. Each unit comprised one common share and one share purchase warrant. Two warrants will entitle the holder to purchase one additional common share at a price of Cdn$2.50 per share if exercised on or before December 13, 1997 or at a price of Cdn$2.88 if exercised before December 13, 1998. In connection with the private placement, the Corporation granted 140,420 broker special warrants for commission, 200,000 broker special warrants for a corporate finance fee (with each broker special warrant convertible into a broker share purchase warrant), and cash commissions totaling Cdn$441,501. The Corporation filed a prospectus to qualify the shares and warrants on the exercise of the special warrants and the warrants on exercise of the broker special warrants and received final approval of the prospectus on May 8, 1997. Upon the exercise of the special warrants, the Corporation issued 3,370,481 common shares. The Corporation amended the terms of the share purchase warrants in December 1997 to allow the first exercise of warrants at a price of Cdn$1.60 on or before February 27, 1998, and in February 1998 further amended the terms to allow the first exercise on or before March 31, 1998. In March 1998, 1,440,766 warrants were exercised for the issuance of 720,383 shares.

     c)   Stock Options
          At December 31, 1998, there were options held by directors, officers and employees of the Corporation for the purchase of common shares as follows:

                Number of Shares               Exercise Price        Expiry Date
                ----------------               --------------        -----------
                       205,000                   Cdn$1.44            January 10, 2001
                       550,000                   Cdn$1.15            August 16, 1999
                       485,000                   Cdn$1.15            February 17, 2000
                       120,000                   Cdn$1.27            August 29, 2000
                       245,000                   Cdn$1.10            March 2, 2003
                         5,000                   Cdn$1.19            March 2, 2003
                  ------------
                     1,610,000
                  ============

     d)   Warrants
          At December 31, 1998, there were no warrants outstanding.

     e)   Escrow
          During 1998, the final 1,333,334 million shares were released from escrow and there were no remaining common shares held in escrow at December 31, 1998 (See Note 4a).

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

9. RELATED PARTY TRANSACTIONS

     a) Concurrent with the acquisition of the Corporation's wholly-owned subsidiaries as disclosed in Note 4a, the Corporation also entered into an operating agreement effective March 15, 1995 with the vendor, NAD. As a result of the acquisition agreement, NAD is currently the controlling shareholder of the Corporation. Under the terms of the operating agreement, NAD will operate and manage the exploration program on all properties and provide related off-site administrative assistance, as required. Consideration will be 15% of the costs incurred by NAD on behalf of the Corporation. Costs paid directly by the Corporation are not subject to the fee. Included in the agreement are fixed rental rates for equipment owned by NAD. During the years ended December 31, 1998 and 1997, administrative fees were paid to NAD of $54,272 and $58,997 on total costs incurred by the Corporation of $749,041 and $841,131, respectively. Equipment rentals of $6,070 and $40,305 were included in the total costs for 1998 and 1997, respectively. During the year ended December 31, 1997, the Corporation acquired six vehicles in Argentina from NAD for $112,140.

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

     c) During 1998 and 1997, the Corporation incurred the following transactions with related parties: financial consulting to a director and officer totaling $39,130 and $51,330, and legal fees to a firm in which a director and officer is an associate, totaling $49,435 and $84,898, respectively.

10.  INCOME TAXES

Due to the losses incurred by the Corporation, there is no income tax provision or benefit recorded for all periods presented. The Corporation has Canadian non-capital losses available to carry forward to apply against future taxable income of approximately Cdn$3.1 million expiring as follows:

     1999           $    92,000
     2000           $   454,000
     2001           $   660,000
     2002           $   782,000
     2003           $ 1,147,000

11. COMPARATIVE FIGURES

Certain financial statement line items from prior years have been reclassified to conform with the current year's presentation. These reclassifications had no effect on the net loss and accumulated deficit as previously presented.

12. SUBSEQUENT EVENTS

Subsequent to December 31, 1998, options to acquire 205,000 shares at Cdn$1.44, 245,000 shares at Cdn$1.10 and 5,000 shares at Cdn$1.19 were repriced to Cdn$0.68.

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

          i) During 1995, the Corporation issued 150,000 common shares as a finder's fee and 168,000 common shares for services, in connection with a financing. Under U.S. GAAP, these issuances would be valued at Cdn$1.00 per share or $110,710 and $123,995, respectively, being the fair market value of the shares issued.

          ii) During 1996, the Corporation issued 90,400 common shares for broker special warrants, in connection with a financing. Under U.S. GAAP, these shares would be valued at Cdn$1.50 per share or $96,847, being the fair market value of the shares issued.

          iii) Share issuance costs are offset against share proceeds resulting in no net change to share capital.

     d)   Acquisition of Scotia
          During 1995, the Corporation issued 336,814 common shares for the acquisition of Scotia (see Note 4b). Under U.S. GAAP, these shares would be valued at $248,590, the fair market value of the shares issued. This value, plus the $17,215 of net liabilities of Scotia assumed by the Corporation, would have been recorded as goodwill and expensed immediately at the acquisition date under U.S. GAAP.

     e) Compensation Expense Associated with Release of Shares from Escrow Under U.S. GAAP, stock compensation expense is recorded as shares held in escrow become eligible for release based upon the number of shares eligible for release and the market value of the shares at that time. Under Canadian GAAP, no value is attributed to such shares released and no compensation expense is recorded. Shares become eligible for release from escrow based on deferred exploration expenditure in accordance with the Escrow Agreement (see Note 4a) and with the consent of The Alberta Stock Exchange. During the years ended December 31, 1998 and 1997 and for the period from July 1, 1994 (commencement) through December 31, 1998, the Corporation would have recorded compensation expense of $0, $2,503,975, and (cumulative) $6,324,914 respectively, under U.S. GAAP.

     f)   Mineral Properties and Deferred Exploration Costs
          In 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires that long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash-flow basis. Management believed that on the adoption of SFAS No. 121 there would be no material difference in the consolidated financial statements as presented. However, the U.S. Securities and Exchange Commission staff has taken the position that a U.S. registrant without proven and probable economic reserves, in most cases, could not support the recovery of the carrying value of deferred exploration costs. Therefore, the Corporation has presented the effect of expensing all deferred exploration costs as a reconciling item between U.S. and Canadian GAAP.

     g)   Stock-Based Compensation
          At December 31, 1998, the Corporation has one stock option plan. The aggregate number of shares to be delivered upon the exercise of all options granted under the plan shall not exceed 10% of the Corporation's issued and outstanding common shares, up to a maximum of 3,000,000 shares. The options vest immediately and are exercisable over terms of up to a maximum of five years. Under Canadian generally accepted accounting principles, the Corporation is not required to report, and has not reported, any stock-based compensation expense in the consolidated financial statements. Had compensation expense for the stock option plan been determined based on the fair market value based method, in accordance with the FASB SFAS No. 123, the Corporation's net loss for the year and net loss per common share would have been increased to the pro forma amounts below:

                                                                        1998             1997
                                                                        ----             ----
         Net loss for the year                 As reported:            $3,389,208       $4,306,897
                                               Pro forma:              $3,759,985       $4,746,790
         Net loss per common share             As reported:            $ 0.17           $0.24
                                               Pro forma:              $ 0.19           $0.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998 and 1997:

                                             1998           1997
                                             ----           ----
         Dividend yield (%)                     0              0
         Expected volatility (%)            134.0           52.0
         Risk-free interest rates (%)        5.05           5.65
         Expected lives (years)                 5              2

Approximately $207,000 of the compensation expense in 1998 resulted from modifications to the exercise prices and remaining lives of previously granted options.

A summary of the status of the Corporation's stock option plan as of December 31, 1998 and 1997, and changes during the years ended on those dates is:

                                                            1998                                 1997
                                                            ----                                 ----
                                                                     ($CDN)                                ($CDN)
                                                                    Weighted                              Weighted
                                                                       Ave.                                  Ave.
                                                                    Exercise                              Exercise
                                                  Options             Price            Options             Price
                                                  -------             -----            -------             -----
Outstanding and exercisable at
beginning of year                               1,375,000             $1.96            895,000              $1.94
Granted                                           250,000             $1.10            681,000              $1.95
Exercised                                         (15,000)            $1.15            (75,000)             $1.44
Forfeited                                               0           $     0           (126,000)             $2.06
                                                ---------           -------          ---------              -----
Outstanding and exercisable at
end of year                                     1,610,000             $1.19          1,375,000              $1.96
                                                =========             =====          =========              =====
Weighted average fair value of                                        $0.97                                 $0.90
options granted during the year                                       =====                                 =====

The range of exercise prices is from Cdn$1.10 to Cdn$1.44 with a weighted average remaining contractual life of 1.58 years at December 31, 1998.

     h)   Non-Cash Working Capital
          The following table sets forth the components of the net changes in non-cash working capital items related to operations as reflected in the consolidated statements of changes in financial position under U.S. GAAP:

                                                                                               July 1, 1994
                                                                 Years Ended                     through
                                                      December 31,          December 31,       December 31,
                                                           1998               1997                  1998
                                                      ------------          ----------         ------------
Add (deduct) non-cash working capital items:
   Receivables and prepaid expenses                      $  88,827           $ (45,423)          $(123,706)
   Accounts payable and accruals                           (16,285)            (56,701)             62,883
   Due to related party                                    (81,995)             26,313              36,278
                                                         ---------           ---------           ---------
                                                         $  (9,453)          $ (75,811)          $ (24,545)
                                                         =========           =========           =========

     i)   Impact on Consolidated Financial Statements
          The impact of the above on the consolidated financial statements is as follows:

                                                                                  Years Ended
                                                                                  -----------
                                                             December 31, 1998                    December 31, 1997
                                                             -----------------                    -----------------
Accumulated deficit, end of period, per Canadian
GAAP                                                         $      11,061,405                    $       7,665,814

Adjustment for acquisition of Scotia                                   248,590                              248,590

Adjustment for compensation expense                                  6,324,914                            6,324,914

Adjustment for share issue costs                                      (567,515)                            (561,132)

Adjustment for deferred exploration costs                            3,175,473                            3,178,388
                                                             -----------------                    -----------------
Accumulated deficit, end of period, per U.S.                 $      20,242,867                    $      16,856,574
                                                             =================                    =================
GAAP


                                                             December 31, 1998                    December 31, 1997
                                                             -----------------                    -----------------
Share capital, per Canadian GAAP                             $      16,414,666                    $      15,132,262

Adjustment for acquisition of Scotia                                   248,590                              248,590

Adjustment for compensation expense                                  6,324,914                            6,324,914

Adjustments for share issue costs                                     (567,515)                            (561,132)
                                                             -----------------                    -----------------
                                                             $      22,420,655                    $      21,144,634
                                                             =================                    =================
Share capital, per U.S. GAAP

                                                                                             Period from
                                                                                            July 1, 1994
                                                          Years Ended                      (commencement)
                                                          -----------                          through
                                              December 31,          December 31,             December 31,
                                                     1998                  1997                     1998
                                             ------------          ------------             ------------
Net loss for the period, per
Canadian GAAP                                $  3,389,208          $  4,306,897             $ 10,476,675
Adjustment for acquisition of
Scotia                                                  0                     0                  248,590
Adjustment for compensation
expense                                                 0             2,503,975                6,324,914
Adjustment for deferred
exploration costs                                  (2,915)             (676,814)               3,175,473
                                             ------------          ------------             ------------
Net loss for the period, per U.S.
GAAP                                         $  3,386,293          $  6,134,058             $ 20,225,652
                                             ============          ============             ============
Basic and diluted net loss per               $       0.17          $       0.35
                                             ============          ============
common share, per U.S. GAAP

14.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers or other third parties, will be fully resolved.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On recommendation of the Board of Directors and by resolution of the Shareholders of the Corporation, dated June 19, 1997, the Corporation replaced its auditors, MacKay & Partners, Chartered Accountants, of Vancouver, British Columbia, with Coopers & Lybrand LLP, of Spokane, Washington, effective until the next Annual General Meeting of the Shareholders of the Corporation or until a successor is appointed. Coopers & Lybrand LLP, of Spokane, who subsequently changed its name to PricewaterhouseCoopers LLP, were reappointed auditors at the June 1998 annual meeting of the Corporation. There have been no disagreements, or unresolved issues on any matter of accounting principles or practices, financial statements, disclosure or auditing scope or procedure during the period in which PricewaterhouseCoopers LLP, Coopers & Lybrand LLP or MacKay & Partners have been auditing the financial statements of the Corporation. MacKay & Partners were initially appointed auditors of the Corporation in November 1994.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Information with respect to the directors, executive officers and significant employees of the Corporation is set forth below.

Name                        Age          Positions Held

Allen Ambrose                42          President and Director

Brian Gavin                  45          Vice-President of Exploration and
                                         Director of MASA

Allan J. Marter              51          Chief Financial Officer and Director

Jorge Vargas                 57          Director and President of MASA & NADSA

Armand Hansen                63          Director

John Johnson Crabb           73          Director

A.D. (Darryl) Drummond       62          Director

Bonnie L. Kuhn               33          Secretary and Director

Allen Ambrose has been President and a Director of the Corporation since November 1995. Mr. Ambrose also serves as an Exploration Manager/Geologist for Degerstrom. He has 19 years of experience in the mining industry including extensive experience in all phases of exploration, project evaluation and project management. He has worked as a geologist consultant in the U.S., Venezuela and most recently Argentina. He holds a B.Sc. degree in Geology from Eastern Washington University. Mr. Ambrose also is a member of the board of directors of Cadre Resources Ltd., a company with mining interests in Venezuela.

Brian Gavin has been the Vice President of Exploration and an officer of MASA since 1994. He has 19 years of experience in exploration geology, including experience in all phases of exploration, project evaluation and project management. Mr. Gavin has worked in the field as project manager and consultant in the U.S., Mexico, Nigeria and most recently, in Argentina. He holds a B. Sc. (Honours) degree in Geology from the University of London and an M.S. degree in Geology and Geophysics from the University of Missouri. From 1981 to 1994, he was a consultant with Ernst K. Lehman & Associates, which is a geological mining consulting firm. Since 1994, he also has been employed by Degerstrom.

Allan J. Marter has been Chief Financial Officer and a director of the Corporation since June 1997. Mr. Marter has been a financial advisor in the mining industry and Principal of Waiata Resources, from April 1996 to present and has provided financial advisory services to the Corporation since April 30, 1996. Mr. Marter is a finance professional with 22 years of experience in the mining industry. From 1992 through 1996, he was employed as a director of Endeavor Financial Inc., a mining financial advisory firm. Mr. Marter also serves as a Director of Addwest Minerals International, Ltd.

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

Armand Hansen has been a director of the Corporation since November 1995. Mr Hansen has served as Vice-President of Operations for Mining Contracting for Degerstrom for the past 17 years. His responsibilities include managing 350 employees at various job sites throughout the U.S. and Latin America. Mr. Hansen has also served as Vice-President and a director of Aresco Inc., a manufacturing company conducting speciality fabrication of mining equipment since 1989.

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

A.D. (Darryl) Drummond has been a director of the Corporation since June 1996. Since 1981, Dr. Drummond has been a principal and President of D.D.H. Geomanagement, a mineral exploration firm concentrating on all aspects of mineral deposit evaluation covering precious metal, base metal and industrial mineral types in such countries as Argentina, Canada, Chile, China, Costa Rica, Ecuador, Guyana, Mexico, Philippines, the U.S. and Venezuela. Dr. Drummond has also served as a director of The Quinto Mining Corporation since September 1996, of International All-North Resources Ltd. since July 1996, of All-North Resources Ltd. from May 1995 to July 1996, and of Cadre Resources Ltd. from November 1994 to February 1995. Dr. Drummond graduated from the University of British Columbia with a B.A.Sc. in Geological Engineering in 1959 and with an M.A.Sc. in 1961. He obtained his Ph.D. in 1966 from the University of California at Berkeley. He is a member of the Society of Economic Geology and a member of the Geology Section of the Canadian Institute of Mining and Metallurgy.

Bonnie L. Kuhn has been a director of the Corporation since June 1997. She has been a solicitor with the firm Ogilvie and Company, Barristers and Solicitors, Calgary, Alberta, from January 1994 to December 31, 1998. Ogilvie and Company of Calgary changed its name to Armstrong Perkins Hudson in 1999. From January 1, 1999
on, Ms. Kuhn has been a partner with Armstrong Perkins Hudson. From August 1993 to December 1994, Ms. Kuhn was a Crown prosecutor with the Government of Alberta, Department of Justice. From July 1990 to June 1993, Ms. Kuhn was an associate with Howard, Mackie, Barristers and Solicitors. Ms. Kuhn is a member of the Law Society of Alberta and the Canadian Bar Association. She obtained her LLB from the University of Manitoba in 1989. Ms. Kuhn currently practices law in the areas of natural resources, corporate and commercial and securities laws.

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

                                     Summary Compensation Table

                                         Annual Compensation                   Long Term Compensation
                                         -------------------                   ----------------------
                                                              Other Annual
                              Fiscal            Salary        Compensation     Securities Underlying
                               Year               ($)             ($)           Options/SARs (#)
                              ------           -------        ------------     ---------------------
Allen Ambrose (1)              1998             96,200           9,660               30,000
President                      1997             89,126          11,436

Brian Gavin (1)                1998            122,600          11,112               30,000
Vice President of              1997            117,510          13,762
Exploration

Notes:

(1) Allen Ambrose and Brian Gavin, as employees of Degerstrom, provided services under the Operating Agreement (See "Description of the Business") which services were invoiced to the Corporation under the Operating
     Agreement.

(2)  During the 1998 fiscal year, the following benefits were provided to Mr.
     Ambrose by Degerstrom and invoiced to the Corporation:
           401K Base                   $3,360
           401K Match                  $1,920
           Medical Insurance           $4,380

(3)  During the 1998 fiscal year, the following benefits were provided to Mr.
     Gavin by Degerstrom and invoiced to the Corporation:
           401K Base                   $4,284
           401K Match                  $2,448
           Medical Insurance           $4,380

Stock Options Granted in 1998. The following table sets forth certain information concerning individual stock options granted to the Named Executives during the year ended December 31, 1998.

                      Option Grants in the Last Fiscal Year

                                                      Percentage of
                                                       Total Options
                                   Number of            Granted to             Exercise
                             Securities Underlying     Employees in             Price              Expiration
                              Options Granted (#)      Fiscal Year             (Cdn$/Sh)              Date
                             ---------------------    --------------           ---------           -----------
Allen Ambrose                        30,000               12.0%                 $1.10 (1)          March 2, 2003
Brian Gavin                          30,000               12.0%                 $1.10 (1)          March 2, 2003

Notes:

(1) Subsequent to December 31, 1998, The Alberta Stock Exchange consented to these options being repriced at Cdn$0.68 per share.

Aggregated Option Exercises. The following table sets forth certain information concerning the number of shares covered by both exercisable and unexercisable stock options as of December 31, 1998. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of the Corporation's Common Shares as of December 31, 1998.

                          Fiscal Year-End Option Values

                                               Number of                         Value of Unexercised
                                          Unexercised Options                    In-the-Money Options
                                        at Fiscal Year-End (#)               at Fiscal Year-End ($)(1)(2)
                                   --------------------------------       ----------------------------------
                                   Exercisable        Unexercisable       Exercisable          Unexercisable
                                   -----------        -------------       -----------          -------------
Allen Ambrose                        270,000                0                 $0                    $0
Brian Gavin                          270,000                0                 $0                    $0

Notes:

(1) The value of unexercised in-the-money options was calculated using the closing price of common shares on The Alberta Stock Exchange on December
       31, 1998,  less the exercise  price of  in-the-money  stock  options.  On
       December 31, 1998 the closing  price of the Common  Shares on The Alberta
       Stock Exchange was Cdn$0.65.

(2) The currency exchange rate applied in calculating the value of unexercised in-the-money options was the late New York trading rate of exchange for December 31, 1998 as reported by the Wall Street Journal for conversion of United States dollars into Canadian dollars was U.S. $1.00 = Cdn$1.53 or
     Cdn$1.00 = U.S. $0.65.

Stock Option Plan

The Board of Directors has adopted a stock option plan (the "Plan") which was approved with amendments by the shareholders of the Corporation at the Annual and Special Meeting of Shareholders held on June 26, 1996, which was subsequently amended at the Corporation's Annual and Special Meeting of Shareholders held on June 26, 1998. The purpose of the Plan is to afford the persons who provide services to the Corporation or any of its subsidiaries or affiliates, whether directors, officers or employees of the Corporation or its subsidiaries or affiliates, an opportunity to obtain a proprietary interest in the Corporation by permitting them to purchase Common Shares of the Corporation and to aid in attracting, as well as retaining and encouraging the continued involvement of such persons with the Corporation. Under the terms of the Plan, the board of directors has full authority to administer the Plan in accordance with the terms of the Plan and at any time amend or revise the terms of the Plan provided, however, that no amendment or revision shall alter the terms of options already granted. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan shall not exceed 10% of the Corporation's issued and outstanding Common Shares up to a maximum of 3,000,000 shares. No participant may be granted an option under the Plan which exceeds the number of shares permitted to be granted pursuant to rules or policies of any stock exchange on which the Common Shares is then listed.

Under the Plan, the exercise price of the shares covered by each option shall be determined by the directors and shall be not less than the closing price of the Corporation's shares on the stock exchange or stock exchanges on which the shares are listed on the last trading day immediately preceding the day on which the stock exchange is notified of the proposed issuance of option, less any discounts permitted by the policy or policies of such stock exchange or stock exchanges. If an option is granted within six months of a public distribution of the Corporation's shares by way of prospectus, then the minimum exercise price of such option shall, if the policy of such stock exchange or stock exchanges requires, be the greater of the price determined pursuant to the provisions of the Plan and the price per share paid by the investing public for shares of the Corporation acquired by the public during such public distribution, determined in accordance with the policy of such stock exchange or stock exchanges. Options granted under the Plan will not be transferable and, if they are not exercised, will expire one (1) year following the date the optionee ceases to be director, officer, employee or consultant of the Corporation by reason of death, or ninety
(90) days after ceasing to be a director, officer, employee or consultant of the Corporation for any reason other than death.

As of December 31, 1998, an aggregate of 1,826,000 stock options had been granted under the Plan and 75,000 options had been exercised at an exercise price of Cdn$1.44 per share and 15,000 options had been exercised at an exercise price of Cdn$1.15 per share. In addition, 126,000 options had been forfeited, leaving 1,610,000 options outstanding and exercisable at December 31, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership, as of March 22, 1999, of the Common Shares by (i) each person known by the Corporation to own beneficially more than 5% of the Common Shares, (ii) each director of the Corporation, (iii) the Chief Executive Officer and each other officer named in the Summary Compensation Table and (iv) all directors and executive officers as a group. Except as otherwise noted, the Corporation believes the persons listed below have sole investment and voting power with respect to the Common Shares owned by them.

                                                           Shares
                                                        Beneficially                         Percentage of
Name and Address                                          Owned (1)                        Common Shares (1)
----------------                                          ---------                        -----------------
Named Executive Officers and Directors

Allen Ambrose                                              422,200 (2)                          2.04%
3303 North Sullivan Road
Spokane, WA 99216

Armand Hansen                                              271,000 (3)                          1.32%
3303 North Sullivan Road
Spokane, WA 99216

John Johnson Crabb                                         170,000 (3)                          0.83%
3303 North Sullivan Road
Spokane, WA 99216

Brian Gavin                                                430,400 (2)                          2.08%
3303 North Sullivan Road
Spokane, WA 99216

A.D. (Darryl) Drummond                                     120,000 (4)                          0.59%
3303 North Sullivan Road
Spokane, WA 99216

Bonnie L. Kuhn                                              71,000 (5)                          0.35%
1600 Canada Place
407 - 2nd Street S.W.
Calgary, Alberta
T2P 2Y3

Allan J. Marter                                            120,000 (4)                          0.59%
4828 W. Fair Place
Littleton, CO 80123

5% or Greater Shareholders
Neal A. and Joan L. Degerstrom                           5,100,000 (6)(7)                      25.01%
3303 North Sullivan Road
Spokane, WA 99216

All directors and                                        1,604,600                              7.51%
executive officers
as a group (7 persons)

Notes:

(1) Shares which the person or group has the right to acquire within 60 days after December 31, 1998 are deemed to be outstanding in determining the beneficial ownership of he person or group and in calculating the percentage ownership of the person or group, but are not deemed to be outstanding as to any other person or group.

(2) Includes stock options entitling the holder to acquire 50,000 shares upon payment of Cdn$0.68, 110,000 shares upon payment of Cdn$1.15, 80,000 shares upon payment of Cdn$1.15 and 30,000 shares upon payment of Cdn$0.68.

(3) Includes stock options entitling the holder to acquire 20,000 shares upon payment of Cdn$0.68, 60,000 shares upon payment of Cdn$1.15, 40,000 shares upon payment of Cdn$1.15 and 20,000 shares upon payment of Cdn$0.68.

(4) Includes stock options entitling the holder to acquire 60,000 shares upon payment of Cdn$1.15, 40,000 shares upon payment of Cdn$1.15 and 20,000 shares upon payment of Cdn$0.68.

(5) Includes stock options entitling the holder to acquire 60,000 shares upon payment of Cdn$1.27 and 10,000 shares upon payment of Cdn$0.68.

(6) The Common Shares are owned beneficially by Mr. and Mrs. Degerstrom by virtue of their combined majority control of the record owner, N.A.
     Degerstrom, Inc.

(7) Does not include 1,213,409 Common Shares reserved for issuance to Degerstrom upon the satisfaction of certain performance criteria. See
     "Description of Properties - the Degerstrom Agreement."

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

During the years ended December 31, 1998 and 1997, administrative fees were paid to NAD of $54,272 and $58,997 on total costs incurred by the Corporation of $749,041 and $841,131, respectively. Equipment rentals of $6,070 and $40,305 were included in the total costs for 1998 and 1997, respectively. During the year ended December 31, 1997, the Corporation acquired six vehicles in Argentina from NAD for $112,140.

During 1998 and 1997, the Corporation incurred the following transactions with related parties: financial consulting to a director and officer totaling $39,130 and $51,330, and legal fees to a firm in which a director and officer is an associate or partner, totaling $49,435 and $84,898, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

     a)   Exhibits
          The Exhibits as indexed on pages 65 through 66 of this report are included as part of this Form 10-KSB.

     b)   Reports on Form 8K
          There were no reports on Form 8K filed in the quarter ended December 31, 1998.

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

10.15     Amended Stock Option Plan, dated June 26, 1996, as amended June 26,
          1998.*

10.16 Limited Liability Company Agreement (Arroyo Verde) dated October 23, 1997 between the Corporation and Pegasus Gold International, Inc. (incorporated by reference to Exhibit 10.16 to Form 10-KSB for fiscal year ended December 31, 1997).

11.1      Statement regarding the computation of per share loss.*

21.1      Description of MASA and NADSA (incorporated by reference to Exhibit
          21.1 to the Form 10-SB).

23.1      Consent of PricewaterhouseCoopers LLP.*

27        Financial Data Schedule.*

--------------

*    Exhibit filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf be the undersigned, thereunto duly authorized, effective March 26, 1999.

     MINERA ANDES INC.
     Registrant


By:  ALLEN V. AMBROS                By: ALLAN J. MARTER
     ----------------------------       ----------------------------------------
     Allen V. Ambrose, President        Allan J. Marter, Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 29, 1999         By   ALLEN V. AMBROSE
      --------------------        ----------------------------------------------
                                  Allen V. Ambrose, Director


Date: March 29, 1999         By:  JOHN JOHNSON CRABB
      --------------------        ----------------------------------------------
                                  John Johnson (Jack) Crabb, Director


Date:  March 29, 1999        By:  A. D. DRUMMONS
       -------------------        ----------------------------------------------
                                  A.D. (Darryl) Drummond, Director


Date: March 29, 1999         By:  ARMAND G. HANSEN
      --------------------        ----------------------------------------------
                                  Armand G. Hansen, Director


Date:  March 29, 1999        By:  BONNIE L. KUHN
       -------------------        ----------------------------------------------
                                  Bonnie L. Kuhn, Director


Date:  March 29, 1999        By:  ALLEN J. MARTER
       -------------------        ---------------------------------------------
                                  Allan J. Marter, Director