Form 10QSB
period 1999-03-31
MINERA ANDES INC /WA
filed 1999-05-14
CIK 1030219

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB


(Mark One)

[ X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

[ X ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes : No 9

Shares outstanding as of April 30, 1999: 20,390,030 shares of common stock, with no par value

Transitional Small Business Disclosure Format (Check One): Yes [   ] No [ X ]

================================================================================

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1   Consolidated Financial Statements ............................ 3

     Item 2   Management's Discussion and Analysis of
              Financial Condition and Results of Operations ................ 9


PART II - OTHER INFORMATION

     Item 6   Exhibits and Reports on Form 8-K .............................11


SIGNATURES .................................................................12

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                           CONSOLIDATED BALANCE SHEETS
                            (U.S. Dollars-Unaudited)

                                                                                 March 31,           December 31,
                                                                                     1999                   1998
                                                                        -----------------      -----------------
                                     ASSETS
Current:
       Cash and cash equivalents                                        $       1,231,992      $       1,869,765
       Receivables and prepaid expenses                                           108,508                123,706
                                                                        -----------------      -----------------
       Total current assets                                                     1,340,500              1,993,471
                                                                        -----------------      -----------------
Mineral properties and deferred exploration costs                               3,695,430              3,305,711
Capital assets, net                                                               139,978                153,240
                                                                        -----------------      -----------------
       Total assets                                                     $       5,175,908      $       5,452,422
                                                                        =================      =================

                                   LIABILITIES
Current:
       Accounts payable and accruals                                    $          80,284      $          62,883
       Due to related parties                                                      43,501                 36,278
                                                                        -----------------      -----------------
       Total current liabilities                                                  123,785                 99,161
                                                                        -----------------      -----------------

                              SHAREHOLDERS' EQUITY
Share capital                                                                  16,414,666             16,414,666
Accumulated deficit                                                           (11,362,543)           (11,061,405)
                                                                        -----------------      -----------------
       Total shareholders' equity                                               5,052,123              5,353,261
                                                                        -----------------      -----------------
       Total liabilities and shareholders' equity                       $       5,175,908      $       5,452,422
                                                                        =================      =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                            (U.S. Dollars-Unaudited)


                                                                                                     Period from
                                                               Three Months Ended                   July 1, 1994
                                                      -------------------------------------        (commencement)
                                                              March 31,            March 31,             through
                                                                  1999                 1998       March 31, 1999
                                                      ----------------     ----------------     ----------------
Administration fees                                   $          8,019     $          8,476     $        160,581
Audit and accounting                                            31,541               34,333              198,033
Consulting fees                                                 42,848               44,848              665,770
Depreciation                                                     1,359                1,265               10,848
Equipment rental                                                 1,517                1,517               14,459
Foreign exchange (gain) loss                                   (11,584)             (17,181)             411,028
Insurance                                                       16,144               17,938              104,676
Legal                                                           51,988               14,184              403,823
Maintenance                                                         51                   12                  317
Materials and supplies                                               0                   18               45,512
Office overhead                                                 48,693               64,881            1,094,260
Telephone                                                       18,818               18,796              275,731
Transfer agent                                                   1,217                3,920               63,615
Travel                                                          15,190               11,954              251,851
Wages and benefits                                              50,847               56,170              765,549
Write-off of deferred expenditures                              40,750                    0            6,730,803
                                                      ----------------     ----------------     ----------------
Total expenses                                                 317,398              261,131           11,196,856
Interest income                                                (16,260)             (34,644)            (419,043)
                                                      ----------------     ----------------     ----------------
Net loss for the period                                        301,138              226,487           10,777,813

Accumulated deficit, beginning of the period                11,061,405            7,665,814                    0

Share issue costs                                                    0                4,316              567,515

Deficiency on acquisition of subsidiary                              0                    0               17,215
                                                      ----------------     ----------------     ----------------
Accumulated deficit, end of the period                $     11,362,543     $      7,896,617     $     11,362,543
                                                      ================     ================     ================

Net loss per common share                             $           0.01     $           0.01
                                                      ================     ================

Weighted average shares outstanding                         20,390,030           17,724,935
                                                      ================     ================


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


                                                                                                     Period from
                                                               Three Months Ended                   July 1, 1994
                                                      -------------------------------------        (commencement)
                                                              March 31,            March 31,             through
                                                                  1999                 1998       March 31, 1999
                                                      ----------------     ----------------     ----------------
Administration fees                                   $          5,893     $          5,861      $       310,356
Assays and analytical                                           52,020               88,607              819,021
Construction and trenching                                           0               23,576              505,473
Consulting fees                                                 32,197               48,752              795,965
Depreciation                                                    11,902               18,286              144,452
Drilling                                                         4,691               87,411              651,415
Equipment rental                                                 2,315                8,837              239,222
Geology                                                        110,037              130,705            2,582,515
Geophysics                                                      10,010                1,440              258,598
Insurance                                                        9,706               10,839              177,586
Legal                                                           23,747               22,147              516,630
Maintenance                                                     11,797               11,092              138,502
Materials and supplies                                          27,930               12,147              392,035
Project overhead                                                 8,666                4,238              248,159
Property and mineral rights                                      2,587              113,446            1,249,265
Telephone                                                        2,667                4,563               51,156
Travel                                                          72,788               90,500              848,970
Wages and benefits                                              41,516               39,042              620,774
                                                      ----------------     ----------------     ----------------

Costs incurred during the period                               430,469              721,489           10,550,094

Deferred costs, beginning of the period                      3,305,711            3,226,856                    0

Deferred costs, acquired                                             0                    0              576,139

Deferred costs written off                                     (40,750)                   0           (6,730,803)

Mineral property option proceeds                                     0                    0             (700,000)
                                                      ----------------     ----------------     ----------------

Deferred costs, end of the period                     $      3,695,430     $      3,948,345     $      3,695,430
                                                      ================     ================     ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (U.S. Dollars-Unaudited)


                                                                                                          Period from
                                                                     Three Months Ended                  July 1, 1994
                                                           -------------------------------------        (commencement)
                                                                   March 31,            March 31,             through
                                                                       1999                 1998       March 31, 1999
                                                           ----------------     ----------------     ----------------
Operating Activities
   Net loss for the period                                 $       (301,138)    $       (226,487)    $    (10,777,813)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
      Write-off of incorporation costs                                    0                    0                  665
      Write-off of deferred expenditures                             40,750                    0            6,730,803
      Depreciation                                                    1,359                1,265               10,848
      Change in:
         Receivables and prepaid expense                             15,198               35,212             (108,508)
         Funds in trust on exercise of warrants                           0             (806,136)                   0
         Accounts payable and accruals                               17,401                1,626               80,284
         Due to related parties                                       7,224               20,718               43,502
                                                           ----------------     ----------------     ----------------
   Cash used in operating activities                               (219,206)            (973,802)          (4,020,219)
                                                           ----------------     ----------------     ----------------

Investing Activities
   Incorporation costs                                                    0                    0                 (665)
   Purchases of capital assets                                            0                    0             (295,279)
   Mineral properties and deferred exploration                    (418,567)             (703,203)         (10,405,642)
   Acquisition of subsidiaries                                            0                    0              (17,817)
   Mineral property option proceeds                                       0                    0              700,000
                                                           ----------------     ----------------     ----------------
   Cash used in investing activities                              (418,567)             (703,203)         (10,019,403)
                                                           ----------------     ----------------     ----------------

Financing Activities
   Shares issued for cash, net                                            0              801,820           15,271,614
                                                           ----------------     ----------------     ----------------
   Cash provided by financing activities                                  0              801,820           15,271,614
                                                           ----------------     ----------------     ----------------

Increase (decrease) in cash and cash equivalents                   (637,773)            (875,185)           1,231,992
Cash and cash equivalents, beginning of the period                1,869,765            4,003,519                    0
                                                           ----------------     ----------------     ----------------
Cash and cash equivalents, end of the period               $      1,231,992     $      3,128,334     $      1,231,992
                                                           ================     ================     ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (U.S. Dollars-Unaudited)


1.  Accounting Policies

The accompanying consolidated financial statements of Minera Andes Inc. (the "Corporation") for the three month period ended March 31, 1999 and 1998 and for the period from commencement (July 1, 1994) through March 31, 1999 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 2. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 1998 financial information has been derived from the Corporation's audited consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998. The accounting policies set forth in the audited annual consolidated financial statements are the same as the accounting policies utilized in the preparation of these consolidated financial statements, except as modified for appropriate interim presentation.

2. Differences Between Canadian and United States Generally Accepted Accounting Principles

Differences between Canadian and U.S. generally accepted accounting principles ("GAAP") as they pertain to the Corporation relate to accounting for share issue costs, loss per share, non-cash issuance of common shares, the acquisition of Scotia Prime Minerals, Incorporated, compensation expense associated with the release of shares from escrow, mineral properties and deferred exploration costs and stock-based compensation and are described in Note 13 to the Corporation's consolidated financial statements for the year ended December 31, 1998.

The impact of the above on the interim consolidated financial statements is as follows:

                                                    March 31, 1999       Dec. 31, 1998
                                                  ----------------    ----------------
Accumulated deficit, end of period,
per Canadian GAAP                                 $     11,362,543    $     11,061,405
Adjustment for acquisition of Scotia                       248,590             248,590
Adjustment for compensation expense                      6,324,914           6,324,914
Adjustment for share issue costs                         (567,515)            (567,515)
Adjustment for deferred exploration costs                3,562,605           3,175,473
                                                  ----------------    ----------------
Accumulated deficit, end of period,
per U.S. GAAP                                     $     20,931,137    $     20,242,867
                                                  ================    ================

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                            (U.S. Dollars-Unaudited)


                                                              March 31,          Dec. 31,
                                                                  1999              1998
                                                        --------------    --------------
Share capital, per Canadian GAAP                        $   16,414,666    $   16,414,666
Adjustment for acquisition of Scotia                           248,590           248,590
Adjustment for compensation expense                          6,324,914         6,324,914
Adjustment for share issue costs                              (567,515)         (567,515)
                                                        --------------    --------------
Share capital, per U.S. GAAP                            $   22,420,655    $   22,420,655
                                                        ==============    ==============

                                                                                                     Period from
                                                               Three Months Ended                   July 1, 1994
                                                      -------------------------------------        (commencement)
                                                              March 31,            March 31,             through
                                                                  1999                 1998       March 31, 1999
                                                      ----------------     ----------------     ----------------
Net loss for the period, per Canadian GAAP            $        301,138     $        226,487     $     10,777,813
Adjustment for acquisition of Scotia                                 0                    0              248,590
Adjustment for compensation expense                                  0                    0            6,324,914
Adjustment for deferred exploration costs                      387,132              608,043            3,562,605
                                                      ----------------     ----------------     ----------------
Loss for the period, per U.S. GAAP                    $        688,270     $        834,530     $     20,913,922
                                                      ================     ================     ================
Loss per common share, per U.S. GAAP                  $           0.03     $           0.05
                                                      ================     ================


3.   Summary of Significant Accounting Policies

In January 1999, the Corporation adopted the requirements of Canadian Institute of Chartered Accountants (CICA) 1540, "Cash Flow Statements", in preparing the statement of cash flows. The comparative information for the three months ended March 31, 1998 has been restated to reflect the presentation in the current period.

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

Overview
--------
The principal business of the Corporation is the exploration and development of mineral properties, located primarily in the Republic of Argentina, consisting of mineral rights and applications for mineral rights, covering approximately 198,000 hectares in six provinces in Argentina. The lands comprise option-to-purchase contracts, exploration and mining agreements and direct interests through the Corporation's filings for exploration concessions. The Corporation carries out its business by acquiring, exploring and evaluating mineral properties through its ongoing exploration program. Following exploration, the Corporation either seeks to enter joint ventures to further develop these properties or disposes of them if the properties do not meet the Corporation's requirements. The Corporation's properties are all early stage exploration properties and no proven or probable reserves have been identified.

Plan of Operations
------------------
The Corporation has budgeted and plans to spend approximately $0.6 million over the next 12 months for mineral property and exploration activities and on its properties in Argentina. The Corporation believes that its existing funds and projected sources of funds will be sufficient to finance this planned exploration and the related ongoing activities for this future period. If the Corporation were to determine to develop a property or group of properties beyond the stage of exploration, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt or a combination of equity and debt. The Corporation has no current plans to seek such financing and there is no assurance that such financing, if necessary, would be available to the Corporation on favorable terms.

Results of Operations
---------------------

First quarter 1999 compared with first quarter 1998
The Corporation had a net loss of $301,000 ($0.01 per share) for the first quarter of 1999, compared with a net loss of $226,000 (also $0.01 per share) for the first quarter of 1998. The increase in net loss can be attributed to two expense categories: legal expenses (incurred for the unit financing, announced in February 1999, which was not proceeded with) and deferred expenditures written-off (which related to period expenditures for properties written-off at December 31, 1998). Total mineral property and deferred exploration costs were $430,000 during the first quarter of 1999, compared with $721,000 in the first quarter of last year. The major reason for the decrease from 1998 to 1999 was the timing of the El Pluma/Cerro Saavedra drilling programs; in 1998 the drilling program started early in the first quarter, while 1999's drilling program began at the very end of the quarter. Compared with the first quarter of 1999, property and mineral rights costs were also much higher in the first quarter of 1998 when the Corporation incurred property acquisition costs for the Agua Blanca and Santa Clara properties, which were subsequently abandoned.

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

At March 31, 1999, the Corporation had cash and cash equivalents of $1.2 million, down from $3.1 million at March 31, 1998. Working capital at March 31, 1999 was $1.2 million. The Corporation's operating activities used $0.2 million in the first quarter of 1999, compared with $1.0 million in 1998 (but this earlier period included funds held in trust at quarter end, from the exercise of warrants, of $0.8 million). Investing activities used $0.4 million in the first quarter of 1999, compared with $0.7 million in the same period last year, as a result of the later timing of the Santa Cruz project drilling and the 1998 expenditures for properties subsequently dropped. There were no financing activities in the first quarter of 1999 (following the termination of the proposed unit financing), whereas the Corporation received $0.8 million in the same period last year from the exercise of warrants. Cash and cash equivalents decreased in the first quarter by $0.6 million in 1999 and $0.9 million in 1998.

Year 2000 Issue
---------------
As the year 2000 approaches, there are uncertainties concerning whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

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

New Accounting Pronouncement
----------------------------
In January 1999, the Corporation adopted the requirements of Canadian Institute of Chartered Accountants (CICA) 1540, "Cash Flow Statements", in preparing the statement of cash flows. The comparative information for the three months ended March 31, 1998 has been restated to reflect the presentation in the current year.

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


                                       MINERA ANDES INC.


Date: May 10, 1999                     By: /s/ ALLEN V. AMBROSE
      -----------------------              -------------------------------------
                                       Allen V. Ambrose
                                       President



Date: May 10, 1999                     By: /s/ ALLAN J. MARTER
      -----------------------              -------------------------------------
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