Form 10QSB
period 1999-06-30
MINERA ANDES INC /WA
filed 1999-08-16
CIK 1030219

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

                  For the quarterly period ended June 30, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares outstanding as of July 31, 1999: 20,390,030 shares of common stock, with no par value

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


PART II - OTHER INFORMATION

         Item 4   Submission of Matters to a Vote of Security Holders.........11

         Item 6   Exhibits and Reports on Form 8-K............................11


SIGNATURES....................................................................12

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                           CONSOLIDATED BALANCE SHEETS
                            (U.S. Dollars-Unaudited)


                                                                                June 30,         December 31,
                                                                                   1999                 1998
                                                                          -------------        -------------
                                     ASSETS
Current:
     Cash and cash equivalents                                            $     556,172        $   1,869,765
     Receivables and prepaid expenses                                            77,711              123,706
                                                                          -------------        -------------
          Total current assets                                                  633,883            1,993,471

Mineral properties and deferred exploration costs                             4,164,680            3,305,711
Capital assets, net                                                             126,717              153,240
                                                                          -------------        -------------
          Total assets                                                    $   4,925,280        $   5,452,422
                                                                          =============        =============

                                   LIABILITIES
Current:
     Accounts payable and accruals                                        $      55,903        $      62,883
     Due to related parties                                                      31,768               36,278
                                                                          -------------        -------------
          Total current liabilities                                              87,671               99,161

                              SHAREHOLDERS' EQUITY
Share capital                                                                16,414,666           16,414,666
Accumulated deficit                                                         (11,577,057)         (11,061,405)
                                                                          -------------        -------------
          Total shareholders' equity                                          4,837,609            5,353,261
                                                                          -------------        -------------
          Total liabilities and shareholders' equity                      $   4,925,280        $   5,452,422
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

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                            (U.S. Dollars-Unaudited)


                                                                                                                        Period from
                                                      Three Months Ended                  Six Months Ended             July 1, 1994
                                               -------------------------------    -------------------------------     commencement)
                                                     June 30,          June 30,         June 30,          June 30,          through
                                                        1999              1998             1999              1998     June 30, 1999
                                               -------------     -------------    -------------     -------------     -------------
Administration fees                            $       7,360     $       8,130    $      15,379     $      16,606     $     167,941
Audit and accounting                                  11,229            11,011           42,770            45,344           209,262
Consulting fees                                       39,137            44,427           81,985            89,275           704,907
Depreciation                                           1,359             1,518            2,718             2,783            12,207
Equipment rental                                       1,518             1,518            3,035             3,035            15,977
Foreign exchange (gain) loss                         (18,758)          126,536          (30,342)          109,355           392,270
Insurance                                             16,144            17,937           32,288            35,875           120,820
Legal                                                 25,143            45,042           77,131            59,226           428,966
Maintenance                                                0                42               51                54               317
Materials and supplies                                     0             1,552                0             1,570            45,512
Office overhead                                       63,112           109,563          111,805           174,444         1,157,372
Telephone                                             11,445            20,824           30,263            39,620           287,176
Transfer agent                                         1,187             4,501            2,404             8,421            64,802
Travel                                                11,504             3,419           26,694            15,373           263,355
Wages and benefits                                    51,127            54,550          101,974           110,720           816,676
Write-off of deferred expenditures                         0           756,557           40,750           756,557         6,730,803
                                               -------------     -------------    -------------     -------------     -------------
Total expenses                                       221,507         1,207,127          538,905         1,468,258        11,418,363
Interest income                                       (8,269)          (42,411)         (24,529)          (77,055)         (427,312)
                                               -------------     -------------    -------------     -------------     -------------
Net loss for the period                              213,238         1,164,716          514,376         1,391,203        10,991,051
Accumulated deficit, beginning of the period      11,362,543         7,896,617       11,061,405         7,665,814                 0
Share issue costs                                      1,276             1,848            1,276             6,164           568,791
Deficiency on acquisition of subsidiary                    0                 0                0                 0            17,215
                                               -------------     -------------    -------------     -------------     -------------
Accumulated deficit, end of period             $  11,577,057     $   9,063,181    $  11,577,057     $   9,063,181     $  11,577,057
                                               =============     =============    =============     =============     =============
Net loss per common share                      $        0.01     $        0.06    $        0.03     $        0.07
                                               =============     =============    =============     =============
Weighted average shares outstanding               20,390,030        20,205,765       20,390,030        19,718,340


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                  CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES
                         AND DEFERRED EXPLORATION COSTS
                            (U.S. Dollars-Unaudited)


                                                                                                                        Period from
                                                      Three Months Ended                  Six Months Ended             July 1, 1994
                                               -------------------------------    -------------------------------     commencement)
                                                     June 30,          June 30,         June 30,          June 30,          through
                                                        1999              1998             1999              1998     June 30, 1999
                                               -------------     -------------    -------------     -------------     -------------
Administration fees                            $       6,072     $       5,515    $      11,965     $      11,376     $     316,428
Assays and analytical                                 49,908            58,412          101,928           147,019           868,929
Construction and trenching                             2,484                 0            2,484            23,576           507,957
Consulting fees                                       11,797            31,970           43,994            80,722           807,762
Depreciation                                          11,903            18,286           23,805            36,572           156,355
Drilling                                              78,970            90,192           83,661           177,603           730,385
Equipment rental                                       1,826             8,632            4,141            17,469           241,048
Geology                                              107,607           117,373          217,644           248,078         2,690,122
Geophysics                                            51,304            21,050           61,314            22,490           309,902
Insurance                                              9,863            14,044           19,569            24,883           187,449
Legal                                                 33,267            26,491           57,014            48,638           549,897
Maintenance                                            6,640             5,690           18,437            16,782           145,142
Materials and supplies                                10,571            10,906           38,501            23,053           402,606
Project overhead                                      10,330            10,841           18,996            15,079           258,489
Property and mineral rights                            3,446            42,373            6,033           155,819         1,252,711
Telephone                                              4,939             2,893            7,606             7,456            56,095
Travel                                                28,685            56,104          101,473           146,604           877,655
Wages and benefits                                    39,638            36,547           81,154            75,589           660,412
                                               -------------     -------------    -------------     -------------     -------------
Costs incurred during the period                     469,250           557,319          899,719         1,278,808        11,019,344
Deferred costs, beginning of period                3,695,430         3,948,345        3,305,711         3,226,856                 0
Deferred costs acquired                                    0                 0                0                 0           576,139
Deferred costs written off                                 0          (756,557)         (40,750)         (756,557)       (6,730,803)
Mineral property option proceeds                           0                 0                0                 0          (700,000)
                                               -------------     -------------    -------------     -------------     -------------
Deferred costs, end of the period              $   4,164,680     $   3,749,107    $   4,164,680     $   3,749,107     $   4,164,680
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

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (U.S. Dollars-Unaudited)


                                                                                                                        Period from
                                                      Three Months Ended                  Six Months Ended             July 1, 1994
                                               -------------------------------    -------------------------------     commencement)
                                                     June 30,          June 30,         June 30,          June 30,          through
                                                        1999              1998             1999              1998     June 30, 1999
                                               -------------     -------------    -------------     -------------     -------------
Operating Activities
     Net loss for the period                   $    (213,238)    $  (1,164,716)   $    (514,376)    $  (1,391,203)    $ (10,991,051)
     Adjustments to reconcile net loss
       to net cash used in operating
       activities:
          Write-off of incorporation costs                 0                 0                0                 0               665
          Write-off of deferred expenditures               0           756,557           40,750           756,557         6,730,803
          Depreciation                                 1,359             1,518            2,718             2,783            12,207
          Change in:
             Receivables and prepaid expense          30,797           844,846           45,995            73,922           (77,711)
             Accounts payable and accruals           (24,381)           (3,259)          (6,980)           (1,633)           55,903
             Due to related parties                  (11,734)           (7,678)          (4,510)           13,040            31,768
                                               -------------     -------------    -------------     -------------     -------------
     Cash (used in) provided by operating
       activities                                   (217,197)          427,268         (436,403)         (546,534)       (4,237,416)
                                               -------------     -------------    -------------     -------------     -------------

Investing Activities
     Incorporation costs                                   0                 0                0                 0              (665)
     Purchases of capital assets                           0            (7,615)               0            (7,615)         (295,279)
     Mineral properties and deferred
       exploration                                  (457,347)         (539,033)        (875,914)       (1,242,236)      (10,862,989)
     Acquisition of subsidiaries                           0                 0                0                 0           (17,817)
     Mineral property option proceeds                      0                 0                0                 0           700,000
                                               -------------     -------------    -------------     -------------     -------------
     Cash used in investing activities              (457,347)         (546,648)        (875,914)       (1,249,851)      (10,476,750)
                                               -------------     -------------    -------------     -------------     -------------

Financing Activities
     Shares issued for cash,
       less issue costs                               (1,276)          474,420           (1,276)        1,276,240        15,270,338
                                               -------------     -------------    -------------     -------------     -------------
     Cash (used in) provided by
       financing activities                           (1,276)          474,420           (1,276)        1,276,240        15,270,338
                                               -------------     -------------    -------------     -------------     -------------

Increase (decrease) in cash and
   cash equivalents                                 (675,820)          355,040       (1,313,593)         (520,145)          556,172
Cash and cash equivalents,
   beginning of period                             1,231,992         3,128,334        1,869,765         4,003,519                 0
                                               -------------     -------------    -------------     -------------     -------------
Cash and cash equivalents, end of period       $     556,172     $   3,483,374    $     556,172     $   3,483,374     $     556,172
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

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (U.S. Dollars-Unaudited)


1.  Accounting Policies

The accompanying consolidated financial statements of Minera Andes Inc. (the "Corporation") for the three month and six month periods ended June 30, 1999 and 1998 and for the period from commencement (July 1, 1994) through June 30, 1999 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 2. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 1998 financial information has been derived from the Corporation's audited consolidated financial statements.

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

The impact of the above on the interim consolidated financial statements is as follows:


                                                       June 30, 1999                Dec. 31, 1998
                                                       -------------                -------------
Accumulated deficit, end of period,
per Canadian GAAP                                      $  11,577,057                $  11,061,405
Adjustment for acquisition of Scotia                         248,590                      248,590
Adjustment for compensation expense                        6,324,914                    6,324,914
Adjustment for share issue costs                            (568,791)                    (567,515)
Adjustment for deferred exploration costs                  4,028,409                    3,175,473
                                                       -------------                -------------
Accumulated deficit, end of period,
per U.S. GAAP                                          $  21,610,179                $  20,242,867
                                                       =============                =============

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                            (U.S. Dollars-Unaudited)


                                                              June 30,                Dec. 31,
                                                                  1999                    1998
                                                           -----------             -----------
Share capital, per Canadian GAAP                           $16,414,666             $16,414,666
Adjustment for acquisition of Scotia                           248,590                 248,590
Adjustment for compensation expense                          6,324,914               6,324,914
Adjustment for share issue costs                              (568,791)               (567,515)
                                                           -----------             -----------
Share capital, per U.S. GAAP                               $22,419,379             $22,420,655
                                                           ===========             ===========




                                                                                                                       Period from
                                          Three Months Ended                   Six Months Ended                       July 1, 1994
                                     ---------------------------         ---------------------------                (commencement)
                                     June 30,           June 30,           June 30,           June 30,                     through
                                         1999               1998               1999               1998               June 30, 1999
                                   ----------         ----------         ----------         ----------               -------------
Net loss for the period, per
  Canadian GAAP                    $  213,238         $1,164,716         $  514,376         $1,391,203               $  10,991,051
Adjustment for acquisition
  of Scotia                                 0                  0                  0                  0                     248,590
Adjustment for
  compensation expense                      0                  0                  0                  0                   6,324,914
Adjustment for deferred
  exploration costs                   465,804           (241,611)           852,936            366,432                   4,028,409
                                   ----------         ----------         ----------         ----------               -------------
Loss for period, per U.S.
  GAAP                             $  679,042         $  923,105         $1,367,312         $1,757,635               $  21,592,964
                                   ==========         ==========         ==========         ==========               =============
Loss per common share,
  per U.S. GAAP                    $     0.03         $     0.05         $     0.07         $     0.09
                                   ==========         ==========         ==========         ==========

3.   Summary of Significant Accounting Policies

In January 1999, the Corporation adopted the requirements of Canadian Institute of Chartered Accountants (CICA) 1540, "Cash Flow Statements", in preparing the statement of cash flows. The comparative information for the three month and six month periods ended June 30, 1998 has been restated to reflect the presentation in the current period.

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

Plan of Operations
------------------
The Corporation has budgeted and plans to spend approximately $0.3 million over the next six months for mineral property and exploration activities on its properties in Argentina and on operating costs. While existing funds and projected sources of revenue will be sufficient for these six months, the Corporation is actively pursuing financing opportunities to raise funds for exploration and operations into the year 2000. To date the Corporation has no firm agreements to provide this additional funding. If the Corporation were to determine to develop a property or group of properties beyond the stage of exploration, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt or a combination of equity and debt. There is no assurance that such financing will be available to the Corporation on favorable terms.

Results of Operations
---------------------

Second quarter 1999 compared with second quarter 1998
The Corporation had a net loss of $213,000 ($0.01 per share) for the second quarter of 1999, compared with a net loss of $1,165,000 ($0.06 per share) for the second quarter of 1998. The net loss for the second quarter of 1998 included $757,000 in write-offs of deferred mineral properties and exploration costs, while there were no write-offs in the second quarter of 1999. In addition to this difference, the Corporation cut its costs in all areas compared with the corresponding 1998 quarter. Legal costs were only 55 percent of last year's costs (and those for the first quarter of 1999), and the Corporation had an exchange gain in the 1999 quarter compared with an exchange loss in the 1998 quarter. Total mineral property and deferred exploration costs were $469,000 during the second quarter of 1999, compared with $557,000 in the second quarter last year. There were exploration drilling programs in both periods, but the Corporation was able to realize some savings in a number of property exploration cost areas.

Six months ended June 30, 1999 compared with the six months ended June 30, 1998 The Corporation had a net loss of $514,000 for the six months ended June 30, 1999, compared with a net loss of $1,391,000 for the comparable period in 1998. The results in the 1998 period included the write-off ($757,000) of the Santa Clara property, whereas write-offs in the 1999 period were only $41,000. The Corporation cut its costs in the 1999 period, of which the most significant were office overhead costs and exchange gains and losses (a gain in this period compared with a loss last year). Additional legal and travel costs were incurred within the 1999 period compared with the 1998 period, mainly as a result of costs incurred for the unit financing announced in February 1999, which was not pursued. Total mineral property and deferred exploration costs for the six months were $900,000 in 1999 and $1,279,000 in the comparable period last year. Expenditures in both years were focused on the El Pluma/Cerro Saavedra property with less drilling but more geophysical consulting during the 1999 period. Deferred expenditures related to mineral properties and exploration increased to $4,165,000 at June 30, 1999, compared with $3,749,000 a year earlier.

Liquidity and Capital Resources
Due to the nature of the mining industry, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future. However, there can be no assurance that the Corporation will be successful with such financings. See "Plan of Operations".

At June 30, 1999, the Corporation had cash and cash equivalents of $556,000, down from $3,483,000 at June 30, 1998. Working capital at June 30, 1999 was $546,000. The Corporation's operating activities showed some savings and used $436,000 for the first six months of 1999, compared with $547,000 in 1998. Investing activities were $876,000 in the 1999 period compared with $1,250,000 a year earlier, although the focus in both periods was on the El Pluma/Cerro Saavedra property. There were no financing activities in the first six months of 1999 (following the termination of the proposed unit financing), whereas the Corporation received $1,276,000 in the same period last year from the exercise of warrants and options. Cash and cash equivalents decreased in the first six months by $675,000 in 1999 and $1,314,000 in 1998.

Year 2000 Issue
As the year 2000 approaches, there are uncertainties concerning whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

The Corporation's computer systems and software are already configured to accommodate dates beyond the year 2000. The Corporation believes that the year 2000 will not pose significant operational problems for the Corporation's computer systems; however, the Corporation has not yet completed its verification of the computer systems of suppliers and other third parties with whom it deals. While it is not possible at this time to assess the effect of a third party's inability to adequately address year 2000 issues, the Corporation does not believe the potential problems associated with year 2000 will have a material effect on its operations or financial results.

New Accounting Pronouncement
In January 1999, the Corporation adopted the requirements of Canadian Institute of Chartered Accountants (CICA) 1540, "Cash Flow Statements", in preparing the statement of cash flows. The comparative information for the three month and six month periods ended June 30, 1998 has been restated to reflect the presentation in the current year.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 4.    Submission of Matters to a Vote of Security Holders

           a. The Corporation held its annual general and special meeting of shareholders in Calgary, Alberta on June 25, 1999.

           b. The following directors were elected at the meeting: Allen V. Ambrose, John Johnson Crabb, A.D. Drummond, Armand Hansen, Bonnie L. Kuhn and Allan J. Marter.

           c. The following matters were voted on at the meeting:



                                                                                                      Abstentions/
                                                                                                         Broker
                 Matters                                     For           Against      Withheld        Non-Votes
--------------------------------------------              ----------       -------     ---------      ------------
Ordinary resolution setting the number of
  directors at six (6):                                   11,684,288        18,816                           4,200
Election of directors for the ensuing year:
      Allen V. Ambrose:                                   11,691,288                      16,016
      John Johnson Crabb:                                 11,691,288                      16,016
      A.D. Drummond:                                      11,691,288                      16,016
      Armand Hansen:                                      11,691,288                      16,016
      Bonnie L. Kuhn:                                     11,689,288                      18,016
      Allan J. Marter:                                    11,691,288                      16,016
Appointment of PricewaterhouseCoopers
  LLP as auditor for the ensuing year at a
  remuneration to be fixed by the directors:              11,695,221                       8,083             4,000
Approve the issuance of up to 20,390,030
  common shares during the next 12 months:                 7,460,364       119,912     4,127,028
Approve, by disinterested stockholders, the                2,362,181        91,595     4,133,528         5,120,000
  participation by N.A. Degerstrom, Inc. in
  any private placements within the next 12
  months:

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





                                         MINERA ANDES INC.


Date: August 12, 1999                    By: ALLEN V. AMBROSE
      ---------------                        ----------------
                                             Allen V. Ambrose
                                             President



Date: August 12, 1999                    By: ALLAN J. MARTER
      ---------------                        ---------------
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