Form 10QSB
period 1999-09-30
MINERA ANDES INC /WA
filed 1999-11-15
CIK 1030219

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB


(Mark One)

   [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Shares outstanding as of October 31, 1999: 20,390,030 shares of common stock, with no par value

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

================================================================================

                                TABLE OF CONTENTS
                                -----------------


PART I - FINANCIAL INFORMATION

         Item 1   Consolidated Financial Statements.........................  3

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............  9


PART II - OTHER INFORMATION

         Item 6   Exhibits and Reports on Form 8-K........................... 12


SIGNATURES................................................................... 13

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                           CONSOLIDATED BALANCE SHEETS
                            (U.S. Dollars-Unaudited)


                                                                          September 30,        December 31,
                                                                                  1999                1998
                                                                          ------------        ------------
                                     ASSETS
Current:
          Cash and cash equivalents                                       $    230,034        $  1,869,765
          Receivables and prepaid expenses                                      63,949             123,706
                                                                          ------------        ------------
                 Total current assets                                          293,983           1,993,471
Mineral properties and deferred exploration costs                            4,316,750           3,305,711
Capital assets, net                                                             97,374             153,240
                                                                          ------------        ------------
                 Total assets                                             $  4,708,107        $  5,452,422
                                                                          ============        ============

                                   LIABILITIES
Current:
          Accounts payable and accruals                                   $     26,128        $     62,883
          Due to related parties                                                48,799              36,278
                                                                          ------------        ------------
                 Total current liabilities                                      74,927              99,161

                              SHAREHOLDERS' EQUITY
Share capital                                                               16,414,666          16,414,666
Accumulated deficit                                                        (11,781,486)        (11,061,405)
                                                                          ------------        ------------
                 Total shareholders' equity                                  4,633,180           5,353,261
                                                                          ------------        ------------
                 Total liabilities and shareholders' equity               $  4,708,107        $  5,452,422
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

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                            (U.S. Dollars-Unaudited)


                                                                                                                        Period from
                                                     Three Months Ended                 Nine Months Ended              July 1, 1994
                                               -------------------------------    -------------------------------     (commencement)
                                                September 30,     September 30,    September 30,     September 30,          through
                                                        1999              1998             1999              1998    Sept. 30, 1999
                                               -------------     -------------    -------------     -------------    --------------
Administration fees                            $       6,580     $       7,886    $      21,959     $      24,492    $      174,521
Audit and accounting                                   8,265            13,086           51,035            58,430           217,527
Consulting fees                                       42,422            44,604          124,407           133,879           747,329
Depreciation                                           1,359             1,699            4,077             4,482            13,566
Equipment rental                                       1,517             1,517            4,552             4,552            17,494
Foreign exchange (gain) loss                           3,291           106,870          (27,051)          216,225           395,561
Insurance                                             16,143            17,937           48,431            53,812           136,963
Legal                                                 27,024            24,730          104,155            83,956           455,990
Maintenance                                               26                47               77               101               343
Materials and supplies                                     0                 0                0             1,570            45,512
Office overhead                                       26,991            49,192          138,796           223,636         1,184,363
Telephone                                              7,532            13,898           37,795            53,518           294,708
Transfer agent                                         5,539             3,036            7,943            11,457            70,341
Travel                                                10,109             8,710           36,803            24,083           273,464
Wages and benefits                                    50,061            53,458          152,035           164,178           866,737
Write-off of deferred expenditures                         0                 0           40,750           756,557         6,730,803
                                               -------------     -------------    -------------     -------------    --------------
Total expenses                                       206,859           346,670          745,764         1,814,928        11,625,222
Interest income                                       (2,430)          (35,906)         (26,959)         (112,961)         (429,742)
                                               -------------     -------------    -------------     -------------    --------------
Net loss for the period                              204,429           310,764          718,805         1,701,967        11,195,480
Accumulated deficit, beginning of the period      11,577,057         9,063,181       11,061,405         7,665,814                 0
Share issue costs                                          0               219            1,276             6,383           568,791
Deficiency on acquisition of subsidiary                    0                 0                0                 0            17,215
                                               -------------     -------------    -------------     -------------    --------------
Accumulated deficit, end of period             $  11,781,486     $   9,374,164    $  11,781,486     $   9,374,164    $   11,781,486
                                               =============     =============    =============     =============    ==============
Net loss per common share                      $        0.01     $        0.01    $        0.03     $        0.08
                                               =============     =============    =============     =============
Weighted average shares outstanding               20,390,030        20,390,030       20,390,030        19,944,697
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

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                  CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES
                         AND DEFERRED EXPLORATION COSTS
                            (U.S. Dollars-Unaudited)


                                                                                                                        Period from
                                                     Three Months Ended                 Nine Months Ended              July 1, 1994
                                               -------------------------------    -------------------------------     (commencement)
                                                September 30,     September 30,    September 30,     September 30,          through
                                                        1999              1998             1999              1998    Sept. 30, 1999
                                               -------------     -------------    -------------     -------------    --------------
Administration fees                            $       3,836     $       5,209    $      15,801     $      16,585    $      320,264
Assays and analytical                                  5,234             6,472          107,162           153,491           874,163
Construction and trenching                                 0                 0            2,484            23,576           507,957
Consulting fees                                       13,143            24,696           57,137           105,418           820,905
Depreciation                                             958            18,285           24,763            54,857           157,313
Drilling                                                   0               120           83,661           177,723           730,385
Equipment rental                                           0               763            4,141            18,232           241,048
Geology                                               45,321            84,501          262,965           332,579         2,735,443
Geophysics                                                 0            29,087           61,314            51,577           309,902
Insurance                                              9,705            12,533           29,274            37,416           197,154
Legal                                                 17,245            32,028           74,259            80,666           567,142
Maintenance                                            2,172             5,022           20,609            21,804           147,314
Materials and supplies                                 1,723             6,760           40,224            29,813           404,329
Project overhead                                      11,090             9,014           30,086            24,093           269,579
Property and mineral rights                            2,188            45,012            8,221           200,831         1,254,899
Telephone                                              1,426             2,189            9,032             9,645            57,521
Travel                                                12,453            30,465          113,926           177,069           890,108
Wages and benefits                                    25,576            34,649          106,730           110,238           685,988
                                               -------------     -------------    -------------     -------------    --------------
Costs incurred during the period                     152,070           346,805        1,051,789         1,625,613        11,171,414
Deferred costs, beginning of period                4,164,680         3,749,107        3,305,711         3,226,856                 0
Deferred costs acquired                                    0                 0                0                 0           576,139
Deferred costs written off                                 0                 0          (40,750)         (756,557)       (6,730,803)
Mineral property option proceeds                           0                 0                0                 0          (700,000)
                                               -------------     -------------    -------------     -------------    --------------
Deferred costs, end of the period              $   4,316,750     $   4,095,912    $   4,316,750     $   4,095,912    $    4,316,750
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

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (U.S. Dollars-Unaudited)


                                                                                                                        Period from
                                                     Three Months Ended                 Nine Months Ended              July 1, 1994
                                               -------------------------------    -------------------------------     (commencement)
                                                September 30,     September 30,    September 30,     September 30,          through
                                                        1999              1998             1999              1998    Sept. 30, 1999
                                               -------------     -------------    -------------     -------------    --------------
Operating Activities
     Net loss for the period                   $    (204,429)    $    (310,764)   $    (718,805)    $  (1,701,967)   $  (11,195,480)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
           Write-off of incorporation costs                0                 0                0                 0               665
           Write-off of deferred expenditures              0                 0           40,750           756,557         6,730,803
           Depreciation                                1,359             1,699            4,077             4,482            13,566
           Change in:
             Receivables and prepaid expense          13,762            49,627           59,757           123,549           (63,949)
             Accounts payable and accruals           (29,775)          (20,621)         (36,755)          (22,254)           26,128
             Due to related parties                   17,031           (97,283)          12,521           (84,243)           48,799
                                               -------------     -------------    -------------     -------------    --------------
     Cash used in operating activities              (202,052)         (377,342)        (638,455)         (923,876)       (4,439,468)
                                               -------------     -------------    -------------     -------------    --------------

Investing Activities
     Incorporation costs                                   0                 0                0                 0              (665)
     Sale (purchases) of capital assets               27,026            (1,590)          27,026            (9,205)         (268,253)
     Mineral properties and deferred
       exploration                                  (151,112)         (328,520)      (1,027,026)       (1,570,756)      (11,014,101)
     Acquisition of subsidiaries                           0                 0                0                 0           (17,817)
     Mineral property option proceeds                      0                 0                0                 0           700,000
                                               -------------     -------------    -------------     -------------    --------------
     Cash used in investing activities              (124,086)         (330,110)      (1,000,000)       (1,579,961)      (10,600,836)
                                               -------------     -------------    -------------     -------------    --------------

Financing Activities
     Shares issued for cash, less
       issue costs                                         0              (219)          (1,276)        1,276,021        15,270,338
                                               -------------     -------------    -------------     -------------    --------------
     Cash (used in) provided by
       financing activities                                0              (219)          (1,276)        1,276,021        15,270,338
                                               -------------     -------------    -------------     -------------    --------------

Increase (decrease) in cash and
  cash equivalents                                  (326,138)         (707,671)      (1,639,731)       (1,227,816)          230,034
Cash and cash equivalents,
  beginning of period                                556,172         3,483,374        1,869,765         4,003,519                 0
                                               -------------     -------------    -------------     -------------    --------------
Cash and cash equivalents, end of period       $     230,034     $   2,775,703    $     230,034     $   2,775,703    $      230,034


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (U.S. Dollars-Unaudited)


1.   Accounting Policies

The accompanying consolidated financial statements of Minera Andes Inc. (the "Corporation") for the three month and nine month periods ended September 30, 1999 and 1998 and for the period from commencement (July 1, 1994) through September 30, 1999 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 2. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 1998 financial information has been derived from the Corporation's audited consolidated financial statements.

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

2.   Liquidity and Going Concern

On September 29, 1999, the Corporation filed a preliminary prospectus with the Alberta Securities Commission, British Columbia Securities Commission and Ontario Securities Commission to permit the Corporation to sell shares of its common stock and common stock purchase warrants. The proposed offering is for a minimum of Cdn$500,000 to a maximum of Cdn$2,000,000. There can be no assurance that the Corporation will be successful in its efforts to raise funds through the sale of its securities.

The Corporation's ability to continue in operation is dependent on its ability to secure additional financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. Management is actively pursing such additional sources of financing; however, in the event this does not occur, there is doubt about the ability of the Corporation to continue as a going concern.

The financial statements do not include the adjustments that would be necessary should the Corporation be unable to continue as a going concern.

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

The impact of the above on the interim consolidated financial statements is as follows:

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                            (U.S. Dollars-Unaudited)


                                                                 September 30,     December 31,
                                                                         1999             1998
                                                                 ------------     ------------
Accumulated deficit, end of period, per Canadian GAAP            $ 11,781,486     $ 11,061,405
Adjustment for acquisition of Scotia                                  248,590          248,590
Adjustment for compensation expense                                 6,324,914        6,324,914
Adjustment for share issue costs                                     (568,791)        (567,515)
Adjustment for deferred exploration costs                           4,178,291        3,175,473
                                                                 ------------     ------------
Accumulated deficit, end of period, per U.S. GAAP                $ 21,964,490     $ 20,242,867
                                                                 ============     ============


                                                                 September 30,     December 31,
                                                                         1999             1998
                                                                 ------------     ------------
Share capital, per Canadian GAAP                                 $ 16,414,666     $ 16,414,666
Adjustment for acquisition of Scotia                                  248,590          248,590
Adjustment for compensation expense                                 6,324,914        6,324,914
Adjustment for share issue costs                                     (568,791)        (567,515)
                                                                 ------------     ------------
Share capital, per U.S. GAAP                                     $ 22,419,379     $ 22,420,655
                                                                 ============     ============


                                                                                                                  Period from
                                                    Three Months Ended              Nine Months Ended            July 1, 1994
                                                --------------------------     --------------------------       (commencement)
                                                  Sept. 30,       Sept. 30,      Sept. 30,       Sept. 30,            through
                                                      1999            1998           1999            1998      Sept. 30, 1999
                                                ----------      ----------     ----------      ----------      --------------
Net loss for the period, per Canadian GAAP      $  204,429      $  310,764     $  718,805      $1,701,967      $   11,195,480
Adjustment for acquisition of Scotia                     0               0              0               0             248,590
Adjustment for compensation expense                      0               0              0               0           6,324,914
Adjustment for deferred exploration costs          149,882         301,793      1,002,818         668,225           4,178,291
                                                ----------      ----------     ----------      ----------      --------------
Loss for period, per U.S. GAAP                  $  354,311      $  612,557     $1,721,623      $2,370,192      $   21,947,275
                                                ==========      ==========     ==========      ==========      ==============
Loss per common share, per U.S. GAAP            $     0.02      $     0.03     $     0.08      $     0.12
                                                ==========      ==========     ==========      ==========

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                            (U.S. Dollars-Unaudited)


4.   Summary of Significant Accounting Policies

In January 1999, the Corporation adopted the requirements of Canadian Institute of Chartered Accountants (CICA) 1540, "Cash Flow Statements", in preparing the statement of cash flows. The comparative information for the three month and nine month periods ended September 30, 1998 has been restated to reflect the presentation in the current period.


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

Overview
--------
The principal business of the Corporation is the exploration and development of mineral properties, located primarily in the Republic of Argentina, consisting of mineral rights and applications for mineral rights, covering approximately 162,518 hectares in six provinces in Argentina. The Corporation also holds a license and an application-in-process for an exploration license in Colombia totaling approximately 9,539 hectares and exploration licenses in Romania totaling approximately 23,000 hectares. The lands comprise option-to-purchase contracts, exploration and mining agreements and direct interests through the Corporation's filings for exploration concessions. The Corporation carries out its business by acquiring, exploring and evaluating mineral properties through its ongoing exploration program. Following exploration, the Corporation either seeks to enter joint ventures to further develop these properties or disposes of them if the properties do not meet the Corporation's requirements. The Corporation's properties are all early stage exploration properties and no proven or probable reserves have been identified.

Plan of Operations
------------------
The Corporation has working capital of $219,000, only sufficient to cover its budgeted expenditures for mineral property and exploration activities on its properties in Argentina, Colombia and Romania through the end of 1999. During the last nine months, the Corporation has been actively pursuing financing opportunities to raise funds for exploration and operations into the year 2000. In September 1999, the Corporation engaged a Canadian investment dealer to raise between Cdn$500,000 and Cdn$2,000,000 in a unit offering by way of a fully marketed prospectus, on a best efforts basis. To date, this offering has not closed and there are no alternative financing opportunities being pursued. In addition, if the Corporation were to develop a property or group of properties beyond the stage of exploration, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt or a combination of equity and debt. There is no assurance that such financing will be available to the Corporation on favorable terms.

The Corporation's ability to continue in operation is dependent on its ability to secure additional financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. Management is actively pursing such additional sources of financing; however, in the event this does not occur, there is doubt about the ability of the Corporation to continue as a going concern. The financial statements do not include the adjustments that would be necessary should the Corporation be unable to continue as a going concern.

Results of Operations
---------------------

Third quarter 1999 compared with third quarter 1998
---------------------------------------------------
The Corporation had a net loss of $204,000 ($0.01 per share) for the third quarter of 1999, compared with a net loss of $311,000 ($0.01 per share) for the third quarter of 1998. During the 1999 quarter, the Corporation continued its cost cutting in all areas, compared with the 1998 quarter (which also included a foreign exchange loss of $107,000). Legal expenses and travel increased slightly in the 1999 quarter over the corresponding quarter in 1998, mainly as a result of costs related to the anticipated financing. Total mineral property and deferred exploration costs were $152,000 during the third quarter of 1999, compared with $347,000 in the third quarter last year. The reduction in costs was mainly due to economies as the Corporation reduced its staff in Argentina to minimum levels, while still completing geological consulting contracts on its major property.

Nine months ended September 30, 1999 compared with the nine months ended September 30, 1998
------------------------------------------------------------------------
The Corporation had a net loss of $719,000 for the nine months ended September 30, 1999, compared with a net loss of $1,702,000 for the comparable period in 1998. The results in the 1998 period included the write-off of the Santa Clara property, in the amount of $757,000, whereas write-offs in the 1999 period were only $41,000. The Corporation cut most of its operating costs during the 1999 period, with significant savings in office overhead and telephone expenses. Both legal expenses and travel were higher in the 1999 period compared to the 1998 period, mainly as a result of costs related to the anticipated financing announced in September 1999 and to the financing announced in February 1999, which was not pursued. Total mineral property and deferred exploration costs for the nine months were $1,052,000 in 1999 and $1,626,000 in the comparable period last year. Expenditures in both years were focused on the El Pluma/Cerro Saavedra property with less drilling but more geophysical consulting during the 1999 period. Deferred expenditures related to mineral properties and exploration increased to $4,317,000 at September 30, 1999, compared with $4,096,000 a year earlier.

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

At September 30, 1999, the Corporation had cash and cash equivalents of $230,000, down from $2,776,000 at September 30, 1998. Working capital at September 30, 1999 was $219,000, only sufficient to cover its budgeted expenditures for mineral property and exploration activities on its properties in Argentina, Colombia and Romania through 1999. The Corporation's operating activities showed some savings and used $638,000 for the first nine months of 1999, compared with $924,000 in the 1998 period. Investing activities were $1,000,000 in the 1999 period compared with $1,580,000 a year earlier, although the focus in both periods was on the El Pluma/Cerro Saavedra property. Financing activities in the first nine months of 1999 are ongoing, compared with the

$1,276,000 the Corporation received in the same period last year from the exercise of warrants and options. Cash and cash equivalents decreased in the first nine months by $1,639,000 in 1999 and $1,228,000 in 1998.

Year 2000 Issue
---------------
As the year 2000 approaches, there are uncertainties concerning whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

The Corporation's computer systems and software are already configured to accommodate dates beyond the year 2000. The Corporation believes that the year 2000 will not pose significant operational problems for the Corporation's computer systems; however, the Corporation has limited knowledge concerning the computer systems of suppliers and other third parties with whom it deals. While it is not possible at this time to assess the effect of a third party's inability to adequately address year 2000 issues, the Corporation does not believe the potential problems associated with year 2000 will have a material effect on its operations or financial results.

New Accounting Pronouncement
----------------------------
In January 1999, the Corporation adopted the requirements of Canadian Institute of Chartered Accountants (CICA) 1540, "Cash Flow Statements", in preparing the statement of cash flows. The comparative information for the three month and nine month periods ended September 30, 1998 has been restated to reflect the presentation in the current year.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        a.   Exhibits

             Exhibit Number        Description
             --------------        -----------

                  10.1             Proposed Issuance Agreement

                  27               Financial Data Schedule


        b.   Reports on Form 8-K:  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MINERA ANDES INC.


Date: November 12, 1999                By: /s/ ALLEN V. AMBROSE
      ----------------------------         -------------------------------------
                                           Allen V. Ambrose
                                           President



Date: November 12, 1999                By: /s/ ALLAN J. MARTER
      ----------------------------         -------------------------------------
                                           Allan J. Marter
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number        Description
-------       -----------

 10.1         Proposed Issuance Agreement

 27           Financial Data Schedule