Form 10KSB
period 1999-12-31
MINERA ANDES INC /WA
filed 2000-03-31
CIK 1030219

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)
     [X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

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


Securities registered under Section 12(b) of the Act:
Title of each class                   Name of each exchange on which registered:
Common shares without par value       The Canadian Venture Exchange
                                      (Formerly The Alberta Stock Exchange)


Securities registered under Section 12(g) of the Act:
None


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: Nil

The aggregate market value of the voting stock held by non-affiliates as of March 15, 2000 was $6,102,808.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 15, 2000, the Registrant had 30,000,030 common shares outstanding.

Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").
                               Transitional Small Business Disclosure
                               Format (Check one:) Yes [_]  No [X]
================================================================================

                                TABLE OF CONTENTS




PART I                                                                      Page

     Item 1        Description of Business                                     2

     Item 2        Description of Properties                                   9

     Item 3        Legal Proceedings                                          32

     Item 4        Submission of Matters to a Vote
                   of Security Holders                                        32

PART II

     Item 5        Market for Common Equity and Related
                   Shareholder Matters                                        33

     Item 6        Management's Discussion and Analysis
                   of Financial Condition and Results of Operations           34

     Item 7        Financial Statements                                       37

     Item 8        Changes in and Disagreements With Accountants              57
                   on Accounting and Financial Disclosure

PART III

     Item 9        Directors, Executive Officers, Promoters and               57
                   Control Persons; Compliance with Section 16(a) of the Exchange Act

     Item 10       Executive Compensation                                     59

     Item 11       Security Ownership of Certain Beneficial Owners
                   and Management                                             62

     Item 12       Certain Relationships and Related Transactions             63

     Item 13       Exhibits and Reports on Form 8-K                           64

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

All currency amounts in this report are stated in U.S. dollars unless otherwise indicated. On March 15, 2000, the late New York trading rate of exchange, as reported by The Wall Street Journal for conversion of United States dollars into Canadian dollars was U.S. $1.00 = Cdn $1.47 or Cdn $1.00 = U.S. $0.68.

ITEM 1.     DESCRIPTION OF BUSINESS

Minera Andes Inc. ("Minera Andes" or the "Corporation") is engaged in the exploration and development of mineral properties located primarily in the Republic of Argentina, Colombia and Romania. The Corporation's objective is to identify and acquire properties with promising mineral potential, explore them to an advanced stage or to the feasibility study stage, and then, if warranted, to pursue development of the properties, typically through joint ventures or other collaborative arrangements with partners that have expertise in mining operations.

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

The Corporation's current properties and projects consist of mineral rights and applications for mineral rights covering approximately 175,536 hectares in three Argentine provinces, 9,539 hectares in two departments in Colombia and 23,000 hectares in Romania. The lands comprise option to purchase contracts, exploration and mining agreements and direct interests through the Corporation's filings for exploration concessions. The Corporation's properties are all early stage exploration prospects. No proven or probable reserves have yet been identified. See "Description of Properties." The Corporation has no employees, as it is staffed by N.A. Degerstrom, Inc. personnel (4 persons) under the Operating Agreement.

Operating Structure

The Corporation is the product of an amalgamation in November 1995 of Minera Andes and Scotia Prime Minerals, Incorporated, a then inactive Alberta corporation which had previously had its Common Shares listed for trading on The Alberta Stock Exchange (presently, the Canadian Venture Exchange ("CDNX")). The Corporation's interests in its Argentina properties are held through two Argentinean subsidiaries: Minera Andes S.A. ("MASA") and NAD S.A. ("NADSA"). MASA was incorporated under the laws of the Republic of Argentina in September 1994. NADSA was incorporated under the laws of the Republic of Argentina in July 1994. The Corporation's interest in its Colombian properties is held through Minera Providencia Inc.. ("MPI"), which was incorporated in December 1998 under the Business Corporations Act (Alberta). The Corporation holds

71.11% of the issued and outstanding shares of MPI and the remaining shares are held by Jon Lehmann, the President of MPI. MPI's Colombian properties are held through Minera Providencia S.A. ("MPSA"), incorporated in April 1998. MPI owns 92% of the issued and outstanding shares of MPSA and has entered into option agreements to acquire the remaining shares for $400. Transylvania Gold S.R.L. ("TGS") was incorporated under the laws of Romania in October 1999, to hold the Corporation's Romanian property interests. The Corporation holds 100% of the issued and outstanding share of TGS.

The corporate structure of Minera Andes is as follows:


                 ---------------------
                 | Minera Andes Inc. |                 ----------------------
                 |    (Alberta)      | --------------  |      71.11%         |
                 ---------------------                 | Minera Providencia  |
                           |                           |       Inc.          |
                           |                           |    (Alberta)        |
                           |                           ----------------------
 -------------------------------------------------               |
     |                    |                  |                   |
---------------     ---------------    --------------   ---------------------
|    100%      |    |    95%       |   |    91.6%    |  |        92%         |
| Transylvania |    | Minera Andes |   |   NAD S.A.  |  | Minera Providencia |
|  Gold SRL    |    |    S.A.      |   | (Argentina) |  |        S.A.        |
| (Romania)    |    | (Argentina)  |   |             |  |     (Colombia)     |
---------------     ---------------    --------------   ---------------------


The Corporation holds 19 of the 20 issued and outstanding shares of MASA and 11 of the 12 issued and outstanding shares of NADSA as well as an irrevocable transferable option to purchase the one remaining MASA share and an irrevocable transferable option to purchase the one remaining NADSA share. Each of those single shares is held by a natural person shareholder as required by local law.

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

The Corporation's management office is 3303 North Sullivan Road, Spokane, Washington, 99216, while the principal business address of the Corporation is Coronel Moldes 837, (5500) Mendoza, Argentina. The Corporation's business address in Colombia is Carrera 9 #74-08, Oficina 504, Bogota, Colombia. In Romania, the principal business address is Str. Av. Zorileanu Nr.39 Sector 1, Bucharest, Romania. The registered address of the Corporation is 1600, 407 2nd Street S.W., Calgary, Alberta, T2P 2Y3 Canada.

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

Many of the properties that the Corporation intends to explore in Argentina, Colombia and Romania are the subject of applications for concessions and licenses, many of which have not yet been granted. The filing of an application for a concession grants the holder the exclusive right to obtain the concession conditioned on the outcome of the approval process. In Argentina, the approval process is an administrative procedure under the authority of the province in which the property is located. The process includes a public notice and approval procedure allowing third parties to give notice of opposition or prior claim, if any, before the title to the concession is granted. The application for an exploration license in Colombia is handled by the Ministry of Mines and Energy, plus the Ministry of the Environment. The approval process may take many months to complete. In Romania, the license of Concession for Exploration comes into full effect following compliance with terms regarding the work commitment, environmental mitigation and establishment of a Romanian subsidiary. The Concession are administered by the NAMR. Although the Corporation believes that it has taken all necessary steps with respect to the application, approval and registration process for the property concessions and licenses it has currently applied for and property transactions to which it is a party, there is no assurance that any or all applications will result in issued concessions or that the public registrations will be timely approved.

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

Need for Additional Capital. The exploration and, if warranted, development of Minera Andes' properties would require substantial financing. The Corporation's ability to obtain additional financing will depend, among other things, on the price of gold, silver, copper and other metals and the industry's perception of their future price. Therefore, availability of funding depends largely on factors outside of the Corporation's control, and cannot be accurately predicted. Failure to obtain sufficient financing could result in delay or indefinite postponement of exploration, development or production on any or all of Minera Andes' projects or loss of properties. For example, certain of the agreements pursuant to which the Corporation has the right to conduct exploration activities carry work commitments which, if not met, could result in the Corporation losing its right to acquire an interest in the subject property. There can be no assurance that additional capital or other types of financing will be available when needed or that, if available, the terms of such financing will be favorable to Minera Andes.

Competitive Business Conditions. The exploration and development of mineral properties in the Republic of Argentina, Colombia and also in Romania, is a highly competitive business. A large number of companies compete with the Corporation in the acquisition, exploration and development of mining properties. Many of these competing companies are significantly larger than the Corporation and have substantially greater economic and technical resources than the Corporation. While the Corporation seeks to compete by identifying properties for exploration, acquiring exclusive rights to conduct such exploration and carrying out exploration and development of the properties with joint venture or investment partners, there can be no assurance that the Corporation will be successful in any of these efforts.

Foreign Operations. The majority of Minera Andes' properties are located in Argentina. Argentina has recently emerged from periods of political and economic instability. While current indications are that such instability is diminishing, there are no guarantees that this will continue. Foreign properties, operations and investments may be adversely affected by local political and economic developments, including nationalization, exchange controls, currency fluctuations, taxation and laws or policies as well as by laws and policies of the United States and Canada affecting foreign trade, investment and taxation. It is important that the Corporation maintain good relationships with the governments in Argentina. The Corporation may not be able to maintain such relationships if the governments change. Argentina has and is developing new bodies of law that will impact the conduct of business generally and mining operations in particular. Future laws (including tax laws) could adversely affect the conduct of business and mining operations. Similar conditions and uncertainties pertain to the conduct of operations in Colombia and Romania, although both countries are regarded as economically stable, compared with other countries in their respective regions.

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

Environmental and Other Laws and Regulations. Mining operations and exploration activities in Argentina, Colombia and Romania are subject to various federal, provincial and local laws and regulations governing mineral rights, exploration, development and mining, exports, taxes, labor, protection of the environment and other matters. Compliance with such laws and regulations may necessitate significant capital outlays, materially affect the economics of a given project, or cause material changes or delays in the Corporation's intended activities. Minera Andes has obtained or is in the process of obtaining authorizations currently required to conduct its operations. New or different standards imposed by governmental authorities in the future or amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have an adverse impact on Minera Andes' activities.

Control by Single Shareholder; Conflicts of Interest. At December 31, 1999 Degerstrom beneficially owns approximately 21% of the outstanding voting securities of the Corporation and therefore can exert significant influence in the election of the Corporation's directors and have substantial voting power with respect to other matters submitted to a vote of the shareholders. The interests of Degerstrom with respect to any transaction involving actual or potential change in control of the Corporation or other transactions may differ from those of the Corporation's other shareholders.

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

ITEM 2.     DESCRIPTION OF PROPERTIES

The principal business of the Corporation is the exploration and development of mineral properties ("Claims") located primarily in the Republic of Argentina plus two properties in Colombia and two in Romania. The Corporation's interests in the Argentinian Claims are held through MASA and NADSA, while the Colombian Claims are held through MPSA. The Romanian properties are held by Transylvania Gold SRL. MASA holds properties and is the company in which the daily business operations in Argentina are conducted. NADSA holds properties and drilling equipment in Argentina under a temporary importation permit. MASA and NADSA were formed and registered as mining companies in order for the Corporation to receive the benefits of the new mining laws in Argentina. The principal properties of the Corporation are described under the heading "Principal Properties" below.

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

I.   ARGENTINA

     Recent Mining and Economic History in Argentina

Argentina is the second largest country in South America, over 2.7 million sq. km in area. In 1983, Argentina returned to a multi-party democracy, which brought to an end nearly a half century of military intervention and political instability. The country then began to stabilize; however, it was not until 1989, with the election of the government under President Carlos Menem, that Argentina's economy began to improve. Menem initiated serious economic reforms that included the privatization of many state companies and the implementation of the Convertibility Plan, which fixed the Argentine peso to the US dollar at par, fully backed by reserves of foreign exchange, gold and dollar-denominated bonds of the Central Bank of Argentina. Results of the reforms have been positive; Argentina's gross domestic product grew at up to 8% per annum in the early 1990s and inflation dropped to between 1% and 3% per annum. However, Argentina is currently in a recession with GDP declining at -3%. The government is focused on diversifying the economy to increase exports and decrease Argentina's dependency on imports. The country is encouraging foreign investment. In October of 1999, Fernando de la Rua was elected president on the Alliance party ticket. Mr. De la Rua has pledged to continue the economic policies of his predecessor.

The government is actively revitalizing the mineral sector. In 1993, the Mining Investments Act instituted a new system for mining investment to encourage mineral exploration and foreign investment in Argentina. Key incentives provided by the Act include: guaranteed tax stability for a 30 year period, 100% income tax deductions on exploration costs, accelerated amortization of investments in infrastructure, machinery and equipment, and the exemption from import duties on capital goods, equipment and raw materials used in mining and exploration. Repatriation of capital or transfer of profits are unrestricted. Argentina's mineral resources, administered by its 23 provinces, are subject to a provincial royalty capped at 3% of the "mouth of mine" value of production, although provinces may opt to waive their royalties.

Argentina's mineral potential is largely unknown, particularly in comparison to that of its immediate neighbors. Until recently, Argentina has been relatively under-explored and, as a consequence, there is a lack of information pertaining to the country's resource base. Copper and gold mineralization discovered to date occurs predominantly in the southern Andean copper belt which extends over 1,000 km through northwestern Argentina. The Bajo de la Alumbrera porphyry copper deposit has been brought onstream. Other copper deposits currently under development include the Agua Rica and El Pachon deposits. In addition, gold deposits are concentrated in the Argentine portion of the Central Andes' Maricunga-El Indio gold belts and in the newly discovered Santa Cruz gold belt in southern Patagonia.

In 1989, fewer than a dozen foreign exploration companies had offices in Argentina; by 1996 there were approximately 60 such companies. Exploration expenditures grew from $5 million in 1991 to over $90 million in 1995, but have shrunk since with the prolonged low gold price market. Currently, there are no more than a handful of exploration companies active in Argentina.

The Corporation initiated gold exploration in Argentina in 1991, in conjunction with Degerstrom. As of December, 1999, the Corporation had Argentine land holdings totaling 175,536 ha in three Argentine provinces (Figure 1). The Corporation's exploration efforts initially focused on evaluating prospects generated by 1960's United Nations development exploration programs and on targets generated by satellite image analysis. The Corporation developed techniques of processing and interpreting satellite imagery to assist in identifying promising exploration targets. Currently, the Corporation is completing exploration work that includes geophysical surveys, mechanical trenching and reverse-circulation drilling on the most advanced targets in its property portfolio, and conducting grassroots exploration to evaluate its other properties and to generate new targets.

     Property And Title in Argentina

The laws, procedures and terminology regarding mineral title in Argentina differ considerably from those in the United States and in Canada. Mineral rights in Argentina are separate from surface ownership and are owned by the federal government. Mineral rights are administered by the provinces. The following summarizes some of the Argentinean mining law terminology in order to aid in understanding the Corporation's land holdings in Argentina.

     1. Cateo: A cateo is an exploration concession which does not permit mining but gives the owner a preferential right to a mining concession for the same area. Cateos are measured in 500 ha unit areas. A cateo cannot exceed 20 units (10,000 ha). No person may hold more than 400 units in a single province. The term of a cateo is based on its area:
          150 days for the first unit (500 ha) and an additional 50 days for each unit thereafter. After a period of 300 days, 50% of the area over four units (2,000 ha) must be dropped. At 700 days, 50% of the area remaining must be dropped. Time extensions may be granted to allow for bad weather, difficult access, etc. Cateos are identified by a file number or "expediente" number.

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

          The length of this process varies depending on the province, and commonly takes up to two years. Accordingly, cateo status is divided into those that are in the application process and those that have been awarded. If two companies apply for cateos on the same land, the first to apply has the superior right. During the application period, the first applicant has rights to any mineral discoveries made by third parties in the cateo without its prior consent. While it is theoretically possible for a junior applicant to be awarded a cateo, because applications can be denied, the Corporation knows of no instances where this has happened.

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

          Minas are obtained by the following process:

          a) Declaration of manifestation of discovery in which a point within a cateo is nominated as a discovery point. The manifestation of discovery is used as a basis for location of pertenencias of the sizes described above. Manifestations of discovery do not have a definite area until pertenencias are proposed. Within a period following designation of a manifestation of discovery, the claimant may do further exploration, if necessary, to determine the size and shape of the orebody.

          b) Survey ("mensura") of the mina. Following a publication and opposition period and approval by the province, a formal survey of the pertenencias (together forming the mina) is completed before the granting of a mina. The status of a surveyed mina provides the highest degree of mineral land tenure and rights in Argentina.

     3. Estaca Minas: These are six-hectare extensions to existing surveyed minas that were granted under previous versions of the mining code. Estaca minas are equivalent to minas. New Estaca minas were eliminated from the mining code in August 1996.

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

          Grants of mining rights including water rights, are subject to the rights of prior users. Further, the mining code contains environmental and safety provisions, administered by the provinces. Prior to conducting operations, miners must submit an environmental impact report to the provincial government, describing the proposed operation and the methods to be used to prevent undue environmental damage. The environmental impact report must be updated biennially, with a report on the results of the protection measures taken. If protection measures are deemed inadequate, additional environmental protection may be required. Mine operators are liable for environmental damage. Violators of environmental standards may be caused to shut down mining operations.

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

                                   Figure 1
           [Graphic omitted - Map of exploration projects in Argentina]

A.   Santa Clara Project Summary
     ---------------------------

     The Santa Clara Project area is located  within  metamorphic  and intrusive
     rocks  of  the  Frontal   Cordillera   in   northwest   Mendoza   Province,
     approximately 63 km west of the city of Tupungato,

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

     Following attempts to joint venture the Santa Clara property, the property was abandoned in mid-1998. All underlying contracts with landowners were terminated and the Corporation wrote-off deferred expenditures of $756,557 in 1998.

B.   San Juan Project Summary
     ------------------------

     1. San Juan Project Location

     The San Juan Province Project comprises six properties totaling 39,488 ha in southwestern San Juan Province. Elevation ranges from 2,500 m to 5,500 m and moderate to high relief.

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

     In April 1999, the Corporation signed an agreement with Battle Mountain Gold Corporation regarding a joint venture on Minera Andes' Los Azules cateo application in Calingasta Department, San Juan. Battle Mountain controls land contiguous to the Los Azules property.

     Through December 31, 1999, the Corporation spent $314,661 on the San Juan Project (net of write-offs for properties abandoned).

     4. San Juan Area Project Ownership

     Six applications for cateos and 11 manifestations of discovery total 39,488 ha. At present, these lands are not subject to a royalty, however, the government of San Juan has not waived its rights to retain up to a 3% "mouth of mine" royalty from production. Property canon fees for the properties in 2000 are $29,560.

C.   Agua Blanca Project Summary
     ---------------------------

     The Agua Blanca Project is located approximately 220 km northwest of the city of San Juan in San Juan Province. The property lies in the southeastern extension of the El Indio Gold Belt which hosts the El Indio, Tambo and Pascua (Nevada) epithermal Au-Ag deposits.

     Since 1994, MASA completed four exploration programs at Agua Blanca to explore the Quebrada Mondaca and Arroyo del Agua Blanca areas. In 1995, MASA constructed a 25 km road to access the property from the head of Quebrada Mondaca drainage. Exploration efforts included property-scale geologic mapping, prospecting and detailed sampling. Results indicated the presence of a gold or copper- gold porphyry system in the area of the Quebrada Mondaca.

     The Corporation signed an agreement with Newcrest Resources, Inc. creating a joint venture on the property in April 1996. After conducting the drilling program during 1996, Newcrest elected to return the property to the Corporation in March 1997.

     In December 1998 the Corporation drilled seven reverse-circulation drill holes which encountered sub-economic to geochemically-anomalous gold and copper mineralization in geologic environments similar to those encountered by Newcrest.

     The Corporation evaluated the prospects for the property early in 1999 and decided that it no longer met its exploration criteria. The property was abandoned and the underlying contract with the landowners was terminated with write-offs to operations of $1,082,999 in 1998 and $31,268 in 1999.

D.   Mendoza Project Summary
     -----------------------

     The Mendoza Project consisted of property acquisition and geologic exploration for precious metal and porphyry copper targets in the province of Mendoza. Cateos held or controlled by MASA were selected on the basis of satellite image anomalies, compilation of available geologic information, and/or the presence of known alteration or mineralization.

     Following a review of its Mendoza properties in late 1999, the Corporation elected to drop its lands in the province, with a corresponding write-off in 1999 of $404,075.

E.   Santa Cruz Project Summary
     --------------------------

     1. El Pluma/Cerro Saavedra Project Location

     The El Pluma/Cerro Saavedra property package is located in the Santa Cruz province of Argentina, 230 km southwest of the city of Comodoro Rivadavia, near latitude 46(degree)41'S and longitude 70(degree)17'W. The property consists of 13 cateos and 32 manifestations of discovery covering a total of 88,028 ha (approximately 880 km2), 100% owned by Minera Andes. No environmental liabilities exist on the property, although Minera Andes is obligated to fill in all trenches prior to the cessation of exploration.

     Road access to the property is good and consists of paved highways to within 80 km and then via a well maintained gravel road. Topography varies from gently rolling to locally rugged; elevations range from 300 to 700 m above sea level. The Deseado Massif is a cold desert. Most day to day supply requirements can be met by the settlements of Las Heras (130 km from the property), Caleta Oliva (250 km from the property) or Comodoro Rivadavia; specialized supplies and equipment must be procured from Buenos Aires, Mendoza, or abroad. Major hydro lines pass within 50 km of the property.

     2. El Pluma/Cerro Saavedra Project Geology

     The project area occurs in the Deseado Massif, a package of Middle to Upper Jurassic volcanic rocks locally overlain by Cretaceous sediments and Tertiary to Quaternary basalts. The Jurassic rocks are divided into the Bajo Pobre Formation, of intermediate composition, and the felsic Bahia Laura Group. The Bahia Laura Group is in turn subdivided into the Chon Aike Formation (dominantly ignimbrites) and the La Matilde Formation (dominantly volcaniclastic rocks). Several potentially important, low sulfidation epithermal deposits have recently been discovered in the massif, including the Cerro Vanguardia deposit which has a reserve of greater than 3.2 Moz Au equivalent. Exploration by a number of companies is ongoing in the massif.

     On the El Pluma/Cerro Saavedra property the prospective Jurassic stratigraphy is exposed in erosional windows through the overlying sediments and basalts. The Bajo Pobre Formation, the oldest unit, consists of massive andesitic flows, volcaniclastic material and minor dacite. Ignimbrites and lesser sediments tentatively correlated with the La Matilde Formation occur in a synvolcanic subsidence graben known as the Saavedra West basin. Pebble dikes, varying in thickness from one centimetre to ten metres, are common in the southwest part of the Saavedra West basin. Ignimbrites and minor rhyolites of the Chon Aike Formation, younger than the La Matilde basin-fill material, occur as a complicated series of dikes along the bounding faults of the west part of the Saavedra West basin, as a sequence of extrusive ignimbrites at Cerro Celular and in isolated pockets elsewhere in the northern third of the property. In the southern two thirds of the project area (Southern Cateos), ignimbrites and rhyolite domes of the Chon Aike Formation crop out extensively, and the La Matilde Formation may be present locally.

     Cretaceous sediments locally overlie the Jurassic volcanics. Poorly exposed over most of the property, these sediments are up to 50 m thick in the northern part of the project area. The youngest rocks are Tertiary to Quaternary basalts which form cliffs up to ten metres high and extensive plateaus. Approximately 60% of the property is covered by five to 50 metres of post-mineralization, Cretaceous to Quaternary rocks.

     3. El Pluma/Cerro Saavedra Project Exploration

     Santa Cruz is one of Argentina's least well-explored provinces. The area was explored under the Argentine government-United Nations regional exploration Plan Patagonia-Comahue in the 1970s. In the 1980s, FOMICRUZ, S.E., a state owned company, completed reconnaissance surveys in the province to delineate areas of interest for mineral reserves.

     The El Pluma/Cerro Saavedra property has not previously been staked. There is no record of any previous sustained exploration, although samples have been taken during at least one regional reconnaissance program.

     A structural study was carried out over the entire project area and prospecting/geological reconnaissance done on the southern cateos and the bulk of the work has been on the northern third of the property. In this area, a 1:50,000 mapping/satellite interpretation and extensive prospecting has been done. This work led to the recognition of nine target areas. Rock samples from the entire property have been assayed (2,536 rock and trench samples), with particular attention to the target areas. Soil sampling has been undertaken on grids at La Sorpresa, El Pluma West, Cerro Celular, Saavedra West and Cerro Saavedra (total of 2,302 samples) and an enzyme leach soil survey was completed over part of the Huevos Verdes target. Some 368 stream sediment samples were taken. Approximately 42 line km of CSAMT (deep penetration resistivity) were run, and 8.76 km2 (74 line km) gradient array IP surveying was completed in the Huevos Verdes, Cerro Celular and Saavedra West areas. This was supplemented by three kilometres of RealSection IP surveying along selected lines. Some 186 line km of magnetic data was collected at Huevos Verdes, Saavedra West, Cerro Celular and Cerro Saavedra. Detailed mapping was done at Huevos Verdes, Saavedra West and Cerro Saavedra. Twenty- five trenches, totaling 2,550 m, were excavated at Saavedra West, and another 30 trenches (2,125 m) at Huevos Verdes. Most of these trenches were sampled at one to two metre intervals. All drilling done to date has been reverse circulation, using a MPD-1000 track rig. Three holes, totaling 270 m, were drilled at La Sorpresa and nine at El Pluma West (941 m). Two holes (201 m) were drilled at Cerro Saavedra and 24 holes, totaling 2,550 m, were drilled at Saavedra West. The above holes were drilled in 1998; PIMA analysis, petrographic examination and fluid inclusion work were undertaken on selected samples. Drilling in 1999 concentrated on the Huevos Verdes prospect, where 21 holes were completed, for a total of 1,643 m.

     Reconnaissance work in the southern two thirds of the property (Southern Cateos) focused on areas of alteration inferred from Landsat images. Stream sediment sampling defined three anomalous zones, each with at least four samples containing greater than 25 ppb Au, with a maximum value of 158 ppb Au.

     In the northern third of the property, nine areas have been designated for follow-up work, based on surface indications of alteration and/or mineralization. Huevos Verdes and Saavedra West are the most advanced targets.

     Huevos Verdes is a system of en echelon, variably mineralized, north-northwest trending quartz veins with associated strong argillic alteration, cutting Bajo Pobre Formation. In this area, the Bajo Pobre Formation consists of massive and fragmental andesite. Preliminary indications are that the massive andesite constitutes a more favourable host rock for the veins and that stockwork mineralization develops at north-northwest and west-northwest structural intersections. The vein system occurs over a strike length of at least 2.2 km and possibly as much as 3.5 km. The central and northwest parts of the system are covered by Cretaceous tuffs and sediments and locally by Tertiary basalt; geophysical work has confirmed the continuity of the system below cover. Additional targets established by recent enzyme leach and gradient array IP surveys have not yet been drill tested.

     Mineralized quartz veins with true thicknesses up to eleven metres (36.1') have been intersected in drillholes and trenches over the entire length of the Huevos Verdes vein system. The best trench results were 4.0 m (13.1') @
     18.6 g/t Au and 498.8 g/t Ag and 6.5 m (21.3') @ 12.06 g/t Au and 330.3 g/t
     Ag. Nineteen holes were drilled on the main vein system, of which twelve intersected significant precious metal mineralization. Best drill intersections were 7.4 m (24.3') @ 2.19 g/t Au and 170.0 g/t Ag in hole EP-38, 6.3 m (20.7') @ 9.74 g/t Au and 630.3 g/t Ag in EP-39, 4.1 m
     (13.45')  @ 3.85 g/t Au and 249.8 g/t Ag in EP-40,  and 11.3 m  (37.17')  @
     2.01 g/t Au and 102.6 g/t Ag in EP-54 (true thicknesses).

     Subsequently, a drill program completed in January and February of 2000 consisted of 14 reverse-circulation holes (EP-60 to EP 73), totaling about 5,240 feet (1,598 m), drilled on the Huevos Verdes gold-silver vein system. All holes, with the exception of EP-60 and EP-63, intersected the vein structure. EP-60 was drilled in the extreme north of the area to test a blind geophysical target and EP-63 was abandoned due to poor drilling conditions before encountering the vein system. Significant intercepts are summarized in the table Vein thickness for these holes ranged from an estimated true width of less than 3.28 feet (one meter) to up to 36.4 feet (11.1 m).

                       Significant Gold/Silver Intercepts
                            Huevos Verdes, Argentina


                                                                                                                       Gold
                                          Intersection      Drilled       True                                        Equiv.
  Drill      TD                          To        From    Interval    Thickness        Gold          Silver         g/t (opt)
  Hole       (m)      Azim     Angle     (m)        (m)       (m)        m (ft)       g/t (opt)     g/t (opt)       Au+(Ag/50)
--------------------------------------------------------------------------------------------------------------------------------
EP-61        151.5    N240      -60       135.5    136.5      1.0       0.9    (3)   7.4  (0.24)    99.5  (3.2)      9.40 (0.30)
--------------------------------------------------------------------------------------------------------------------------------
EP-62         81.5    N240      -60          68       72      4.0       3.8 (12.5)   2.9  (0.09)    88.4  (2.8)      4.7  (0.15)
--------------------------------------------------------------------------------------------------------------------------------
EP-64        111.0    N240      -50          89       93      4.0       3.9 (12.7)   7.8  (0.25)   568.5 (18.3)     19.16 (0.62)
--------------------------------------------------------------------------------------------------------------------------------
EP-65        153.0     --       -90         124      126      2.0       1.0  (3.3)   9.3  (0.30)   286.4  (9.2)     15.04 (0.48)
------------------------ -------------------------------------------------------------------------------------------------------
EP-69          115    240       -60          64       65       1        0.8  (2.6)   2.16 (0.06)   201.6  (5.9)      6.05 (0.18)
EP-69                                       100      103       3        2.5  (8.2)   4.10 (0.12)   479.0 (14.0)     13.68 (0.40)
--------------------------------------------------------------------------------------------------------------------------------
EP-70          135    240       -70         117      124       7        5.4 (17.7)  15.92 (0.46)  1634.1 (47.7)     48.60 (1.42)
 Includes:                                  120      123       3        2.3  (7.6)  30.73 (0.90)  3166.3 (92.3)     94.01 (2.74)


     The assay results and the width of the vein intersected in the remaining holes confirm the relatively strong continuity of the vein along strike and down-dip and its well-mineralized nature.

     Saavedra West is interpreted as a synvolcanic graben developed within the Bajo Pobre Formation, and infilled by pyroclastic and lesser sedimentary rocks correlated with the La Matilde Formation. Pebble dikes are abundant within the graben and ignimbrites that may be correlative with the Chon Aike Formation occur as dikes along one edge. Grab samples with up to 22 g/t Au and 10,000 g/t Ag occur, as well as numerous trench and 1.52 m (5') drill sample intervals with >1 g/t Au and/or 500 g/t Ag, generally within north- northwest trending structures. Illite-silica alteration, typical of low sulfidation epithermal systems, surrounds the structures. Significant mineralization is located at Sinter Flats and on Discovery Hill, the latter of which appears to have been a locus for magmatic and hydrothermal explosive activity. The easternmost graben- bounding fault, which has not been drill tested, contains anomalous Au (176 to 599 ppb) and Hg (360 to 2,000 ppb).

     Drill intersections on Discovery Hill include 3.0 m (10') @ 115.04 g/t Au and 3,509 g/t Ag in hole EP-21, 16.8 m (55') @ 8.05 g/t Au and 1,163 g/t Ag
     (includes 1.52 m (5') @ 50.3 g/t Au) in EP-12,  15.2 m (50') @ 13.48 g/t Au
     and 719.9 g/t Ag (includes  1.52 m (5') @ 70.8 g/t Au) in EP-20,  and 3.0 m
     (10') @ 1.88 g/t Au in EP- 18. Gradient array IP surveying shows several >=600 m (1,968') long resistors within the graben, and a strong, subhorizontal chargeability/apparent resistivity anomaly beneath Discovery Hill thought to be caused by a siliceous, sulfide-bearing zone of mineralization within a permeable stratigraphic unit, possibly an avalanche deposit on the floor of the graben. Such a zone, if economic, might be bulk-mineable. Previous drilling in Sinter Flats intersected quartz-bearing structures with 3.0 m (10') @ 2.19 g/t Au and 209 g/t Ag in EP-15 and 1.52 m (5') @ 2.9 g/t Au and 36.1 g/t Ag in EP-35. This drilling was undertaken prior to the acquisition of geophysical information.

     In January 1999, three deep diamond drill holes tested a geophysical anomaly beginning about 328 feet (100 m) beneath the surface at Discovery Hill. Sulfide-bearing rocks and silicification, which can be indicators of precious metal mineralization, were encountered in all three holes. Assay results ranged from nil to anomalous.

     El Pluma West is an area with parallel stockwork quartz veins of the Bajo Pobre Formation. Up to 5.0 g/t Au occurs in vein samples, and up to 0.95 g/t Au in soils. Abundant Au anomalies (>100 ppb) were encountered over a wide area during drilling, but no significant mineralization was intersected. The El Pluma West may represent the marginal zone of a large hydrothermal system centered on Huevos Verdes or between Huevos Verdes and El Pluma West.

     La Sorpresa is a zone of stockwork and northwest-trending quartz veins which cut Bajo Pobre andesite in a small window through Cretaceous sediments. The best surface sample assayed 15.4 g/t Au, and one drillhole intersected 1.52 m (5') @ 10.2 g/t Au, and 1.52 m (5') @ 5.2 g/t Au. Two of three holes contained elevated Hg (up to 750 ppb in a background of <20). The mineralized zone is open to the northwest under a cover of Cretaceous sediments.

     Cerro Saavedra is a 1.5 km wide, 100 m high hill, rising from a plain of Bajo Pobre andesite and Quaternary basalt. The bulk of the hill is altered to soft white clay with a number of elongate, one to 20 m wide zones of siliceous rock. Alteration minerals belong to the advanced argillic assemblage, with hydrothermal kaolinite and dickite predominating. This widespread advanced argillic alteration is interpreted as a partially eroded lithocap. The deep erosion level within the lithocap means that any epithermal mineralization should outcrop. The prospectivity at Cerro Saavedra is thus considered low. There is some potential for low sulfidation epithermal mineralization adjacent to Cerro Saavedra.

     Cerro Celular is a 70 m high hill of Chon Aike ignimbrites overlying a plateau of Bajo Pobre andesite. A structure with associated dickite, kaolinite and possible diaspore passes through the hill and accounts for its resistance to erosion. A hill 800 m south of Cerro Celular has a similar lithology and alteration, and several outcrops nearby are silicified. The target here would be high sulfidation epithermal mineralization.

     Roadside, West Portugese and Breccia Hills, have so far received only minimal attention. Roadside and West Portugese are north-northwest striking vein systems cutting andesite of the Bajo Pobre Formation. The Roadside system can be traced for 200 m, and its best assay to date is 48 ppb Au and
     0.77 g/t Ag; the West Portugese system can be traced for almost two kilometres and has a best assay of 917 ppb Au and 57.4 g/t Ag. The interest in these two prospects comes not from any single feature noted to date, but rather from their overall at least superficial similarity with the highly prospective Huevos Verdes area. Breccia Hills hosts a rhyolite breccia; as a possible volcanic center it is prospective.

     Total expenditure on the total property package to December 31, 1999 was $2,150,604.

     4. El Pluma/Cerro Saavedra Project Ownership

     The El Pluma/Cerro Saavedra Project area is made up of 13 cateos and 32 manifestations of discovery totaling 88,028 ha. The cateos are located in the western half of the province of Santa Cruz.

     All of the cateos are controlled 100% by MASA and may be subject to a provincial royalty. Holding costs for 2000 are estimated to be $10,000.

F.   Chubut Project Property Summary
     -------------------------------

     1. Chubut Project Location

     Minera Andes currently holds two cateos, threeapplications for cateo and two manifestations of discovery in the Precordilleran region of Chubut. These properties are located at moderate elevations (500 to 1500 m above sea level) in western Chubut Province in a belt 60 km north and 100 km south of the city of Esquel. Access to the properties is by dirt road and trail.

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

     The Corporation had spent $211,664 through December 31, 1999, on the Chubut Project.

     4. Chubut Project Ownership

     The Corporation currently controls two cateos, three applications for cateos and two manifestations of discovery (totaling 38,420 ha) in Chubut Province.

G.   Northern Argentina Project Summary
     ----------------------------------

     The Northern Argentina Project includes the provinces of La Rioja, Catamarca, Salta, Jujuy and Tucuman. Located in north and northwestern Argentina these provinces cover a variety of physiographic and geologic terrains ranging from the high desert of the Puna region of Jujuy and Salta to the principal cordillera of La Rioja.

     The Corporation had conducted exploration in this region consisting of generative reconnaissance exploration, satellite image analysis and evaluation of airborne geophysical data and property submittals. At the end of 1999, however, the Corporation dropped its activities in the region and wrote-off expenditures of $187,078.

H.   Arroyo Verde Project
     --------------------

     Arroyo Verde is located in northeast Chubut Province 70 km north northeast of the coastal town of Puerto Madryn.

     In October 1997, the Corporation and Pegasus Gold International, Inc. signed a definitive joint venture agreement on the Arroyo Verde Project for Minera Andes to earn into an 80% property interest.

     In October 1998, the Corporation completed a seven-hole reverse-circulation drilling program at Arroyo Verde in order to confirm and expand upon the mineralization encountered by Pegasus.

     After spending $365,849 on Arroyo Verde up to December 31, 1998, the Corporation reviewed the results of its exploration and decided not to continue with the joint venture and the agreement was terminated on January 19, 1999, with a write-off in 1998 of $365,849, and a further write-off of $9,481 in 1999.

II.  COLOMBIA

Recent Mining and Economic History in Colombia

Colombia is the fourth largest country in South America, over 1.4 million square km in area and the second most populous country with approximately 40 million inhabitants. Apart from the four year period 1953-1957, when the country was under military rule, Colombia has had a democratic form of government since 1849 which continues to this day.

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

The Corporation initiated exploration in Colombia in 1996. As of December 1998, the Corporation had Colombian land holdings totaling 4,739 hectares in one prospect area and an application-in-process for an exploration license of 4,800 hectares on another prospect area. The Corporation's exploration efforts consisted of an in-depth review of available published and private geologic information, initial site visits with preliminary sampling of outcrops and acquiring mining rights to the prospects.

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

     Exploration License: An exploration license is a concession which does not permit mining but gives the owner the right to determine the quantity and quality of mineral rights deposits present and a preferential right to a mining concession for the same area. Exploration licenses are divided into three categories depending on the size of the area. Small Mining (up to 100 ha), Medium Mining (100 to 1,000 ha) and Large Mining (1,000 to a maximum of 5,000 ha). The term of an exploration license is based on its size category. Small licenses are 1 year, Medium licenses are 3 years, and Large licenses are 5 years. The Ministry of Mines and Energy is empowered to grant one or two year extensions to these periods if so petitioned by the owner.

     Exploration licenses are awarded by the following process:

     a) Application for a license covering a designated area. The application must be signed by a Colombian geologist or engineer registered with the Ministry of Mines and Energy.

     b) A resolution is decreed by the regional office of the Ministry of Mines and Energy which grants the exploration license over the area requested, minus any area covered by valid pre-existing licenses.

     c) The applicant must submit an Environmental Management Plan to the Ministry of the Environment (in the case of large mining category licenses) or the Regional Autonomous Environmental Agency (for small and medium category licenses) describing exploration work planned, potential environmental impacts and measures to minimize or mitigate those impacts.

     d) Once the Environmental Management Plan is approved, the license is forwarded to the Ministry of Mines and Energy for inscription in the Official Mining Registry.

     The length of this process varies depending on the areas and bureaucratic offices involved and commonly takes one or more years. Non-invasive surface exploration (mapping, geochemistry, geophysics) can commence upon the granting of the license by the Regional Ministry of Mines office. If two companies apply for exploration licenses on the same land, the first to apply has the superior right.

     The duration period of the Exploration license does not begin until it is inscribed in the Official Mining Registry. Payment of an annual "canon fee" or tax, of one minimum legal daily salary per hectare (roughly U.S.$4.50) must be paid within 10 days after the license is inscribed in the Official Mining Registry and annually thereafter.

     An application to convert an Exploration license to an Exploitation license must include work plans, mine plans, an economic feasibility study, and in the case of the large mines, an environmental and socio-economic impact study. If no objections are raised by the Ministry of Mines and Energy or the Ministry of the Environment within 60 days, the plan is deemed approved and the license is converted to an Exploitation license. An exploitation license has a duration of 10 years which can be extended twice for an additional twenty years.

A.   California-Vetas Project Summary
     --------------------------------

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

     4. California-Vetas Ownership

     The California-Vetas Project is comprised of a total of 4,739 ha in five exploration licenses. Two of the five licenses have been purchased by the Corporation and three are under option-to-purchase agreements. Holding costs for 2000 are estimated at $22,750.

B.   Mocoa Project Summary
     ---------------------

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

III.     ROMANIA

         Recent Mining and Economic History in Romania

Romania, located in southeast, Central Europe, north of the Balkan Peninsula, covers approximately 240,000 sq. km and has a population of 22.9 million. The population is mostly ethnic Romanian with Hungarian (7%), German (1%) and other (3%) minorities. The capital city is Bucharest which has a population of 2,350,000. Romania is bordered by the Republic of Moldavia, Bulgaria, Hungary, Ukraine, the former Yugoslavia, and the Black Sea on the southeast. Mountains, hills and plains each cover about one third of the country's area. Forest still covers significant parts of the country, and the fauna is one of the richest and most varied in Europe.

Romania officially became a nation-state in 1859 with the union of Wallachia and Moldavia. Previous to this event, the Romanian territories (Wallachia, Moldavia and Transylvania) had been occupied and ruled by the Roman Empire, Hungarian and Polish kingdoms, Ottoman Empire, Russian and Hapsburg Empires. In 1918, at the end of first World War, all three territories were united to form Greater Romania. Romania was invaded by Germany at the outbreak of World War II, and after the war, came under the Soviet Union's sphere of influence. The Revolution of December 1989 paved the way for the restoration of democracy and a market economy. A constitution was validated in 1991 proclaiming Romania a parliamentary democracy. Since this time, Romania has embarked on an aggressive series of reforms and privatizations which is propelling the country to a market economy.

On June 15, 1998, Romania enacted a new mining law. The law was designed with the help of the World Bank's foreign experts and represents a synthesis of the recent mining legislation adopted in Peru and Argentina. Presently, all mineral lands in Romania are owned by the state. This new legislation is aimed at attracting foreign capital and technology to Romania's historically important, but beleaguered mining industry. Overall, the law as written is relatively straightforward and transparent, but is broadly worded and gives the National Agency for Mineral Resources ("NAMR") a great deal of discretionary power.

The law allows foreign companies to directly hold mining leases and exploration concessions. The law also establishes that foreign companies will be treated fairly. Key tax benefits have been initiated to include: corporate tax rate of 15% (normally 38%), an exemption from import duties for capital good for two years, investments of $5 million or more receive an additional five years at 15% for corporate income tax and three years or 50% exemption from import duties. A royalty tax of 2% is applied on mineral production, and exploration fees for permits are cheaper than in most other countries.

Romania is endowed with a variety of mineral resources (including copper, lead, gold, silver, iron, coal, sulfur, aluminum, salt, and oil) and has a long and colorful mining history. Gold is found in a number of locations in the country, but it is within the South Apuseni Mountains (also called the Metaliferi Mountains) that the largest and richest gold deposits in Europe are found. In a 500 sq. km area called the "Golden Quadrilateral", it is estimated that over 1,500 metric tonnes of gold (40 million ounces) have been mined in the last
2,000 years. Most of this gold has been mined by "pick and shovel" methods, starting in 106 A.D. by the Romans and reaching maximum development and peak production during the Austrian-Hungarian Empire (1700 to 1918). Production since that time has been sporadic and not well documented. Current gold production from the area is probably less than 140,000 ounces a year.

Since the enactment of the new mining law, a number of western mining and exploration companies have begun exploring for minerals (particularly gold) in Romania. Exploration opportunities within Romania fall into two categories:
Firstly by contractual arrangement (joint-ventures) with previously state-owned companies which recently have been privatized; and secondly, by acquisition of perimeter concessions offered for license by competitive bid, based on proposed work programs.

     Property And Title in Romania

In Romania, all mineral resources, both subsurface and on the continental shelf of the Black Sea (in accordance with international laws and conventions) are the property of the state. The NAMR grants rights to explore for and exploit mineral resources. Under the new mining law (Law no. 61/1998) foreign companies can directly hold mining leases and exploration concessions. It also establishes that foreign companies will be treated fairly and that there will be no constraints on repatriation of investments or use of profits. The legislation ensures that permits and licenses are fully assignable and holders are free to form partnerships, with formal approval from the NAMR. The law covers all mineral resources with some special provisions for construction materials and radioactive minerals. The law also provides concession holders the right to explore for all mineral resources within the concession and to apply for an exploitation license to mine any discovered resource. Environmental liability is limited to work done by the concession holder. The laws calls for a three-stage concession process (Prospecting Permits, Exploration License and Exploitation
License) which is administered by NAMR with final approval from the Executive Branch of the government.

     1. Prospecting Permit: Three year, non-exclusive prospecting permits will be issued on a minimum 50 sq. km rectangular unit nominated by the permitee or by the NAMR. Permits cost Lei 5,000 per sq. km annually ($1.00 USD = 8,300 Lei), payable in advance. Rights include access to the area, the right to perform minimal-impact surface exploration and access to relevant information held by the NAMR. There is no automatic right to any subsequent exploration license. Annual and final reports are required. According to interpretations by the NAMR, surface exploration does not include sampling and geochemical analysis. Data controlled or generated by any past and or present state agency is available for a fee.

     2. Exploration License: An Exploration License gives the exclusive right to conduct all types of exploration up to an including feasibility studies (on a particular awarded concession). Licenses are granted to prospecting permit holders upon request or may be offered by the NAMR through a public offering process. Licenses are valid for up to five years and are renewable for an additional three years. The area held under an Exploration License must be reduced by 50% after two years and an additional 50% after four years. An Exploration License gives the holder the right to perform all exploration activities up to and including a feasibility study. Annual fees per square kilometre, payable in advance, are Lei 20,000 in year one, Lei 40,000 in years two and three, and Lei 100,000 thereafter. The main criteria for the granting of licenses is a suitable work plan (as judged by the NAMR), a bank guarantee to cover mitigation and reclamation, an approved reclamation plan and the license holder must have a Romanian registered subsidiary or be doing a joint-venture with a Romanian registered company. Annual and final reports are required. The licensee has the exclusive right to apply for an exploitation license.

     3. Exploitation License: Exploitation (or Mining Concession) licenses are awarded at the request of the exploration license holder or by direct public offering by the NAMR on the basis of: a) a feasibility study and development plan; and b) an environmental impact study and a bank guarantee to cover reclamation and mitigation. Exploitation Licenses have a term of 20 years and can be renewed for additional five year periods, as production continues. A 2% royalty based on the "value of the mining production obtained by the title holder annually" is payable quarterly. The annual fee for an exploitation license is Lei 5 million ($5,900) per sq. km. Fiscal stability is guaranteed over the life of the project.

The mining law as written is relatively straightforward and transparent, but is also broadly worded which gives the NAMR a great deal of discretionary power.

A.   Voia Project Summary
     --------------------

     1. Voia Project Location

     The Voia project is located in the Metaliferi Mountains (South Apuseni Mountains) of the Transylvania region of Romania. The property is approximately 22 to 30 km east of Deva, ten to 15 km southeast of Brad and 390 to 400 km northwest of Bucharest. See Figure 2. Administratively, the Voia property is within Hunedoara County.

     Access to the Voia project is from Bucharest along National road E 68 Bucharest-Brasov-Sibu-Deva, 400 km, or National roads E 68, E 81, E 70 - Bucharest-Pitesti-Sibiu-Deva, 365 km. Locally, access to the eastern part of the property is from the town of Goeagui Bai Spa, 25 miles southeast along an asphalt secondary road. The western part of the property is accessed via secondary asphalt and dirt roads from Deva, 22 to 30 km southwest. Travel within the property is by four wheel drive (all terrain) vehicles along a number of dirt trails, and by foot along a series of trails and drainages.

     Logistical support for exploration activities is available in Deva, Orastie, Geoagui Bai and Bucharest.

     The physiography of the Voia property is comprised of mountainous volcanic uplands to rolling hills and fields. The relief varies from 400 to 1,080 metres above sea level and is covered in part by a dense, second growth mixed deciduous forest, rare coniferous plantations, cultivated fields and orchards. Outcrops are sparse, with most areas overlain by a thick organic soil. The area has a typical mountainous temperate zone climate of cold winters (-3(degree) mean) with considerable snow, wet rainy springs and mild-warm summer autumn conditions (22-24(degree) mean).

     2. Voia Project Previous Exploration

     Past exploration work on the Voia property was conducted by various Romanian state-owned companies and institutions. This work took place between 1935 and 1996. The work consisted of geological mapping, geophysical studies (aeromagnetic, detailed ground magnetic, gravity, and electromagnetic surveys), soil and rock chip sampling as part of a copper porphyry and high-grade gold-base metal vein exploration programs. Past exploration work on the property included the following:

     o Construction of exploration adits and tunnels (galleries) at Dracia, looking for Au-Ag and base metal veins (1935 to 1937 and 1965 to 1972).

     o Construction of exploration adits and shafts in the Voia Valley area (Curmaturii Creek and Brusturii Creek), looking for Au-Ag-base metal vein systems (1935 to 1940) with limited success and no production.

     o Construction of two exploration adits on Coasta Mare Hill, looking for Au-Ag-Cu veins.

     o Exploration drilling conducted (1960 to 1986) in the Voia Valley area, exploring for Cu-Au porphyry systems. Between 19 to 24 drill holes were completed, and an uneconomic Cu-Au porphyry was identified. None of the overlying or surrounding country rock was analyzed for gold but there was limited analysis for gold within the porphyry system.

     These programs delineated and outlined zones of intense alteration and mineralized areas on the property that have yet to be fully evaluated. Presently, there is no mining being conducted on the property and no economic, mineable mineral deposits have been identified. To date, no large scale precious metal (gold-silver) exploration program has ever been conducted on the Voia property.

     3. Voia Project Geology

     The Metaliferi Mountains (South Apuuseni Mountains) have a complex geologic structure and composition and contain rocks of diverse origin which include: Precambrian and Paleozoic metamorphic rocks (flysh and ophiolites), igneous rocks (ultramafics, rhyolites, dacites, andesites, and basalts) of Jurassic to Tertiary in age, and sedimentary rocks (sandstones, shales, conglomerates, calcareous sediments, and limestones) of Mesozoic to Tertiary age.

     The region is structurally complex with four major northwest-trending volcanic-plutonic structural alignments which control and host the major gold producing area called the "Golden Quadrilateral". It has been estimated that as much as 40 million ounces of gold have been produced from this area in the last 2,000 years (mostly by pick and shovel). The four major mineralized volcanic-plutonic alignments which comprise the Golden Quadrilateral are: Baia de Aires-Poieni, Bucium-Rosia Montana, Zlanta-Stanija, and Brad-Sacarimb. The Voia perimeter is located on the Brad-Sacarimb alignment. The mines located on this alignment are estimated to have produced between 15 to 20 million ounces of gold.

     The local geology of the Voia perimeter is similar to properties found elsewhere on the Brad-Sacarimb trend and consists of a dissected and eroded Lower Tertiary volcanic field, which contains Tertiary sedimentary, volcano-sedimentary and volcanic rocks. These rocks unconformably overlie eroded Upper Jurassic-Lower Cretaceous basalt and andesite of an island arc pile. Sediments (conglomerates, tuffs, sandstones, clay and marls) are found associated with these rocks and are generally found in the subsurface.

     The overlying volcano-sedimentary complex includes abundant andesite, quartz andesite flows and pyroclastics and in turn is cut by subvolcanic intrusive bodies and irregular northwest trending dikes. The area has a strong tectonic fabric and a series of six volcanic necks with circular distribution pierce the landscape. The volcanic peaks appear to indicate possible caldera-like characteristic in the area.

     The tectonic structure of the area is dominated by two strong, parallel volcano-plutonic alignments, oriented northwest-southeast which have a graben-like appearance and are intersected by numerous older fractures oriented east-west and northeast-southwest. This graben-like feature is readily identified on geophysical surveys as pronounced magnetic highs. Hydrothermal alteration is common with prophylitic, pottassium silicate, phyllic, silicification, and intense, argillic and advance argillic assemblages being widespread.

     Mineralized   occurrences   within  the  Voia   Perimeter  are  varied  and
     widespread. The following is a list of recognized occurrences which have been documented:

     o Volcanic breccia bodies containing pyrite-marcasite +/- gold in Curmaturii Creek.

     o Stockworks and disseminations of pyrite+/-marcasite-gold in outcrops of argillized and silicified hornblende-biotite-quartz andesite found on the east slope of Germana Hill. It is reported that some short intervals of core from drillhole F-5, drilled at this site, contained gold between 0.1 and 1.6 g/t.

     o Pyrite-chalcopyrite-+/-Fe oxides+/- gold disseminations in stockworks related to a buried subvolcanic structure and microdiorite in the Voia Valley Basin reportedly contain 0.1 to 0.5% Cu and 0.16 to 5.6g/t Au. This buried occurrence has been drilled.

     o Pyrite-sphalerite-molybdenite disseminations occur in Badenian-age sandstone, marl, and conglomerate in the Voia Valley. The mineralization was reported to haven intersected by drilling at a number of intervals.

     o Gypsum-anhydrite-pyrite-Pb-Zn sulphides-Ag in veins penetrated by drilling.

     o Quartz veins containing pyrite+/-gold-Pb-Zn outcropping in the saddle between Coasta Mare and Germana Hills, in Brusturel Creek, and in the Voia Valley Basin.

     o A vein containing quartz-carbonate-pyrite-spalerite-galena-chalcopyrite-tethraedrite-native gold was penetrated by drillhole F17. The mineralized interval is small, not exceeding five centimetres, but was reported to assay over 100 g/t gold.

     o Quartz-barite-pyrite-marcasite-enargite-famatinite-luzonite veins at Coasta Mare. Outcrops of intensely argillized quartz andesite containing three short, thin veins. These veins which were penetrated by an exploration gallery were reported to contain gold assaying up to 100 g/t.

     o Veins containing quartz, carbonate, native gold, silver, and base metals, occurring westward of a quartz andesite intrusion on Dracia Hill. The main vein has a strike length of 600 meters, a thickness averaging 0.5 m and is oriented NW-SE / 65-85 NE. The vein, described as being discontinuous, is comprised of quartz, calcite, maganocalcite, ankerite, barite, pyrite, arsenopyrite, galena, tetrahedrite, argentite, silver and native gold. A second vein in the area is shorter (200 m) but thicker (0.03 to 5.0 m) and is comprised of maganocalcite, pyrite, sphalerite, galena, marcasite, argilleous minerals, and +/- free gold. The vein at Dracia has been explored by adits and galleries.

     o Jasperoid bodies containing barite and base metal sulfides and anomalous in gold are found at Vulpus Hill near Dracia and as float boulders in Valle Ursului and Valle Stogului.

     The  following  briefly  summarizes  the  mineral  potential  of  the  Voia
     Concession:

     The Voia property contains widespread, intense zones of alteration, known economically productive geologic units, precious and base metal occurrences, and is close to precious metal producing mines at Sacarimb (three to five million ounces of gold produced) and Coranda (reported one million ounces of gold). To date, a limited amount of exploration effort has been directed towards the discovery of precious metal deposits at Voia. There are no producing mines on the property and very limited exploration drilling has been conducted. The Voia perimeter is considered to be the most promising but least explored and exploited area in the Metaliferi
     Mountains. The following target types are possible within the Voia perimeter:

     o    Copper-gold porphyry.
     o    Gold-silver-tellurium   "bonanza"   vein   system,   similar   to  the
          multi-million ounce Sacarimb deposit.
     o    Gold-silver base metal vein system.
     o High sulfidation gold-enargite epithermal system similar to El Indio or the Chelopech deposit.
     o    Gold hosted in volcanic breccia bodies.
     o Disseminated gold within silicified volcanic and volcanic sedimentary rock.

     o    Lead-zinc-gold-silver   deposit  hosted  in   brecciated,   Cretaceous
          sediments, similar to the Coranda Pit.
     o Disseminated gold in Tertiary age calcareous sandstones, siltstones and shales.
     o Gold hosted in silicified Jurassic-age limestones. o Gold hosted by calc-silicate skarns.

     Summary of Work Completed

     In April and May of 1999, data, reports, maps and additional information on the Voia concession was evaluated and compiled. Much of this data was acquired from the Romanian authorities.

     In June and July, 1999 (after conditions in the field allowed access), a brief reconnaissance and sampling program was conducted on the Voia property. A total of 135 samples (53 stream sediment and 82 rock samples) were taken throughout the perimeter. Also areas of significant alteration and potential mineralization within the concession were visited and evaluated. The stream sediment sampling and rock sampling delineated four areas within the perimeter which may contain anomalous gold mineralization. These areas require immediate follow-up reconnaissance exploration consisting of additional stream sediment sampling, rock chip sampling, mapping, soil sampling and possibly geophysics.

     4. Voia Project Ownership

     On March 12, 1999, the Corporation and NAMR representatives signed an exclusive License Of Concession For Exploration No. 153 (Voia). The following requirements to bring the Exploration License into full effect have been met: a) formation of a Romanian subsidiary (Transylavania Gold S.R.L.); b) posting of a bond for reclamation and mitigation in a Romanian bank (or a foreign bank with an Romanian branch) c) resubmitting of more detailed work plans for Voia; and d) development of a reclamation work plan and study.

     The Voia property is 4,900 hectares in area. Through December 31, 1999, the Corporation has spent $61,935 on the Voia project.

B.   Ostoros-Ciumani-Fierastraie Project Summary
     -------------------------------------------

     1. Ostoros Project Location

     The Ostoros project (181 sq. km) is located in Harghita County, Romania in the Eastern Carpathian mountains some 30 km northwest of the city of Miercurea Ciuc (the capital city of Harghita County) and approximately 320 km north of Bucharest. See Figure 2.

     Access to the property is by road from Bucharest, Brasov and Miercurea Ciuc. Access within the perimeter is by four wheel drive vehicles along a dense network of forest roads. The closest airport to the perimeter is in Targu Mure, 190 km northwest. The area within and around the property is sparsely populated. Logistical support for exploration can be obtained in the towns of Miercurea Ciuc, Odorheiu Secuiesc and Gheorgheni.

     The physiography of the area is dominated by relict volcanic cone and caldera structures. The area is rugged with moderate to steep slopes, with elevations ranging from 900 to 1,400 m above sea level. Approximately 70% of the property is covered by dense fir forest. Outcrops are sparse, with most areas being overlain by a thick organic soil cover. The area has a typical mountainous temperate zone climate of cold winters with abundant snow (November to April), wet rainy springs, mild summers and falls. Heavy rainfall generally occurs in July and August.

     2. Ostoros Project Exploration History

     Past exploration work on the Ostoros property has been conducted by various Romanian state-owned companies and institutions. This work took place between 1961 and 1983 and consisted of geological mapping (at various scales), geophysical studies (aeromagnetic, detailed ground magnetic, gravity, and electromagnetic surveys), and limited soil and rock chip sampling as part of a copper porphyry exploration program.

     These programs delineated and outlined zones of intense alteration within the Ostoros and Ciumani-Fierastraie stratovolcanic complexes. Subsequent drilling of these altered zones in the Ostoros complex (sixteen drillholes), and in the Ciumani-Fierastraie complex (two drillholes), discovered uneconomic mineralization. These mineralized zones occur primarily as two types: a) base metal (Pb-Zn): galena, sphalerite, chalcopyrite, molybdenite, pyrite, and magnetite occurring as veinlets or vugs in the upper volcanic cones; and b) porphyry-copper-gold mineralization: chalcopyrite, molybdenite, pyrite, pyrrotite, magnetite +/- cinnabar +/- gold. Other, altered geochemically anomalous areas identified within the area have yet to be drilled. Presently, there is no mining being conducted on the property and no economical, mineable, mineral deposits have been identified. To date, no large scale precious metal (gold-silver) exploration program has been conducted on the Ostoros perimeter.

     3. Ostoros Project Geology

     The  Ostoros  project  is  in  the  160  km  long,   north-south  trending,
     Calimani-Gurghiu-Harghita volcanic chain, which represents the largest occurrence of Neogene volcanics in the Carpathian Mountains. The age of the volcanic chain is 3.9 to 8.4 million years, with older volcanics in the north, getting progressively younger southwards. Calc-alkaline rocks (basalt-andesite-dacite) form the bulk of the volcanic chain as well as most of the rocks within the Ostoros perimeter.

     The Ostoros property contains three major volcanic structures (Sumuleu, Ciumani-Fierastraie and Ostoros). These major volcanic edifices (composite stratavolcanoes) consist of three zones: a) an internal (central) zone containing subvolcanic intrusive bodies (dacite, microdiorite, andesite);
     b) an intermediate  zone of volcanic cones or calderas with lava flows; and
     c) a peripheral zone comprised of volcaniclastic aprons which adjoin and overlap the main volcanic edifices.

     Hydrothermal alteration is encountered near subvolcanic intrusives located at different levels within the stratovolcanic edifices (both at surface and at depth). The alteration types that have been reported are: potassic, chloritic, sericitic, argillic, silicic, and tourmaline.

     Reported mineralization within the Ostoros perimeter is found with the hydrothermal alteration, and occurs primarily as two types: a) base metal (Pb-Zn): galena, sphalerite, chalcopyrite, molybdenite, pyrite, magnetite, occurring as veinlets or vugs in the upper volcanic cones; and b) porphyry copper-gold mineralization: chalcopyrite, molybdenite, pyrite, pyrrotite, magnetite +/- cinnabar +/- gold, usually seen as disseminations located under the base of cones and calderas.

     Drilling has been conducted (by state-owned companies) on the interior of the "crater" area of the Ostoros volcanic edifice (16 drillholes), between 1972 and 1980, and on the Ciumani-Feerastraie volcanic edifice (two drillholes), for copper porphyry mineralization. Anomalous gold has been reported from these holes, as the result of later analytical testing of drillhole material, some years after the initial drilling campaign. No exploitable, economic occurrences have been discovered within the Ostoros property to date, and very limited testing of the area for precious metal (gold-silver) has been conducted. Essentially, the Ostoros perimeter has never been explored for precious metal (gold-silver) targets.

     The following target types are possible on the Ostoros property.

     o    Copper porphyry and copper-gold porphyry.
     o Hot-spring Au-Ag hosted by volcanics similar to Round Mountain, Nevada or Delamar, Idaho.
     o    Gold-silver hosted in volcanic breccia bodies.
     o Gold hosted by Tertiary andesitic flows and domes (acid sulfate) similar to Yanacocha, Peru. o Gold-silver-base metal vein systems.
     o    Gold-silver in epithermal vein systems.

     Summary of Work Completed

     Work to date on the perimeter has consisted of data compilation and review. Minera Andes completed a first- pass reconnaissance and sampling program of the OCF perimeter (October-November, 1999). A total of 87 samples (74 stream sediment and 13 rock samples) were taken throughout the perimeter. The stream sediment sampling delineated eight areas within the perimeter that appear to contain anomalous gold mineralization. These areas require immediate follow-up reconnaissance exploration consisting of additional stream sediment sampling, rock chip sampling, mapping, soil sampling and possibly geophysics.

     4. Ostoros Project Ownership

     On March 12, 1999, the Corporation and NAMR signed an Exploration License on the Ostoros concession (License of Concession for Exploration No 152). The following requirements necessary to bring the agreement into full effect have been met: a) formation of a Romanian subsidiary, Transylavania Gold S.R.L.; b) posting of a bond for reclamation and mitigation in a Romanian bank (or a foreign bank with an Romanian branch); c) resubmitting of more detailed workplan; and d) development of a reclamation work plan and study.

     The Ostoros property is 18,100 hectares in area. Through December 31, 1999, the Corporation has spent $32,723 on the Ostoros project.

ITEM 3.     LEGAL PROCEEDINGS

The Corporation is not currently aware of any material legal proceeding, actual, contemplated or threatened, to which the Corporation is party or of which any of its property interests is subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Corporation's Common Shares are traded on the Canadian Venture Exchange ("CDNX") (formerly The Alberta Stock Exchange) under the trading symbol MAI and, since November 5, 1997, the Common Shares have also been traded on the NASD over-the-counter market under the trading symbol MNEAF.

The high and low prices for the Common Shares reported by the CDNX for each of the quarters during the years ended December 31, 1999 and 1998 are set forth in the table below:

                                               High ($Cdn)       Low($Cdn )

     1999     January - March                     0.85             0.49
              April - June                        0.90             0.46
              July - September                    0.59             0.31
              October - December                  0.50             0.17

     1998     January - March                     2.30             1.10
              April - June                        1.82             1.05
              July - September                    1.00             0.40
              October - December                  1.19             0.65

The  high  and  low  prices  for  the  Common  Shares   reported  for  the  NASD
over-the-counter market for each of the quarters during the years ended December 31, 1999 and December 31, 1998 are set forth in the table below:

                                                High ($US)       Low($US )

     1999     January - March                     0.53             0.33
              April - June                        0.69             0.31
              July - September                    0.39             0.22
              October - December                  0.32             0.10

     1998     January - March                     1.77             0.69
              April - June                        1.33             0.73
              July - September                    0.75             0.27
              October - December                  0.81             0.32

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of December 31, 1999 there were approximately 374 holders of Common Shares of the Corporation. No dividends have ever been paid on the Common Shares of the Corporation, and the Corporation intends to retain its earnings for use in the business and does not expect to pay dividends in the foreseeable future.

In two closings, the first on December 14, 1999 and the second on January 31, 2000, the Corporation issued an aggregate of 9,200,000 units to investors outside of the United States in reliance on Regulation S. Each unit comprised one common share and one common share purchase warrant. The warrants are exercisable for one year at an exercise price of Cdn$0.35. The offering raised gross proceeds of Cdn$2,300,000. Canaccord Capital Corporation, Toronto, Ontario, acted as agent for the offering and received a cash commission equal to 7.5% of the gross proceeds raised as well as common shares equal to approximately 4% of the units sold as additional commission.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Corporation's audited consolidated financial statements and notes thereto for the years ended December 31, 1999 and 1998 which have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Differences from U.S. GAAP are described in Note 13 to the audited consolidated financial statements. The Corporation's financial condition and results of operations are not necessarily indicative of what may be expected in future years.

Overview

The principal business of the Corporation is the locating, acquiring, exploring, and, if warranted, developing mineral properties located in the Republic of Argentina and also in Colombia and Romania. The Corporation carries out its business by acquiring, exploring, and evaluating mineral properties through its ongoing exploration program, and either joint-venturing or developing these properties further, or disposing of them if the properties do not meet the Corporation's requirements.

The Corporation's current properties and projects consist of mineral rights and applications for mineral rights covering approximately 175,536 hectares in three Argentine provinces, approximately 9,500 hectares in two departments in Colombia and 23,000 hectares in Romania. The lands comprise option-to-purchase contracts, exploration, and mining agreements and direct interests through the Corporation's filings for exploration concessions. The Corporation's properties are all early stage exploration prospects. No proven or probable reserves have yet been identified. See "Description of Properties."

The Corporation was incorporated in Alberta in July 1994. In November 1995, the Corporation effected an amalgamation with Scotia Prime Minerals, Incorporated, also an Alberta corporation, which at that time was an inactive corporation and was a reporting issuer under the Securities Act (Alberta) (Scotia was a reporting issuer in several other jurisdictions), and its common shares traded on The Alberta Stock Exchange (presently, the Canadian Venture Exchange). The business combination between Minera Andes and Scotia Prime Minerals was accounted for using the purchase method of accounting, whereby Minera Andes is identified as the acquiror. See "Note 2 to Notes to Consolidated Financial Statements."

Plan of Operations

The Corporation has budgeted and plans to spend approximately $0.8 million on its mineral property and exploration activities and general and administrative expenses through 2000, with most properties being kept on care and maintenance. See "Description of Properties." The Corporation's existing funds plus funds from the second closing of its Canadian offering in January 2000 will be sufficient to finance these activities through 2000. If additional funds are raised during 2000, through the exercise of warrants or options, through a further equity financing, by the sale of property interests or by joint venture financing, additional exploration could be planned and carried out on the Corporation's properties over the northern hemisphere summer in Romania, and beginning before year-end for the Latin American projects. If the Corporation were to develop a property or a group of properties beyond the exploration stage, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt, or a combination of equity and debt. The Corporation has no current plan to seek such financing and there is no assurance that such financing, if necessary, would be available to the Corporation on favorable terms.

Results of Operations

1999 Compared to 1998

The Corporation's net loss of $1.8 million (9 cents per share) in 1999, was substantially less than the loss of $3.4 million (17 cents per share) in 1998. The net loss decreased mainly as a result of reduced property write-offs in 1999 of $0.9 million compared with $2.2 million in 1998. The Corporation had also initiated a program of cost cutting early in 1999, when it became apparent that the period of low gold prices was going to continue, with a corresponding reduction in expenses.

General and administrative costs were reduced from $1.2 million in 1998 to $0.9 million in 1999. While office overhead, consulting fees and wage and benefit costs were all down from the prior year, slightly higher travel expenses offset some of these gains. The Corporation also saw its foreign exchange loss from 1998 change to a gain in 1999 (as the Canadian dollar, in which the Corporation had certain invested balances denominated, held its own during the year compared to the US dollar), resulting in a saving of $0.3 million over last year.

The Corporation undertook a complete review of its exploration properties at the end of 1999, and elected to write-off a total of $0.9 million in deferred costs. With limited funds and staffing available, the Corporation elected to focus on its properties in the three provinces of Santa Cruz, Chubut and San Juan. Discontinuing exploration activities in the provinces of Mendoza, Neuquen, Rio Negro and in the northern provinces resulted in a write-off of $0.9 million. The Corporation's exploration program has involved nearly continuous prospecting, acquisition, exploration and evaluation of property interests. If a property or program does not meet the Corporation's requirements, costs associated with abandonment of the property or program will result in a charge to operations. The Corporation expects to incur additional write-offs in future periods, although the amounts of such write-offs are difficult to predict as they will be determined by the results of future exploration activities.

Mineral property and deferred exploration costs amounted to $1.2 million in 1999, down from $2.3 million in 1998. As a result of cut-backs in all projects, even on the El Pluma/Cerro Saavedra property, there were savings across the board, but the biggest reductions were in drilling, assay and analytical, consulting and travel expenses. With a reduced property portfolio, the Corporation also reduced its property and mineral rights payments from $0.2 million in 1998 to $0.01 million in 1999.

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

Year 2000 Issue

The Corporation recognized the importance of ensuring that its business operations were not disrupted as a result of Year 2000 problems. The Corporation addressed the issues based on its prepared plan and completed its plan prior to December 31, 1999. The Corporation experienced limited and isolated internal effects from the Year 2000 date change and these were easily resolved. The Corporation has also experienced no effects from third-party suppliers, financial institutions, vendors and joint venture partners.

Liquidity and Capital Resources

Due to the nature of the mining business, the acquisition, exploration, and development of mineral properties require significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future, however, there can be no assurance that the Corporation will be successful in its financing activities in the future.

The Corporation's exploration and development activities and funding opportunities, as well as those of its joint venture partners, may be materially affected by precious and base metal price levels and changes in those levels. The market prices of precious and base metals are determined in world markets and are affected by numerous factors which are beyond the Corporation's control.

At December 31, 1999 the Corporation had cash and cash equivalents of $0.5 million, compared to cash and cash equivalents of $1.9 million as of December 31, 1998. Working capital at December 31, 1999 was $0.3 million. The Corporation believes that, following the successful second closing under its Canadian offering on January 31, 2000 of $1.0 million, available funds will be sufficient to fund its 2000 exploration activities and general corporate overhead.

Net cash used in operating activities during 1999 was $0.6 million compared with $1.2 million in 1998. This change reflects the savings in office overhead, consulting fees and wage and benefit costs, plus the foreign exchange gain in 1999. Investing activities in 1999 used $1.1 million , compared with $2.2 million in 1998. This decrease can be attributed to management's decision to conserve the Corporation's resources in this period of low metals prices, concentrating exploration activities on the El Pluma/Cerro Saavedra discovery.

The principal financing activity during 1999 was the receipt of net proceeds of $0.4 million from the first closing in December 1999 under the Corporation's Canadian offering. As noted above, the Corporation also received gross proceeds of a further $1.0 million in January 2000 under this offering. Financing activities of $1.3 million in 1998 resulted from the exercise of options and share purchase warrants issued in 1996 private placement financings.

ITEM 7.       FINANCIAL STATEMENTS

Index to Consolidated Financial Statements
                                                                            Page

     Auditor's Report                                                         38

     Consolidated Balance Sheets at December 31, 1999 and 1998                39

     Consolidated Statements of Operations and Accumulated Deficit
     for the years ended December 31, 1999 and 1998 and for the
     period July 1, 1994 (commencement) through December 31, 1999             40

     Consolidated  Statements  of Mineral  Properties  and Deferred
     Exploration Costs for the years ended December 31, 1999 and 1998 and for the period July 1, 1994 (commencement) through
     December 31, 1999                                                        41

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1999 and 1998 and for the period July 1, 1994
     (commencement) through December 31, 1999                                 42

     Notes to Consolidated Financial Statements                               43

                           PRICEWATERHOUSECOOPERS LLP



AUDITOR'S REPORT

To the Shareholders of Minera Andes Inc.:

We have audited the consolidated balance sheets of Minera Andes Inc. and subsidiaries, as at December 31, 1999 and 1998 and the consolidated statements of operations and accumulated deficit, of mineral properties and deferred exploration costs and of cash flows for each of the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Minera Andes Inc. and subsidiaries as at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years then ended in accordance with Canadian generally accepted accounting principles.




Vancouver, B.C.                            By: /S/ PRICEWATERHOUSECOOPERS LLP
Canada                                         ---------------------------------
February 25, 2000                              PricewaterhouseCoopers LLP
                                               Chartered Accountants

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                           CONSOLIDATED BALANCE SHEETS
                                 (U.S. Dollars)

                                                                              December 31,                  December 31,
                                                                                  1999                          1998
                                                                         ----------------------        ----------------------
                                                           ASSETS

Current:
          Cash and cash equivalents                                                 $   483,471                   $ 1,869,765

          Receivables and prepaid expenses                                               32,031                       123,706
                                                                         ----------------------        ----------------------
                Total current assets                                                    515,502                     1,993,471

Mineral properties and deferred exploration costs (Note 5)                            3,622,902                     3,305,711

Capital assets, net (Note 6)                                                             62,059                       153,240
                                                                         ----------------------        ----------------------
                Total assets                                                        $ 4,200,463                   $ 5,452,422
                                                                         ======================        ======================

                                                         LIABILITIES

Current:

          Accounts payable and accruals                                            $    155,748                 $      62,883

          Due to related parties (Note 9)                                                83,412                        36,278
                                                                         ----------------------        ----------------------
                Total current liabilities                                               239,160                        99,161
                                                                         ----------------------        ----------------------
Commitments and contingencies (Note 8)

                                                    SHAREHOLDERS' EQUITY

Share capital (Note 7)

Preferred shares, no par value, unlimited number authorized, none issued

Common shares, no par value, unlimited number authorized

    Issued 1999--23,733,152 shares
    Issued 1998--20,390,030 shares                                                   16,960,540                    16,414,666

Accumulated deficit                                                                 (12,999,237)                  (11,061,405)
                                                                         ----------------------        ----------------------
                Total shareholders' equity                                            3,961,303                     5,353,261
                                                                         ----------------------        ----------------------
                Total liabilities and shareholders' equity                          $ 4,200,463                   $ 5,452,422
                                                                         ======================        ======================

Approved by the Board of Directors:

             /S/ ALLEN V. AMBROSE                                                     /S/ ALLAN J. MARTER
-------------------------------------------------------------               ----------------------------------------
           Allen V. Ambrose, Director                                                 Allan J. Marter, Director

                The accompanying notes are an integral part of these consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
            CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                 (U.S. Dollars)

                                                                                                                   Period from
                                                                             Years Ended                           July 1, 1994
                                                      ----------------------------------------------------        (commencement)
                                                          December 31,                    December 31,               through
                                                             1999                            1998                December 31, 1999


Administration fees                                       $    28,202                  $     32,527                 $     180,764
Audit and accounting                                           60,651                        69,182                       227,143
Consulting fees                                               159,868                       182,562                       782,790
Depreciation                                                   40,440                         6,345                        49,929
Equipment rental                                                6,070                         6,070                        19,012
Foreign exchange (gain) loss                                  (28,537)                      230,101                       394,075
Insurance                                                      65,044                        69,956                       153,576
Legal                                                         110,277                       108,419                       462,112
Maintenance                                                        77                           101                           343
Materials and supplies                                              0                         2,235                        45,512
Office overhead                                               163,479                       280,235                     1,209,046
Telephone                                                      48,039                        69,541                       304,952
Transfer agent                                                 11,196                        13,243                        73,594
Travel                                                         60,458                        42,262                       297,119
Wages and benefits                                            187,157                       212,896                       901,859
Write-off of deferred costs                                   917,052                     2,205,405                     7,607,105
                                                      --------------------             --------------------    ---------------------
Total expenses                                              1,829,473                     3,531,080                    12,708,931
Gain on sale of capital assets                                (35,004)                            0                       (35,004)
Interest income                                               (27,952)                     (141,872)                     (430,735)
                                                      --------------------             --------------------    ---------------------
Net loss                                                    1,766,517                     3,389,208                    12,243,192
Accumulated deficit, beginning of the period               11,061,405                     7,665,814                             0
Share issue costs                                             171,315                         6,383                       738,830
Deficiency on acquisition of subsidiary                             0                             0                        17,215
                                                      --------------------             --------------------    ---------------------
Accumulated deficit, end of the period                    $12,999,237                  $ 11,061,405                   $12,999,237
                                                      ====================             ====================    =====================

Basic and diluted net loss per common share               $      0.09                  $       0.17                 $        0.83
                                                      ====================             ====================    =====================

Weighted average shares outstanding                        20,545,737                    20,056,945                    14,686,139
                                                      ====================             ====================    =====================

               The accompanying notes are an integral part of these consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                  CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES
                         AND DEFERRED EXPLORATION COSTS
                                 (U.S. Dollars)

                                                                                                                   Period from
                                                                             Years Ended                           July 1, 1994
                                                      ----------------------------------------------------        (commencement)
                                                          December 31,                    December 31,               through
                                                             1999                            1998                December 31, 1999
                                                      --------------------             -------------------     ---------------------

Administration fees                                       $     20,038                    $    21,744               $    324,501
Assays and analytical                                          120,355                        195,099                    887,356
Construction and trenching                                       2,484                         38,780                    507,957
Consulting fees                                                 73,850                        171,408                    837,618
Depreciation                                                    10,170                         73,263                    142,720
Drilling                                                        83,661                        309,131                    730,385
Equipment rental                                                 6,465                         21,907                    243,372
Geology                                                        318,752                        488,473                  2,791,230
Geophysics                                                      61,314                         61,961                    309,902
Insurance                                                       38,822                         49,874                    206,702
Legal                                                           83,500                        113,544                    576,383
Maintenance                                                     20,634                         29,150                    147,339
Materials and supplies                                          43,672                         39,158                    407,777
Project overhead                                                44,138                         30,189                    283,631
Property and mineral rights                                     12,762                        228,226                  1,259,440
Telephone                                                       10,318                         14,466                     58,807
Travel                                                         148,172                        252,448                    924,354
Wages and benefits                                             135,136                        145,439                    714,394
                                                      --------------------             ------------------           ---------------

Costs incurred during the period                             1,234,243                      2,284,260                 11,353,868

Deferred costs, beginning of the period                      3,305,711                      3,226,856                          0

Deferred costs, acquired                                             0                              0                    576,139

Deferred costs written off                                    (917,052)                    (2,205,405)                (7,607,105)

Mineral property option proceeds                                     0                              0                   (700,000)
                                                      --------------------             ------------------           ---------------

Deferred costs, end of the period                         $  3,622,902                     $3,305,711                 $3,622,902
                                                      ====================             ==================           ===============

               The accompanying notes are an integral part of these consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (U.S. Dollars)

                                                                                                                   Period from
                                                                             Years Ended                           July 1, 1994
                                                      ----------------------------------------------------        (commencement)
                                                          December 31,                    December 31,               through
                                                             1999                            1998                December 31, 1999
                                                      --------------------             -------------------     ---------------------


Operating Activities:
    Net loss for the period                               $(1,766,517)                 $   (3,389,208)              $(12,243,192)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
        Write-off of incorporation costs                            0                               0                        665
        Write-off of deferred expenditures                    917,052                       2,205,405                  7,607,105
        Depreciation                                           40,440                           6,345                     49,929
        Gain on sale of capital assets                        (35,004)                              0                    (35,004)
        Change in:
           Receivables and prepaid expense                     91,675                          88,827                    (30,045)
           Accounts payable and accruals                       92,865                         (16,285)                   136,547
           Due to related parties                              47,134                         (81,995)                    83,412
                                                      --------------------             -------------------     ---------------------
    Cash used in operating activities                        (612,355)                     (1,186,911)                (4,430,583)
                                                      --------------------             -------------------     ---------------------

Investing Activities:
    Incorporation costs                                             0                               0                       (665)
    Sale (purchase) of capital assets                          75,575                         (11,867)                  (219,704)
    Mineral properties and deferred exploration            (1,224,073)                     (2,210,997)               (11,211,148)
    exploratio costs
    Acquisition of subsidiaries                                     0                               0                       (602)
    Mineral property option proceeds                                0                               0                    700,000
                                                      --------------------             -------------------     ---------------------
    Cash used in investing activities                      (1,148,498)                     (2,222,864)               (10,732,119)
                                                      --------------------             -------------------     ---------------------

Financing Activities:
    Shares issued for cash, less issue costs                  374,559                       1,276,021                 15,646,173
                                                      --------------------             -------------------     ---------------------
    Cash provided by financing activities                     374,559                       1,276,021                 15,646,173
                                                      --------------------             -------------------     ---------------------

Increase (decrease) in cash and cash equivalents           (1,386,294)                     (2,133,754)                   483,471
Cash and cash equivalents, beginning of period              1,869,765                       4,003,519                          0
                                                      --------------------             -------------------     ---------------------
Cash and cash equivalents, end of period                  $   483,471                      $1,869,765               $    483,471
                                                      ====================             ===================     =====================

See Notes 3, 7 and 13 for non-cash financing and investing activities.

                   The accompanying notes are an integral part of these consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                 (U.S. Dollars)


1.  NATURE OF OPERATIONS

The Corporation is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At December 31, 1999, the Corporation was in the exploration stage and had interests in 14 properties in three provinces in the Republic of Argentina, two properties in Colombia, and two properties in Romania.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Corporation to obtain necessary financing to complete their development, and future profitable production or disposition thereof.

Although the Corporation has taken steps to verify title to mineral properties in which it has an interest, in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee the Corporation's title. Property title may be subject to unregistered prior agreements and non- compliance with regulatory requirements.

2.  ORGANIZATION

The Corporation, Minera Andes Inc., was incorporated in Alberta on July 19, 1994, although operations are considered to have commenced on July 1, 1994, the effective date of the acquisition of the Argentine properties (see Note 4a). On November 6, 1995, the amalgamation of Minera Andes Inc. with Scotia Prime Minerals, Incorporated (Scotia), a reporting issuer, pursuant to section 186 of the Business Corporations Act (Alberta), became effective. The business combination was accounted for using the purchase method of accounting. Under this method of accounting, Minera Andes Inc. has been identified as the acquiror.

3.  SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. The statements are expressed in United States dollars because the majority of the Corporation's exploration activities are incurred in U.S. dollars.

     a)  Consolidation/Reporting
         These consolidated financial statements include the accounts of Minera Andes Inc., its wholly-owned subsidiaries (see Note 4), Minera Andes S.A. (MASA) and NAD S.A. (NADSA), both Argentine corporations, and Transylvania Gold S.R.L., (TGS) a Romanian corporation, its 71% owned subsidiary, Minera Providencia Inc., an Alberta corporation, and that company's 92% owned Colombian subsidiary, Minera Providencia S.A. All significant intercompany transactions and balances have been eliminated from the consolidated financial statements.

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

     g)  Basic and Diluted Loss Per Common Share
         Basic earnings per share (EPS) is calculated by dividing loss applicable to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. Due to the losses in 1999 and 1998, potentially dilutive securities were excluded from the calculation of diluted EPS, as they were anti-dilutive. Therefore, there was no difference in the calculation of basic and diluted EPS in 1999 and 1998.

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

     j)  Accounting for Stock Options
         The Corporation provides the disclosure only requirements for stock options in accordance with The Emerging Issues Committee Abstract 98 "Stock-Based Compensation Plans-Disclosures."

     k)  New Accounting  Pronouncement
         In January 1999, the Corporation adopted the requirements of Canadian Institute of Chartered Accountants (CICA) 1540, "Cash Flow Statements", in preparing the statement of cash flows. The comparative information for the year ended December 31, 1998 and for the period from July 1, 1994 (commencement) through December 31, 1999 has been restated to reflect the presentation in the current year.

4.   ACQUISITION AND FORMATION OF SUBSIDIARIES

     a) Pursuant to an agreement dated March 8, 1995, the Corporation acquired from N.A. Degerstrom, Inc. on March 15, 1995, 95% (19 of the 20 shares issued) of MASA and 91.66% (11 of the 12 shares issued) of NADSA in exchange for the issue of 4,000,000 shares, an additional bonus issue of shares payable if any of the properties reach bankable feasibility (which shall be 11% or 1,213,409 shares of the issued and outstanding common shares of the Corporation after the amalgamation--see Note 2), a royalty on all existing and future properties equal to the difference between 3% of net smelter returns and any underlying royalties subject to a maximum of 2% of net smelter returns, and reimbursement of all property costs incurred from July 1, 1994 through the closing date of March 15, 1995. An additional $602 was paid in cash to certain minority shareholders of MASA and NADSA. Concurrent with the agreement, the Corporation also entered into option agreements, having an initial term of four years each and renewable every four years to acquire the remaining shares of MASA and of NADSA for an exercise price of $100 per share. For accounting and reporting purposes, MASA and NADSA are considered to be wholly-owned subsidiaries of the Corporation.

         MASA and NADSA have no assets or liabilities other than mineral property rights which had been purchased or directly staked. The deemed value of the 4,000,000 shares issued was equal to the accumulated property acquisition costs and exploration expenditures incurred by MASA and NADSA effective July 1, 1994, which totaled $575,537. The acquisition was accounted for using the purchase method with an effective date of July 1, 1994 through the closing date of March 15, 1995, being the date from which the Corporation agreed to reimburse the property costs incurred.

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

     b) As disclosed in Note 2, the business combination of Minera Andes Inc. and Scotia, which was made effective November 6, 1995, has been accounted for using the purchase method whereby Minera Andes Inc. acquired all of the issued and outstanding shares of Scotia. The acquisition has been recorded as follows:

             Assets acquired                                         $    1,986
             Less: liabilities assumed                                   19,201
                                                                     -----------
             Net liabilities assumed                                    (17,215)
             Asset deficiency allocated to accumulated deficit           17,215
                                                                     -----------
             Purchase price                                          $        0
                                                                     ===========

             Consideration given: 336,814 common shares              $        0
                                                                     ===========

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

     c) Minera Providencia Inc. (MPI) was formed on December 2, 1998 under the Business Corporations Act (Alberta). The Corporation holds 71.11% of the issued and outstanding shares of MPI (the remaining shares are held by Jon H. Lehmann, the president of MPI). MPI's interest in the Colombian properties is held through Minera Providencia S.A. (MPSA), which was incorporated under the laws of Colombia on April 17, 1998, as a private Colombian corporation. MPI owns 92% of the issued and outstanding shares of MPSA and has entered into option agreements to acquire the remaining shares for $400.

     d) Transylvania Gold S.R.L. (TGS) was incorporated on October 15, 1999 as a private Romanian corporation to hold the Corporation's mineral interests in Romania. The Corporation owns 100% of TGS.

5.   MINERAL PROPERTIES AND DEFERRED EXPLORATION COSTS

At December 31, 1999, the Corporation, through its subsidiaries, held interests in a total of 175,536 hectares of mineral rights and mining lands in three Argentine provinces and two properties totaling 9,539 hectares in two departments in Colombia and two properties totaling 23,000 hectares in Romania. Under its present acquisition and exploration programs, the Corporation is continually acquiring additional mineral property interests and exploring and evaluating its properties. If, after evaluation, a property does not meet the Corporation's requirements, then the property and deferred exploration costs are written off to operations. All properties in Argentina are subject to a royalty agreement as disclosed in Note 8. Mineral property costs and deferred exploration costs are as follows:


                                                                                 Exploration
                                           Carrying Value     Acquisition            and                             Carrying Value
   Province/                                December 31,         Costs            Overhead          Write-Offs        December 31,
    Region              Property                1998              1999              1999               1999               1999
=============== ========================  ================  ================  =================  =================  ================
                                                              ARGENTINA
                ========================  ================  ================  =================  =================  ================
San Juan        Agua Blanca                   $          0       $         0       $     31,268           $(31,268) $              0
                Cateos                             433,872                 0             30,478           (149,689)          314,661
Mendoza         Cateos                             399,183                 0              4,892           (404,075)                0
Neuquen         Cateos                              62,541                 0                 14            (62,555)                0
                El Pluma                           507,940             2,478                             1,150,157
Santa Cruz
                335,704
                Cerro Saavedra                     765,770             1,888            232,789                  0         1,000,447
                Cateos                             402,861             2,190             66,488                  0           471,539
Rio Negro       Cateos                              71,822                 0              1,084            (72,906)                0
Chubut          Arroyo Verde                             0               601              8,880             (9,481)                0
                Cateos                             196,641                80             14,943                  0           211,664
Northern        Cateos                             187,048                 0                 30           (187,078)                0
                                                              COLOMBIA
Santander and   California-Vetas                   156,270             5,154             13,715                  0           175,139
Putumayo        Mocoa

                                                              ROMANIA

Hunedoara       Voia                               121,763               371            177,161                  0           299,295
Harghita        Ostoros

TOTAL                                           $3,305,711           $12,762         $1,221,481          $(917,052)       $3,622,902
=============== ========================  ================  ================  =================  ================== ================

                                                                                 Exploration
                                           Carrying Value     Acquisition            and                             Carrying Value
   Province/                                December 31,         Costs            Overhead          Write-Offs        December 31,
    Region              Property                1997              1998              1998               1998               1998
=============== ========================  ================  ================  =================  =================  ================
                                                              ARGENTINA
                ========================  ================  ================  =================  =================  ================
San Juan        Agua Blanca                    $   680,717          $111,139        $   291,143        $(1,082,999) $              0
                Cateos                             367,431             2,867             63,574                  0           433,872
Mendoza         Santa Clara                        713,285            35,000              8,272           (756,557)                0
                Cateos                             343,788                 0             55,395                  0           399,183
Neuquen         Cateos                               4,839             2,844             54,858                  0            62,541
Santa Cruz      El Pluma/Cerro Saavedra            335,704            19,616            918,390                  0         1,273,710

                Cateos                             239,753            41,627            121,481                  0           402,861
Rio Negro       Cateos                              64,119                 0              7,703                  0            71,822
Chubut          Arroyo Verde                        81,943             3,183            280,723           (365,849)                0
                Cateos                             127,256             8,962             60,423                  0           196,641
Northern        Cateos                             178,632                 0            130,179                  0           308,811
                                                              COLOMBIA
Santander and   California-Vetas                    89,389             2,989             63,892                  0           156,270
Putumayo        Mocoa

TOTAL                                           $3,226,856          $228,227         $2,056,033        $(2,205,405)       $3,305,711
=============== ========================  ================  ================  =================  ================== ================

     a)  Agua Blanca Project
         The Agua Blanca project was located northwest of the city of San Juan in San Juan Province. Agua Blanca was held by the Corporation under a four year option-to-purchase agreement, dated June 21, 1995.

         Following drilling programs on the Agua Blanca property from 1996 though late 1998, the Corporation evaluated the prospects for the property early in 1999, and the property was abandoned, the underlying contract with the landowner was terminated and the Corporation wrote off $1,082,999 in 1998 and $31,268 in 1999.

     b)  Santa Clara Projects
         The Santa Clara project was located in northwest Mendoza Province. The Corporation had an option-to- purchase agreement to earn a 100% interest in the property.

         In March 1996, the Corporation signed a Memorandum of Understanding with Cominco Ltd. regarding the Santa Clara property. After exploration programs on the Santa Clara property, Cominco terminated the Memorandum of Understanding with respect to Santa Clara in July 1997.

         Following attempts to joint venture the property, it was abandoned in mid-1998, and all underlying contracts with landowners were terminated, with a write-off to operations in 1998 of $756,557.

     c)  El Pluma/Cerro Saavedra Projects
         The contiguous El Pluma and Cerro Saavedra properties are located in north central Santa Cruz Province. The properties, made up of applications for cateos, were located during the Corporation's regional exploration program. The Corporation conducted drill programs on the properties in 1998 and 1999. The

         Corporation  acquired  additional  applications for cateos during 1998.
         Jointly,   at  December  31,   1999,   the   properties   now  comprise
         approximately 88,000 hectares.

     d)  Arroyo Verde Project
         The Arroyo Verde project was located in northeast Chubut Province. The Corporation entered into a joint venture agreement in 1997 but, following a drilling program on the property in 1998, the Corporation withdrew from the joint venture with write-offs to operations of $365,849 in 1998 and $9,481 in 1999.

     e)  Colombian Projects
         The California-Vetas project is located in the Eastern Cordillera of the Andes Mountains in the eastern part of the Department of Santander. The property totals approximately 4,700 hectares consisting of two wholly-owned and three option-to-purchase agreements for five granted exploration licenses.

         The Mocoa project is comprised of a 4,800 hectare application for an exploration license. The project is located in southern Colombia, approximately 100 km north of the Ecuador border, in the Department of Putumayo.

     f)  Romanian Projects
         The Voia project is located in the Golden Quadrilateral of the Transylvania region of Romania, northwest of Bucharest. On March 12, 1999, the Corporation signed an exclusive License of Concession for Exploration on the 4,900 hectare Voia property. The Ostoros project is located in the eastern Carpathian mountains, north of Bucharest. On
         March 12, 1999, the Corporation signed an exclusive License of Concession for Exploration on the 18,100 hectare Ostoros property.

     g)  Write-Off of Mineral Property and Deferred Exploration Costs
         The Corporation has acquired exploration concessions, entered into option agreements and contracts, and carried out exploration on certain properties where it has determined that it would be unlikely that additional work would result in the discovery of economic reserves. Accordingly, any acquisition payments and the accumulated cost of exploration on those properties have been written off to operations. These write-offs totaled $917,052 in 1999 and $2,205,405 in 1998 (which included the amounts for Agua Blanca, Santa Clara and Arroyo Verde as noted above).

6.   CAPITAL ASSETS

                                   December 31, 1999                              December 31, 199
                                   -----------------                              -----------------
                                      Accumulated                                    Accumulated
                         Cost        Depreciation         Net           Cost         Depreciation          Net
                      --------       ------------         ---           ----         ------------          ---
  Vehicles            $163,151        $111,251         $51,900        $269,408         $132,430          $136,978
  Office Equipment      25,871          15,712          10,159          25,871            9,609            16,262

                      $189,022        $126,963         $62,059        $295,279         $142,039          $153,240
                      ========        ========         =======        ========         ========          ========

7.   SHARE CAPITAL

     a)  Authorized
         The Corporation has authorized capital of an unlimited number of common shares, with no par value, and an unlimited number of preferred shares, with no par value.

     b)  Issued, Allotted and/or Subscribed:

                                                                                          Number
                                                                                       of Shares                  Amount
                                                                                     -----------             -----------
Common shares issued:
  Issued for cash on incorporation                                                             1             $         1
  Issued for acquisition of subsidiaries
  (Issued March 15, 1995-see Note 4)                                                   4,000,000                 575,537
  Subscriptions received for private placement                                                 0                  57,069
                                                                                     -----------             -----------
Balance, December 31, 1994                                                             4,000,001                 632,607
  Issued for cash (Cdn$0.10 each)                                                      1,000,000                  70,850
  Issued for cash (Cdn$0.40 each)                                                      2,345,094                 669,058
  Issued for cash (Cdn$1.00 each)                                                      3,031,000               2,237,071
  Issued for finder's fee                                                                150,000                       0
  Issued for services                                                                    168,000                       0
  Issued for subsidiary (see Note 4)                                                     336,814                       0
  Subscriptions applied                                                                        0                 (57,069)
                                                                                     -----------             -----------
Balance, December 31, 1995                                                            11,030,909               3,552,517
  Issued for cash (Cdn$1.50 each)                                                      1,433,333               1,535,553
  Issued for broker special warrants                                                      90,400                       0
  Issued for cash (Cdn$3.42 each)                                                        877,194               2,174,388
  Issued to N.A. Degerstrom, Inc.
    For cash (Cdn$1.44 each)                                                             500,000                 514,608
    For cash on exercise of warrants (Cdn$1.75 each)                                     500,000                 625,392
  Issued for cash on exercise of warrants (Cdn$1.80 each)                                 67,500                  89,220
  Subscriptions received for private placement                                                 0               4,873,336
                                                                                     -----------             -----------
Balance, December 31, 1996                                                            14,499,336              13,365,014
  Issued for cash on exercise of warrants (Cdn$1.80 each)                              1,271,233               1,689,102
  Issued for cash (private placement-Cdn$2.10 each)                                    3,370,481               4,873,336
  Subscriptions applied                                                                        0              (4,873,336)
  Issued for cash on exercise of options (Cdn$1.44 each)                                  75,000                  78,146
                                                                                     -----------             -----------
Balance, December 31, 1997                                                            19,216,050              15,132,262
  Issued for cash on exercise of warrants (Cdn$1.60 each)                                720,383                 806,136
  Issued for cash on exercise of options (Cdn$1.15 each)                                  15,000                  11,936
  Issued for cash on exercise of warrants (Cdn$1.53 each)                                438,597                 464,332
                                                                                     -----------             -----------
Balance, December 31, 1998                                                            20,390,030              16,414,666
  Issued for cash (by prospectus Cdn$0.25)                                             3,214,540                 545,874
  Issued for broker's fees                                                               128,582                       0
                                                                                     -----------             -----------
Balance, December 31, 1999                                                            23,733,152             $16,960,540
                                                                                     ===========             ===========


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

              ii) In May 1996,  the  Corporation  concluded a private  placement with Cominco Ltd. with the issuance of 877,194 common shares and 877,194 Cominco warrants at a price of Cdn$3.42 for gross proceeds of Cdn$3,000,003 (US$2,174,388). Two Cominco warrants entitled Cominco to acquire one additional common share at any time on or before May 10, 1997 at a price of Cdn$3.98 per share. In May 1997, the Corporation extended the date for the exercise of the Cominco warrants until May 10, 1998. In May 1998, the Corporation amended the exercise price to Cdn$1.53 and Cominco fully exercised the warrants.

              iii)Following  regulatory and shareholder  approval,  in July 1996 the Corporation issued 500,000 units under the Degerstrom Subscription Agreement (see Note 9b) at a price of Cdn$1.44 per unit. Each unit was comprised of one common share and one share purchase warrant. Each warrant entitled the holder, N.
                  A. Degerstrom, Inc. (NAD), to purchase one additional common share for Cdn$1.75 at any time until January 11, 1998. The warrants were also exercised in July 1996.

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

              v) On December 14, 1999, the Corporation raised gross proceeds of Cdn$803,635 (US$545,874) through a unit offering by way of a Canadian offering in late 1999 with the issuance of 3,214,540 units at a price of Cdn$0.25 per unit. Each unit comprised one common share and one share purchase warrant, which entitles the holder to purchase one further common share at an exercise price of Cdn$0.35 on or before December 14, 2000. In connection with the financing, the Corporation paid a 7.5 percent commission on the gross proceeds and issued common shares equal to 4 percent of the units sold (128,582 shares) as additional commission.

     c)  Stock Options
         At December 31, 1999, there were options held by directors, officers and employees of the Corporation for the purchase of common shares as follows:

                Number of Shares         Exercise Price          Expiry Date
                ----------------         --------------          -----------
                      190,000               Cdn$0.68            January 10, 2001
                      220,000               Cdn$0.68            March 2, 2003
                    1,251,000               Cdn$0.55            June 3, 2004
                      179,000               Cdn$0.59            June 3, 2004
                   ----------
                    1,840,000

     See Note 13f for stock-based compensation disclosure.

     d)  Warrants
         At December 31, 1999, warrants were outstanding to acquire 3,214,540 common shares at an exercise price of Cdn$0.35 per share on or before December 14, 2000.

     e)  Escrow
         During 1998, the final 1,333,334 million shares were released to NAD from escrow (see Note 4a).

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

     c) Under the terms of the acquisition agreement disclosed in Note 4a, the Corporation may be obligated to issue additional common shares as consideration for the acquisition of its subsidiaries. The number of shares that would be issued to NAD upon a property reaching bankable feasibility would be 1,213,409 common shares of the Corporation.

9.   RELATED PARTY TRANSACTIONS

     a) Concurrent with the acquisition of the Corporation's wholly-owned subsidiaries as disclosed in Note 4a, the Corporation also entered into an operating agreement effective March 15, 1995 with the vendor, NAD. As a result of the acquisition agreement, NAD is currently the controlling shareholder of the Corporation. Under the terms of the operating agreement, NAD will operate and manage the exploration program on all properties and provide related off-site administrative assistance, as required. Consideration will be 15% of the costs incurred by NAD on behalf of the Corporation. Costs paid directly by the Corporation are not subject to the fee. Included in the agreement are fixed rental rates for equipment owned by NAD. During the years ended December 31, 1999 and 1998, administrative fees were paid to NAD of $48,240 and $54,271 on total costs incurred by the Corporation of $492,325 and $749,041, respectively. Equipment rentals of $6,070 and $6,070 were included in the total costs for 1999 and 1998, respectively.

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

     c) During 1999 and 1998, the Corporation incurred the following transactions with related parties: financial consulting to a director and officer totaling $38,395 and $39,130, and legal fees to a firm in which a director and officer is an associate, totaling $114,144 and $49,435, respectively.

10.  INCOME TAXES

Due to the losses incurred by the Corporation, there is no income tax provision or benefit recorded for all periods presented. The Corporation has Canadian non-capital losses available to carry forward to apply against future taxable income of approximately Cdn$4.2 million expiring as follows:

     2000  Cdn        $454,000
     2001  Cdn        $660,000
     2002  Cdn        $782,000
     2003  Cdn      $1,147,000
     2004  Cdn      $1,153,000

11.  COMPARATIVE FIGURES

Certain financial statement line items from prior years have been reclassified to conform with the current year's presentation. These reclassifications had no effect on the net loss and accumulated deficit as previously presented.

12.  SUBSEQUENT EVENTS

On January 31,  2000,  the  Corporation  raised gross  proceeds of Cdn$1,496,365
(US$1,032,973) through a further unit offering by way of a Canadian offering with the issuance of 5,985,460 units at a price of Cdn$0.25 per unit. Each unit comprised one common share and one common share purchase warrant, which entitles the holder to purchase one further common share at an exercise price of Cdn$0.35 on or before January 31, 2001. In connection with the financing, the Corporation paid 7.5 percent commission on the gross proceeds and issued 191,418 common shares as additional commission.

On February 7, 2000, the Corporation announced that for all the warrants issued as part of the fully marketed prospectus offering, the expiry date would be January 31, 2001.

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

     b)  Non-Cash Issuance of Common Shares
         Under U.S. GAAP, value is assigned to issuances of common shares for non-cash consideration and the basis for valuing the consideration is stated.

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

           iii) During 1999, the Corporation issued 128,582 common shares for a broker's fee, in connection with the offering of common shares by way of a prospectus. Under U.S. GAAP, these shares would be valued at Cdn$0.25 per share (about $22,000), being the fair market value of the shares issued.

          iv) Share issuance costs are offset against share proceeds resulting in no net change to share capital.

     c)  Acquisition of Scotia
         During 1995, the Corporation issued 336,814 common shares for the acquisition of Scotia (see Note 4b). Under U.S. GAAP, these shares would be valued at $248,590, the fair market value of the shares issued. This value, plus the $17,215 of net liabilities of Scotia assumed by the Corporation, would have been recorded as property rights at the acquisition date under U.S. GAAP.

     d) Compensation Expense Associated with Release of Shares from Escrow Under U.S. GAAP, stock compensation expense is recorded as shares held in escrow become eligible for release based upon the number of shares eligible for release and the market value of the shares at that time. Under Canadian GAAP, no value is attributed to such shares released and no compensation expense is recorded. Shares become eligible for release from escrow based on deferred exploration expenditure in accordance with the Escrow Agreement (see Note 4a) and with the consent of The Alberta Stock Exchange. During the years ended December 31, 1999 and 1998 and for the period from July 1, 1994 (commencement) through December 31, 1999, the Corporation would have recorded compensation expense of $0, $0 and $6,324,914, respectively, under U.S. GAAP.

     e)  Mineral Properties and Deferred Exploration Costs
         The U.S. Securities and Exchange Commission staff has taken the position that a U.S. registrant without proven and probable economic reserves, in most cases, could not support the recovery of the carrying value of deferred exploration costs. Therefore, the Corporation has presented the effect of expensing all deferred exploration costs as a reconciling item between U.S. and Canadian GAAP.

     f)  Stock-Based Compensation
         At December 31, 1999, the Corporation has one stock option plan. The aggregate number of shares to be delivered upon the exercise of all options granted under the plan shall not exceed 10% of the Corporation's issued and outstanding common shares, up to a maximum of 3,000,000 shares. The options vest immediately and are exercisable over terms of up to a maximum of five years. Under Canadian generally accepted accounting principles, the Corporation is not required to report, and has not reported, any stock-based compensation expense in the consolidated financial statements. Had compensation expense for the stock option plan been determined based on the fair market value based method, in accordance with the FASB SFAS No. 123, the Corporation's net loss for the year and net loss per common share would have been increased to the pro forma amounts below:

                                                         1999             1998
                                                         ----             ----
         Net loss for the year          As reported:   $1,766,517     $3,389,208
                                        Pro forma:     $2,277,699     $3,759,985
         Net loss per common share      As reported:        $0.09          $0.17
                                        Pro forma:          $0.11          $0.19

         The fair value of each option  grant is  estimated on the date of grant
         using  the  Black-Scholes  option-pricing  model  with   the  following
         weighted average assumptions used for grants in 1999 and 1998:

                                                 1999          1998
                                                 ----          ----
         Dividend yield (%)                         0             0
         Expected volatility (%)                  152           134
         Risk-free interest rates (%)            5.68          5.05
         Expected lives (years)                     5             5

         Approximately $20,000 of the compensation expense in 1999 ($207,000 in 1998) resulted from modifications to the exercise prices and remaining lives of previously granted options.

         A summary of the status of the Corporation's stock option plan as of December 31, 1999 and 1998, and changes during the years ended on those dates is:


                                                       1999                                 1998
                                                       ----                                 ----
                                                                (Cdn)                                (Cdn)
                                                              Weighted                              Weighted
                                                                Ave.                                  Ave.
                                                              Exercise                              Exercise
                                             Options            Price             Options            Price
------------------------------------------------------------------------------------------------------------
Outstanding and exercisable at
beginning of year                           1,610,000           $1.19           1,375,000              $1.96
Granted                                     1,445,000           $0.56             250,000              $1.10
Exercised                                           0               0             (15,000)             $1.15
Forfeited                                  (1,215,000)              0                   0                  0
                                          ------------        -------          -----------         ---------
Outstanding and exercisable at
end of year                                 1,840,000           $0.58           1,610,000              $1.19
                                          ============          =====          ===========         =========
Weighted average fair value of                                  $0.51                                  $0.97
                                                                =====                              =========
options granted during the year

          The range of exercise prices is from Cdn$0.55 to Cdn$0.68 with a weighted average remaining contractual life of 3.92 years at December 31, 1999.

     g)  Impact on Consolidated Financial Statements

         The impact of the above on the consolidated financial statements is as follows:

                                                        December 31, 1999                  December 31, 1998
                                                        -----------------                  -----------------
Accumulated deficit, end of period, per Canadian
GAAP                                                       $12,999,237                        $11,061,405
Adjustment for acquisition of Scotia                           248,590                            248,590
Adjustment for compensation expense                          6,324,914                          6,324,914
Adjustment for share issue costs                              (738,830)                          (567,515)
Adjustment for deferred exploration costs                    3,482,068                          3,175,473
                                                        ---------------                     --------------
Accumulated deficit, end of period, per U.S.               $22,315,979                        $20,242,867
                                                        ===============                     ==============
GAAP


Share capital, per Canadian GAAP                           $16,960,540                        $16,414,666
Adjustment for acquisition of Scotia                           248,590                            248,590
Adjustment for compensation expense                          6,324,914                          6,324,914
Adjustments for share issue costs                             (738,830)                          (567,515)
                                                        ---------------                    ---------------
Share capital, per U.S. GAAP                               $22,795,214                        $22,420,655
                                                        ===============                    ===============

                                                                                                                   Period from
                                                                             Years Ended                           July 1, 1994
                                                      ----------------------------------------------------        (commencement)
                                                          December 31,                    December 31,               through
                                                             1999                            1998                December 31, 1999
                                                      --------------------             -------------------     ---------------------

Net loss for the period, per
Canadian GAAP                                             $1,766,517                      $3,389,208                $ 12,243,192
Adjustment for acquisition of
Scotia                                                             0                               0                     248,590
Adjustment for compensation
expense                                                            0                               0                   6,324,914
Adjustment for deferred
exploration costs                                            306,595                          (2,915)                  3,482,068
                                                          ----------                      -----------               ------------
Net loss for the period, per U.S.
GAAP                                                      $2,073,112                      $3,386,293                $ 22,298,764
                                                          ==========                      ===========               ============
Basic and diluted net loss per                            $     0.10                      $     0.17
                                                          ==========                      ===========
common share, per U.S. GAAP

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Information with respect to the directors, executive officers and significant employees of the Corporation is set forth below.

Name                             Age         Positions Held

Allen Ambrose                    43          President and Director, Director and CEO of MPI,
                                             Director of MPSA

Brian Gavin                      46          Vice-President of Exploration, Director of MASA
                                             Director of MPSA

Allan J. Marter                  52          Director, Director of MPSA

Jorge Vargas                     58          Director and President of MASA & NADSA

Armand Hansen                    64          Director

John Johnson Crabb               74          Director

A.D. (Darryl) Drummond           63          Director

Bonnie L. Kuhn                   34          Secretary and Director, Secretary and Director of  MPI

Jon H. Lehmann                   43          President of MPI, Secretary of MPSA

Allen Ambrose, President and Director, Director and CEO of MPI, Director of MPSA, has 20 years of experience in the mining industry including his position as Exploration Manager with Degerstrom. Prior to joining Degerstrom in 1988, Mr. Ambrose was a geologist for Cyprus Minerals, Kidd Creek Mines, Molycorp, Boise Cascade and Dennison Mines. Mr. Ambrose has extensive experience in all phases of exploration, project evaluation and project management and has worked as a geologist consultant in the U.S., Venezuela and most recently Argentina. He holds a B. Sc. degree in Geology from Eastern Washington University (EWU). While consulting for Gold Reserve Corporation, he was a co-discoverer of the auriferous massive sulfide exposure that led to their acquisition of the Brisas project in Venezuela. Mr. Ambrose sits on the board of directors of Cadre Resources Ltd. (1994 to present), a company listed on the Vancouver Stock Exchange with mining interests in Venezuela. Mr. Ambrose sits on the board of trustees for the Northwest Mining Association a mining industry association of approximately 3,000 members.

Brian Gavin, Vice President of Exploration, Director of MASA, Director of MPSA, has 20 years of experience in exploration geology. Mr. Gavin has extensive experience in all phases of exploration, project evaluation and project management in the search for precious and base metals, industrial minerals and has worked in the field as project manager and consultant in the U.S., Mexico, Nigeria, Argentina and most recently, in Romania. He holds a B. Sc. (Honours) degree in Geology from the University of London and M. S. degree in Geology and Geophysics from the University of Missouri. From 1981 to 1993, he was a consultant with Ernest K. Lehman & Associates, which is a geological mining consulting firm. From 1993, he has been employed by Degerstrom.

Allan J. Marter, Director, Director of MPSA, was Chief Financial Officer of the Corporation from June 1997 to March 2000 and a director of the Corporation since June 1997. On November 9, 1999, he was appointed Vice President and Chief Financial Officer of Golden Star Resources Ltd. Mr. Marter was a financial advisor in the mining industry and Principal of Waiata Resources, from April 1996 to November 9, 1999 and has provided financial advisory services to the Corporation since April 30, 1996. Mr. Marter is a finance professional with 22 years experience in the mining industry. From 1992 through 1996, he was employed as a director of Endeavor Financial Inc., a mining financial advisory firm. Mr. Marter also serves as a director of Addwest Minerals International, Ltd., Latitude Minerals Corp., Golden Phoenix Minerals Inc., and holds the position of Treasurer for the Northwest Mining Association.

Bonnie L. Kuhn, Secretary and Director, Secretary and Director of MPI, has been the Secretary and a director of the Corporation since June 1997. She has been a solicitor with the firm Ogilvie and Company, Barristers and Solicitors, Calgary, Alberta, from January 1994 to December 31, 1998. Ogilvie and Company of Calgary changed its name to Armstrong Perkins Hudson in 1999. From January 1, 1999 on, Ms. Kuhn has been a partner with Armstrong Perkins Hudson. From August 1993 to December 1994, Ms. Kuhn was a Crown prosecutor with the Government of Alberta, Department of Justice. Ms. Kuhn is a member of the Law Society of Alberta and the Canadian Bar Association. She obtained her LLB from the University of Manitoba in 1989. Ms. Kuhn was a director of Talon Petroleums Ltd., an oil and gas exploration company, from September 1997 to September 1999.

Armand Hansen, Director, is currently Vice President of Operations for Degerstrom. He has held that position for 18 years. His responsibilities include managing 350 employees at various job sites throughout the U.S. and Latin
America. Mr. Hansen has 29 years of experience in the mining industry. Mr. Hansen also serves as Vice- President and director to Aresco Inc. since 1989, a private company with approximately 35 employees and $6 to $7 million in annual sales in 1998. Aresco is a manufacturing company conducting speciality fabrication of mining equipment.

John Johnson Crabb, Director, was a director of Inland Resources, Inc. from 1985 to November 1995. Mr. Crabb was the director of Pegasus Gold Inc. and Vice President of Exploration for Crowsnest Resources Ltd., a wholly owned subsidiary of Shell Canada. Mr. Crabb graduated from the University of British Columbia in 1951 with a Masters Degree in Geology.

A.D. (Darryl) Drummond, Director, is a Ph.D and a professional engineer. He graduated from the University of British Columbia with a B.A.Sc. in Geological Engineering in 1959 and with a M.A.Sc. in 1961. He obtained his Doctorate degree in 1966 from the University of California at Berkeley. As an undergraduate and graduate, he worked with Kennco Explorations (Western) Ltd. during the period 1958 to 1961. He has been associated with the Placer Development Group of Companies since 1963, first with Craigmont Mines Ltd., then Endako Mines and Gibraltar Mines. At the Placer head office since 1967, he initially was a Research Geologist and then Assistant Exploration Manager, Western Canada, for Canex Placer Ltd. During 1977 to 1979, he was Manager of Placer Development y Cia. Ltda. in Santiago, Chile, then returned to the position of Research Geologist with the Technical Services Advisory Group for the Placer Group of Companies in Vancouver. On March 1, 1981, he and David Howard became principals in a mineral exploration management firm called D.D.H. Geomanagement Ltd. with offices in Vancouver, British Columbia. Since 1981, consulting tasks have concentrated on all aspects of mineral deposit evaluation covering precious metal, base metal and industrial mineral types in such countries as Argentina, Canada, Chile, China, Costa Rica, Ecuador, Guyana, Mexico, Philippines, United States of America and Venezuela. He is a member of the Society of Economic Geology and a member of the Geology Section of the Canadian Institute of Mining and Metallurgy. He is the President of D.D.H. Geomanagement from 1981 to the present; Director of Cadre Resources Ltd. from November 1994 to February 1995; and a Director of All North Resources Ltd. from May 1995 to July 9, 1996; Director of International All-North Resources Ltd. from July 10, 1996 to present; Director of The Quinto Mining Corporation from September 11, 1996 to present.

Jorge Vargas, President and Director of MASA and NAD, received his law degree in 1967 from the National University of Buenos Aires, Argentina. He has been in private practice since 1967. Dr. Vargas also studied mining law at the Law Faculty of the University of Mendoza and was on the organizing committee of the First International Water Rights Conference in Mendoza in 1968. Dr. Vargas is a registered attorney in the provinces of Mendoza and San Juan, and at the Federal level.

Jon Lehmann, President of MPI, Secretary of MPSA, has 23 years of experience in exploration and mine geology including his position as General Manager - Northern Andes with the Corporation. Prior to joining the Corporation in 1996, Mr. Lehmann was a geologist for Echo Bay Mines, Cyprus-Amax Minerals, Inland Gold and Silver, Meridian Minerals and Conoco Minerals. He has extensive experience in all phases of exploration, project management, mine development and mine geology. Mr. Lehmann was the project manager of the predevelopment feasibility study of the Cerro Queina gold deposit in Panama for Cyprus-Amax Minerals. He holds a B.Sc. Degree in geology from Washington State University.

The Corporation has six directors, two of whom are executive officers. Directors serve terms of one year or until their successors are elected or appointed. No remuneration of any kind has been paid to any director, in his capacity as such, and there is no intention that they will be remunerated in that capacity in the immediate future. Expenses incurred by directors in connection with their activities on behalf of the Corporation are reimbursed by the Corporation.

ITEM 10.    EXECUTIVE COMPENSATION

Summary of Executive Compensation. The following table sets forth compensation paid, directly or indirectly, by Minera Andes during the last fiscal year for services rendered by Allen Ambrose, President, and for services rendered by each other executive officer whose compensation in the last fiscal year was $100,000 or more ("Named Executives").

                           Summary Compensation Table

                                      Annual Compensation                  Long Term Compensation
                                      -------------------
                                                       Other Annual
                              Fiscal      Salary       Compensation         Securities Underlying
                                          ------       ------------
                               Year         ($)             ($)               Options/SARs (#)
                               ----         ---             ---               ----------------

Allen Ambrose (1)              1999       92,302           8,960(2)               210,000(4)
President                      1998       96,200           9,660                   30,000
                               1997       89,126          11,436                   80,000
Brian Gavin (1)                1999      105,502           9,620(3)               210,000(4)
Vice President of              1998      122,600          11,112                   30,000
Exploration                    1997      117,510          13,762                   80,000

Notes:

(1)    Allen  Ambrose and Brian  Gavin,  as employees  of  Degerstrom,  provided services under the Operating Agreement (See "Description of the Business") which services were invoiced to the Corporation under the Operating Agreement.

(2) During the 1999 fiscal year, the following benefits were provided to Mr. Ambrose by Degerstrom and invoiced to the Corporation:
           401K Base                   $2,748
           401K Match                  $1,832
           Medical Insurance           $4,380

(3) During the 1999 fiscal year, the following benefits were provided to Mr. Gavin by Degerstrom and invoiced to the Corporation:
          401K Base                    $3,144
          401K Match                   $2,096
          Medical Insurance            $4,380

(4) During 1999, 190,000 of these options granted in prior years were canceled.

Stock  Options   Granted  in  1999.  The  following  table  sets  forth  certain information concerning individual stock options granted to the Named Executives during the year ended December 31, 1999.

                      Option Grants in the Last Fiscal Year

                                              Percentage of
                                              Total Options
                           Number of            Granted to             Exercise
                     Securities Underlying     Employees in             Price              Expiration
                      Options Granted (#)      Fiscal Year             (Cdn$/Sh)              Date
                      -------------------      -----------             ---------              ----

Allen Ambrose                210,000                 15%                $0.55(1)          June 3, 2004

Brian Gavin                  210,000                 15%                $0.55(1)          June 3, 2004

Notes:

(1)    During 1999, 190,000 options at Cdn$1.15 were canceled.

Aggregated Option Exercises. The following table sets forth certain information concerning the number of shares covered by both exercisable and unexercisable stock options as of December 31, 1999. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of the Corporation's Common Shares as of December 31, 1999.

                          Fiscal Year-End Option Values


                         Shares                                                             Value of Unexercised
                        acquired                     Number of Unexercised                In-the-Money Options at
                           on          Value       Options at Fiscal Year End             Fiscal Year-End ($)(1)(2)
                                                   --------------------------             -------------------------
                        Exercise      Realized    Exercisable      Unexercisable       Exercisable       Unexercisable
                        --------      --------    -----------      -------------       -----------       -------------
Allen Ambrose              0            $0           290,000             0                  $0                $0
Brian Gavin                0            $0           290,000             0                  $0                $0

Notes:

(1) The value of unexercised in-the-money options was calculated using the closing price of common shares on The Canadian Venture Exchange on December 31, 1999, less the exercise price of in-the-money stock options. On December 31, 1999 the closing price of the Common Shares on The Canadian Venture Exchange was Cdn$0.18.

(2) The currency exchange rate applied in calculating the value of unexercised in-the-money options was the late New York trading rate of exchange for December 31, 1999 as reported by the Wall Street Journal for conversion of United States dollars into Canadian dollars was U.S. $1.00 = Cdn$1.44 or Cdn$1.00 = U.S. $0.69.

Stock Option Plan

The Board of Directors adopted a stock option plan (the "Plan") which was approved with amendments by the shareholders of the Corporation at the Annual and Special Meeting of Shareholders held on June 26, 1996, which was subsequently amended at the Corporation's Annual and Special Meeting of Shareholders held on June 26, 1998. The purpose of the Plan is to afford the persons who provide services to the Corporation or any of its subsidiaries or affiliates, whether directors, officers or employees of the Corporation or its subsidiaries or affiliates, an opportunity to obtain a proprietary interest in the Corporation by permitting them to purchase Common Shares of the Corporation and to aid in attracting, as well as retaining and encouraging the continued involvement of such persons with the Corporation. Under the terms of the Plan, the board of directors has full authority to administer the Plan in accordance with the terms of the Plan and at any time amend or revise the terms of the Plan provided, however, that no amendment or revision shall alter the terms of options already granted. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan shall not exceed 10% of the Corporation's issued and outstanding Common Shares up to a maximum of 3,000,000 shares. No participant may be granted an option under the Plan which exceeds the number of shares permitted to be granted pursuant to rules or policies of any stock exchange on which the Common Shares is then listed.

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

At December 31, 1999, 1,160,000 options were available for grant under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership, as of March 15, 2000, of the Common Shares by (i) each person known by the Corporation to own beneficially more than 5% of the Common Shares, (ii) each director of the Corporation, (iii) the Chief Executive Officer and each other officer named in the Summary Compensation Table and (iv) all directors and executive officers as a group. Except as otherwise noted, the Corporation believes the persons listed below have sole investment and voting power with respect to the Common Shares owned by them.

                                                 Shares
                                              Beneficially       Percentage of
Name and Address                                Owned (1)      Common Shares (1)
----------------                                ---------     -----------------

Named Executive Officers and Directors

Allen Ambrose                                 407,200 (2)          1.34%
3303 North Sullivan Road
Spokane, WA 99216

Armand Hansen                                 291,000 (3)          0.96%
3303 North Sullivan Road
Spokane, WA 99216

John Johnson Crabb                            190,000 (3)          0.63%
3303 North Sullivan Road
Spokane, WA 99216

Brian Gavin                                   410,400 (2)          1.35%
3303 North Sullivan Road
Spokane, WA 99216

A.D. (Darryl) Drummond                        140,000 (4)          0.46%
3303 North Sullivan Road
Spokane, WA 99216

Bonnie L. Kuhn                                 91,000 (5)          0.30%
1600 Canada Place
407 - 2nd Street S.W.
Calgary, Alberta
T2P 2Y3

Allan J. Marter                               140,000 (4)          0.46%
4828 W. Fair Place
Littleton, CO 80123

5% or Greater Shareholders
Neal A. and Joan L. Degerstrom              5,100,000 (6)(7)       17.0%
3303 North Sullivan Road
Spokane, WA 99216

All directors and
executive officers
as a group (7 persons)                      1,669,800 (8)          5.07%


Notes:

(1) Shares which the person or group has the right to acquire within 60 days after March 15, 2000 are deemed to be outstanding in determining the beneficial ownership of he person or group and in calculating the percentage ownership of the person or group, but are not deemed to be outstanding as to any other person or group.

(2) Includes stock options entitling the holder to acquire 80,000 shares upon payment of Cdn$0.68, and 210,000 shares upon payment of Cdn$0.55.

(3) Includes stock options entitling the holder to acquire 40,000 shares upon payment of Cdn$0.68, and 120,000 shares upon payment of Cdn$0.55.

(4) Includes stock options entitling the holder to acquire 20,000 shares upon payment of Cdn$0.68, and 120,000 shares upon payment of Cdn$0.55.

(5) Includes stock options entitling the holder to acquire 10,000 shares upon payment of Cdn$0.68, and 80,000 shares upon payment of Cdn$0.55.

(6) The Common Shares are owned beneficially by Mr. and Mrs. Degerstrom by virtue of their combined majority control of the record owner, N.A. Degerstrom, Inc.

(7) Does not include 1,213,409 Common Shares reserved for issuance to Degerstrom upon the satisfaction of certain performance criteria. See "Description of Properties - the Degerstrom Agreement."

(8) Includes stock options to acquire 290,000 shares upon payment of Cdn$0.68 and 980,000 shares upon payment of Cdn$0.55.

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

During the years ended December 31, 1999 and 1998, administrative fees were paid to NAD of $48,240 and $54,271 on total costs incurred by the Corporation of $492,325 and $749,041, respectively. Equipment rentals of $6,070 and $6,070 were included in the total costs for 1999 and 1998, respectively.

During 1999 and 1998, the Corporation incurred the following transactions with related parties: financial consulting to a director and officer totaling $38,395 and $39,130, and legal fees to a firm in which a director and officer is an associate, totaling $114,144 and $49,435, respectively.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8K

     a)  Exhibits
         The Exhibits as indexed on pages 65 through 66 of this report are included as part of this Form 10-KSB.

     b)  Reports on Form 8K
         There were no reports on Form 8K filed in the quarter ended December 31, 1999.

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

10.15 Amended Stock Option Plan, dated June 26, 1996, as amended June 26, 1998 (incorporated by reference to Exhibit 10.15 to the Corporation's report on Form 10-KSB for the period ended December 31, 1998).

10.16 Limited Liability Company Agreement (Arroyo Verde) dated October 23, 1997 between the Corporation and Pegasus Gold International, Inc. (incorporated by reference to Exhibit 10.16 to Form 10-KSB for fiscal year ended December 31, 1997).

11.1          Statement regarding the computation of per share loss.*

21.1          List of subsidiaries.*

23.1          Consent of PricewaterhouseCoopers LLP.*

27.1          Financial Data Schedule.*

*    Exhibits filed herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf be the undersigned, thereunto duly authorized, effective March 29, 2000.

     MINERA ANDES INC.
     Registrant


By:     /S/ ALLEN V. AMBROSE
        ---------------------------
        Allen V. Ambrose, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 29, 2000                  By:  /S/ ALLEN V. AMBROSE
       ----------------------               ------------------------------------
                                            Allen V. Ambrose, Director


Date:  March 29, 2000                  By:  /S/ JOHN JOHNSON CRABB
       ----------------------               ------------------------------------
                                            John Johnson (Jack) Crabb, Director


Date:  March 29, 2000                  By:  /S/ A.D. DRUMMOND
       ----------------------               ------------------------------------
                                            A.D. (Darryl) Drummond, Director


Date:  March 29, 2000                  By:  /S/ ARMAND G. HANSEN
       ----------------------               ------------------------------------
                                            Armand G. Hansen, Director


Date:  March 29, 2000                  By:  /S/ BONNIE L. KUHN
       ----------------------               ------------------------------------
                                            Bonnie L. Kuhn, Director


Date:  March 29, 2000                  By:  /S/ ALLAN J. MARTER
       ----------------------               ------------------------------------
                                            Allan J. Marter, Director