Form 10QSB
period 2000-03-31
MINERA ANDES INC /WA
filed 2000-05-15
CIK 1030219

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                   -----------------------------------------

                                  FORM 10-QSB


(Mark One)

  [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

  [ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _____________
                       Commission file Number 000-22731


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares outstanding as of April 30, 2000: 30,000,030 shares of common stock, with no par value

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

================================================================================

                               TABLE OF CONTENTS
                               -----------------



PART I - FINANCIAL INFORMATION

     Item 1    Consolidated Financial Statements.................... 3

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.......  9


PART II - OTHER INFORMATION

     Item 6    Exhibits and Reports on Form 8-K.................... 11


SIGNATURES......................................................... 12

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
                          CONSOLIDATED BALANCE SHEETS
                                (U.S. Dollars)

                                                           March 31,
                                                             2000            December 31,
                                                          Unaudited             1999
                                                       -------------        -------------
                                    ASSETS
Current:

       Cash and cash equivalents                       $     854,248         $    483,471

       Receivables and prepaid expenses                       32,941               32,031
                                                       -------------        -------------
       Total current assets                                  887,189              515,502

Mineral properties and deferred exploration costs          3,994,409            3,622,902

Capital assets, net                                           56,393               62,059
                                                       -------------        -------------
       Total assets                                    $   4,937,991         $  4,200,463
                                                       =============        =============

                                LIABILITIES
Current:

       Accounts payable and accruals                   $      79,233         $    155,748

       Due to related parties                                124,919               83,412
                                                       -------------        -------------
       Total current liabilities                             204,152              239,160
                                                       -------------        -------------

                            SHAREHOLDERS' EQUITY

Share capital                                            18,027,623            16,960,540

Accumulated deficit                                     (13,293,784)          (12,999,237)
                                                       -------------        -------------
       Total shareholders' equity                          4,773,839            3,961,303
                                                       -------------        -------------
       Total liabilities and shareholders' equity      $   4,937,991         $  4,200,463
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

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (U.S. Dollars-Unaudited)

                                                                                  Period from
                                                   Three Months Ended            July 1, 1994
                                               --------------------------        (commencement)
                                                  March 31,     March 31,            through
                                                    2000          1999           March 31, 2000
                                               ------------   -----------       ---------------
Administration fees                             $     6,880   $     8,019           $   187,644

Audit and accounting                                 26,790        31,541               253,933

Consulting fees                                      27,998        42,848               810,788

Depreciation                                            986         1,359                50,915

Equipment rental                                      1,517         1,517                20,529

Foreign exchange (gain) loss                         (4,070)      (11,584)              390,005

Insurance                                            16,613        16,144               170,189

Legal                                                30,334        51,988               492,446

Maintenance                                               0            51                   343

Materials and supplies                                    0             0                45,512

Office overhead                                      24,405        48,693             1,233,451

Telephone                                            13,781        18,818               318,733

Transfer agent                                        6,041         1,217                79,635

Travel                                                8,121        15,190               305,240

Wages and benefits                                   39,602        50,847               941,461

Write-off of deferred costs                               0        40,750             7,607,105
                                               ------------   -----------       ---------------
Total expenses                                      198,998       317,398            12,907,929

Gain on sale of capital assets                            0             0               (35,004)

Interest income                                      (8,635)      (16,260)             (439,370)
                                               ------------   -----------       ---------------
Net loss for the period                             190,363       301,138            12,433,555

Accumulated deficit, beginning of the period     12,999,237    11,061,405                     0

Share issue costs                                   104,184             0               843,014

Deficiency on acquisition of subsidiary                   0             0                17,215
                                               ------------   -----------       ---------------
Accumulated deficit, end of the period          $13,293,784   $11,362,543           $13,293,784
                                               ============   ===========       ===============

Basic and diluted net loss per common share     $      0.01   $      0.01
                                               ============   ===========

Weighted average shares outstanding              27,925,345    20,390,030
                                               ============   ===========

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

                                                                                  Period from
                                                   Three Months Ended            July 1, 1994
                                               --------------------------        (commencement)
                                                  March 31,     March 31,            through
                                                    2000          1999           March 31, 2000
                                               ------------   -----------       ---------------
Administration fees                              $    4,098    $    5,893           $   328,599

Assays and analytical                                30,013        52,020               917,369

Construction and trenching                                0             0               507,957

Consulting fees                                      15,063        32,197               852,681

Depreciation                                          4,680        11,902               147,400

Drilling                                            145,008         4,691               875,393

Equipment rental                                          0         2,315               243,372

Geology                                              56,502       110,037             2,847,732

Geophysics                                                0        10,010               309,902

Insurance                                             5,502         9,706               212,204

Legal                                                   563        23,747               576,946

Maintenance                                           4,682        11,797               152,021

Materials and supplies                               20,652        27,930               428,429

Project overhead                                      3,727         8,666               287,358

Property and mineral rights                          12,165         2,587             1,271,605

Telephone                                             4,068         2,667                62,875

Travel                                               37,514        72,788               961,868

Wages and benefits                                   27,270        41,516               741,664
                                               ------------   -----------       ---------------

Costs incurred during the period                    371,507       430,469            11,725,375

Deferred costs, beginning of the period           3,622,902     3,305,711                     0

Deferred costs, acquired                                  0             0               576,139

Deferred costs written off                                0       (40,750)           (7,607,105)

Mineral property option proceeds                          0             0              (700,000)
                                               ------------   -----------       ---------------

Deferred costs, end of the period                $3,994,409    $3,695,430           $ 3,994,409
                                               ============   ===========       ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. Dollars-Unaudited)

                                                                                  Period from
                                                   Three Months Ended            July 1, 1994
                                               --------------------------        (commencement)
                                                  March 31,     March 31,            through
                                                    2000          1999           March 31, 2000
                                               ------------   -----------       ---------------
Operating Activities

  Net loss for the period                         $(190,363)   $ (301,138)         $(12,433,555)

  Adjustments to reconcile net loss to
  net cash used in operating activities:

    Write-off of incorporation costs                      0             0                   665

    Write-off of deferred costs                           0        40,750             7,607,105

    Depreciation                                        986         1,359                50,915

    Gain on sale of capital assets                        0             0               (35,004)

    Change in:

      Receivables and prepaid expense                  (910)       15,198               (30,955)

      Accounts payable and accruals                 (76,515)       17,401                60,032

      Due to related parties                         41,507         7,224               124,919
                                               ------------   -----------       ---------------
  Cash used in operating activities                (225,295)     (219,206)           (4,655,878)
                                               ------------   -----------       ---------------
Investing Activities

  Incorporation costs                                     0             0                  (665)

  Purchases of capital assets                             0             0              (219,704)

  Mineral properties and deferred exploration      (366,827)     (418,567)          (11,577,975)

  Acquisition of subsidiaries                             0             0                  (602)

  Mineral property option proceeds                        0             0               700,000
                                               ------------   -----------       ---------------
  Cash used in investing activities                (366,827)     (418,567)          (11,098,946)
                                               ------------   -----------       ---------------
Financing Activities

  Shares issued for cash, less issue costs          962,899             0            16,609,072
                                               ------------   -----------       ---------------
  Cash provided by financing activities             962,899             0            16,609,072
                                               ------------   -----------       ---------------
Increase (decrease) in cash and cash
 equivalents                                        370,777      (637,773)              854,248

Cash and cash equivalents, beginning of the
 period                                             483,471     1,869,765                     0
                                               ------------   -----------       ---------------
Cash and cash equivalents, end of the period      $ 854,248    $1,231,992          $    854,248
                                               ============   ===========       ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (U.S. Dollars-Unaudited)



1.   Accounting Policies

The accompanying consolidated financial statements of Minera Andes Inc. (the "Corporation") for the three month periods ended March 31, 2000 and 1999 and for the period from commencement (July 1, 1994) through March 31, 2000 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally
accepted in the United States, as described in Note 2.   Also, they are
unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 1999 financial information has been derived from the Corporation's audited consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999. The accounting policies set forth in the audited annual consolidated financial statements are the same as the accounting policies utilized in the preparation of these consolidated financial statements, except as modified for appropriate interim presentation.

2. Differences Between Canadian and United States Generally Accepted Accounting Principles

Differences between Canadian and U.S. generally accepted accounting principles ("GAAP") as they pertain to the Corporation relate to accounting for share issue costs, loss per share, non-cash issuance of common shares, the acquisition of Scotia Prime Minerals, Incorporated, compensation expense associated with the release of shares from escrow, mineral properties and deferred exploration costs and stock-based compensation and are described in Note 13 to the Corporation's consolidated financial statements for the year ended December 31, 1999.

The impact of the above on the interim consolidated financial statements is as follows:

                                             March 31, 2000   Dec.  31, 1999
                                            ---------------   --------------
Accumulated deficit, end of period,
per Canadian GAAP                               $13,293,784      $12,999,237

Adjustment for acquisition of Scotia                248,590          248,590

Adjustment for compensation expense               6,324,914        6,324,914

Adjustment for share issue costs                   (843,014)        (738,830)

Adjustment for deferred exploration costs         3,841,410        3,482,068
                                            ---------------   --------------
Accumulated deficit, end of period,
per U.S. GAAP                                   $22,865,684      $22,315,979
                                            ===============   ==============

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                           (U.S. Dollars-Unaudited)

                                          March 31,     Dec. 31,
                                            2000          1999
                                        -----------   -----------
Share capital, per Canadian GAAP        $18,027,623   $16,960,540

Adjustment for acquisition of Scotia        248,590       248,590

Adjustment for compensation expense       6,324,914     6,324,914

Adjustment for share issue costs           (843,014)     (738,830)
                                        -----------   -----------
Share capital, per U.S. GAAP            $23,758,113   $22,795,214
                                        ===========   ===========

                                                                        Period from
                                              Three Months Ended        July 1, 1994
                                             ---------------------     (commencement)
                                               March 31,  March 31,       through
                                                 2000       1999       March 31, 2000
                                             ----------  ---------    ---------------
Net loss for the period, per Canadian GAAP     $190,363   $301,138        $12,433,555

Adjustment for acquisition of Scotia                  0          0            248,590

Adjustment for compensation expense                   0          0          6,324,914

Adjustment for deferred exploration costs       359,342    387,132          3,841,410
                                             ----------  ---------    ---------------
Loss for the period, per U.S. GAAP             $549,705   $688,270        $22,848,469
                                             ==========  =========    ===============
Loss per common share, per U.S. GAAP           $   0.02   $   0.03
                                             ==========  =========

3.   Changes to Share Capital

On January 31, 2000, the Corporation raised gross proceeds of Cdn$1,496,365 (US$1,032,973) through a unit offering by way of a Canadian offering with the issuance of 5,985,460 units at a price of Cdn$0.25 per unit. Each unit comprised one common share and one common share purchase warrant, which entitles the holder to purchase one further common share at an exercise price of Cdn$0.35 on or before January 31, 2001. In connection with the financing, the Corporation paid 7.5 percent commission on the gross proceeds and issued 191,418 common shares as additional commission.

During the quarter ended March 31, 2000, the Corporation issued 90,000 shares for the exercise of stock options and received proceeds of Cdn$49,500 (US$34,110).

4.   Basic and Diluted Loss Per Common Share

Basic earnings per share (EPS) is calculated by dividing loss applicable to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. Due to the losses in 2000 and 1999, potentially dilutive securities were excluded from the calculation of diluted EPS, as they were anti-dilutive. Therefore, there was no difference in the calculation of basic and diluted EPS in 2000 and 1999.

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

Overview
--------
The principal business of the Corporation is the exploration and development of mineral properties, located primarily in the Republic of Argentina, consisting of mineral rights and applications for mineral rights, covering approximately 175,536 hectares in three provinces in Argentina. The Corporation also holds a license and an application-in-process for an exploration license in Colombia totaling approximately 9,539 hectares and exploration licenses in Romania totaling approximately 23,000 hectares. The lands comprise option-to-purchase contracts, exploration and mining agreements and direct interests through the Corporation's filings for exploration concessions. The Corporation carries out its business by acquiring, exploring and evaluating mineral properties through its ongoing exploration program. Following exploration, the Corporation either seeks to enter joint ventures to further develop these properties or disposes of them if the properties do not meet the Corporation's requirements. The Corporation's properties are all early stage exploration properties and no proven or probable reserves have been identified.

Plan of Operations
------------------
The Corporation has working capital of $0.7 million, sufficient to cover its budgeted expenditures for mineral property and exploration activities on its properties in Argentina, Colombia and Romania and general and administrative expenses through the end of 2000. During the last three months, the Corporation closed the remaining portion of the prospectus offering for $1.0 million (Cdn$1.5 million) through the issuance of 5,985,460 units at a price of Cdn$0.25 per unit. Completion of this offering included an exercised over-allotment option of Cdn$300,000. The closing was the second and final closing under a prospectus dated November 29, 1999. The total prospectus raised Cdn$2.3 million.

Each unit consisted of one common share and one common share purchase warrant. One common share purchase warrant entitles the holder to purchase one additional common share at Cdn$0.35 per share on or before January 31, 2001. Canaccord Capital Corporation was the agent for the offering, and received a 7.5 percent commission of the gross proceeds, and common shares equal to approximately 4 percent of the units sold, in lieu of the agent's option.

The Corporation has budgeted and plans to spend approximately $0.8 million on its mineral property and exploration activities and general and administrative expenses for the year ending December 31, 2000, with most properties being kept on care and maintenance. The Corporation's existing funds will be sufficient to finance these activities through the end of 2000. If additional funds are raised during 2000, through the exercise of warrants or options, through a further equity financing, by the sale of property interests or by joint venture financing, additional exploration could be planned and carried out on the Corporation's properties over the northern hemisphere summer in Romania, and beginning before year-end for the Latin American projects. If the Corporation were to develop a property or a group of properties beyond the exploration stage, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt, or a combination of equity and debt. The Corporation has no current plan to seek such financing and there is no assurance that such financing, if necessary, would be available to the Corporation on favorable terms.

Results of Operations
---------------------

First quarter 2000 compared with first quarter 1999
The Corporation had a net loss of $190,000 ($0.01 per share) for the first quarter of 2000, compared with a net loss of $301,000 ($0.01 per share) for the first quarter of 1999. The decrease in net loss can be attributed to a reduction in the Corporation's expenses in the first quarter of 2000 as compared
to the first quarter of 1999   Total mineral property and deferred exploration
costs were $372,000 during the first quarter of 2000, compared with $430,000 spent in the first quarter of 1999. The Corporation is maintaining its staff in Argentina at minimum levels, while still completing geological consulting contracts on its major property. Expenditures in both years were focused on the El Pluma/Cerro Saavedra property.

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

At March 31, 2000, the Corporation had cash and cash equivalents of approximately $0.9 million compared to $1.2 million at March 31, 1999. Working capital at March 31, 2000 was $0.7 million, sufficient to cover its budgeted expenditures for mineral property and exploration activities on its properties in Argentina, Colombia and Romania and general and administrative expenses through the end of 2000. The Corporation's operating activities used $0.2 million in each of the first quarters of 2000 and 1999. Investing activities used $0.4 million in each of the first quarters of 2000 and 1999, with focus in both periods being on the El Pluma/Cerro Saavedra property. Financing activities in the first three months of 2000 of $1.0 million, compared to no financing activities in the first three months of 1999, included the second closing of a financing under a prospectus dated November 29, 1999. Cash and cash equivalents increased in the first quarter by $0.4 million in 2000 compared with a decrease of $0.6 million in the same period in 1999.

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





                                    MINERA ANDES INC.


Date: May 15, 2000                  By: /s/ Allen V. Ambrose
      ---------------------             ------------------------------------
                                        Allen V. Ambrose
                                        President

                                    By: /s/ Bonnie L. Kuhn
                                        ------------------------------------
                                        Bonnie L. Kuhn
                                        Secretary and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------



Exhibit
Number      Description
------      -----------

  27        Financial Data Schedule