Form 10QSB
period 2000-06-30
MINERA ANDES INC /WA
filed 2000-08-14
CIK 1030219

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

          For the quarterly period ended June 30, 2000

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________________ to _____________________

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

Shares outstanding as of July 31, 2000: 30,000,030 shares of common stock, with no par value

Transitional Small Business Disclosure Format (Check One):  Yes [ ]   No [X]

================================================================================

                               TABLE OF CONTENTS
                               -----------------


PART I - FINANCIAL INFORMATION

     Item 1    Consolidated Financial Statements.......................   3

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........   9


PART II - OTHER INFORMATION

     Item 4    Submission of Matters to a Vote of Security Holders.....  11

     Item 6    Exhibits and Reports on Form 8-K........................  11


SIGNATURES.............................................................  12


                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
                          CONSOLIDATED BALANCE SHEETS
                           (U.S. Dollars-Unaudited)


                                                                      June 30,         December 31,
                                                                        2000              1999
                                                                    ------------       ------------
                              ASSETS

Current:

        Cash and cash equivalents                                   $    493,962       $    483,471

        Receivables and prepaid expenses                                  46,076             32,031
                                                                    ------------       ------------
                     Total current assets                                540,038            515,502

Mineral properties and deferred exploration costs                      4,201,901          3,622,902

Capital assets, net                                                       50,727             62,059
                                                                    ------------       ------------
                     Total assets                                   $  4,792,666       $  4,200,463
                                                                    ============       ============

                          LIABILITIES

Current:

        Accounts payable and accruals                               $     77,186       $    155,748

        Due to related parties                                           155,398             83,412
                                                                    ------------       ------------
                     Total current liabilities                           232,584            239,160
                                                                    ------------       ------------

                      SHAREHOLDERS' EQUITY

Share capital                                                         18,027,623         16,960,540

Accumulated deficit                                                  (13,467,541)       (12,999,237)
                                                                    ------------       ------------
                     Total shareholders' equity                        4,560,082          3,961,303
                                                                    ------------       ------------
                     Total liabilities and shareholders' equity     $  4,792,666       $  4,200,463
                                                                    ============       ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (U.S. Dollars-Unaudited)


                                                                                                                    Period from
                                        Three Months Ended                         Six Months Ended                 July 1, 1994
                              ---------------------------------------   ---------------------------------------    (commencement)
                                  June 30,              June 30,             June 30,             June 30,             through
                                    2000                  1999                 2000                 1999            June 30, 2000
                              ------------------   ------------------   ------------------   ------------------   ------------------
Administration fees              $     5,788          $     7,360          $    12,668           $    15,379          $   193,432
Audit and accounting                   7,910               11,229               34,700                42,770              261,843
Consulting fees                       28,060               39,137               56,058                81,985              838,848
Depreciation                             985                1,359                1,971                 2,718               51,900
Equipment rental                       1,518                1,518                3,035                 3,035               22,047
Foreign exchange
  (gain) loss                          6,242              (18,758)               2,172               (30,342)             396,247
Insurance                             16,613               16,144               33,226                32,288              186,802
Legal                                 34,447               25,143               64,781                77,131              526,893
Maintenance                                0                    0                    0                    51                  343
Materials and supplies                    31                    0                   31                     0               45,543
Office overhead                       33,762               63,112               58,167               111,805            1,267,213
Telephone                              8,926               11,445               22,707                30,263              327,659
Transfer agent                         2,859                1,187                8,900                 2,404               82,494
Travel                                   460               11,504                8,581                26,694              305,700
Wages and benefits                    33,133               51,127               72,735               101,974              974,594
Write-off of deferred
  costs                                    0                    0                    0                40,750            7,607,105
                              ------------------   ------------------   ------------------   ------------------   ------------------
Total expenses                       180,734              221,507              379,732               538,905           13,088,663
Gain on sale of capital
  assets                                   0                    0                    0                     0              (35,004)
Interest income                       (6,977)              (8,269)             (15,612)              (24,529)            (446,347)
                              ------------------   ------------------   ------------------   ------------------   ------------------
Net loss for the period              173,757              213,238              364,120               514,376           12,607,312
Accumulated deficit,
  beginning of the
  period                          13,293,784           11,362,543           12,999,237            11,061,405                    0
Share issue costs                          0                1,276              104,184                 1,276              843,014
Deficiency on acquisition
  of subsidiary                            0                    0                    0                     0               17,215
                              ------------------   ------------------   ------------------   ------------------   ------------------
Accumulated deficit,
  end of the period              $13,467,541          $11,577,057          $13,467,541           $11,577,057          $13,467,541
                              ==================   ==================   ==================   ==================   ==================
Basic and diluted net
  loss per common share          $      0.01          $      0.01          $      0.01           $      0.03
                              ==================   ==================   ==================   ==================
Weighted average
  shares outstanding              30,000,030           20,390,030           28,962,687            20,390,030
                              ==================   ==================   ==================   ==================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
                 CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES
                        AND DEFERRED EXPLORATION COSTS
                           (U.S. Dollars-Unaudited)

                                                                                                                    Period from
                                        Three Months Ended                         Six Months Ended                 July 1, 1994
                              ---------------------------------------   ---------------------------------------    (commencement)
                                  June 30,              June 30,             June 30,             June 30,             through
                                    2000                  1999                 2000                 1999            June 30, 2000
                              ------------------   ------------------   ------------------   ------------------   ------------------
Administration fees               $    4,840           $    6,072           $    8,938            $   11,965         $   333,439
Assays and analytical                 21,293               49,908               51,306               101,928             938,662
Construction and trenching                 0                2,484                    0                 2,484             507,957
Consulting fees                       14,883               11,797               29,946                43,994             867,564
Depreciation                           4,681               11,903                9,361                23,805             152,081
Drilling                              53,440               78,970              198,448                83,661             928,833
Equipment rental                         696                1,826                  696                 4,141             244,068
Geology                               38,505              107,607               95,007               217,644           2,886,237
Geophysics                                 0               51,304                    0                61,314             309,902
Insurance                              5,503                9,863               11,005                19,569             217,707
Legal                                  2,649               33,267                3,212                57,014             579,595
Maintenance                            1,705                6,640                6,387                18,437             153,726
Materials and supplies                 1,860               10,571               22,512                38,501             430,289
Project overhead                       1,304               10,330                5,031                18,996             288,662
Property and mineral rights              724                3,446               12,889                 6,033           1,272,329
Telephone                              3,116                4,939                7,184                 7,606              65,991
Travel                                20,025               28,685               57,539               101,473             981,893
Wages and benefits                    32,268               39,638               59,538                81,154             773,932
                              ------------------   ------------------   ------------------   ------------------   ------------------
Costs incurred during
  the period                         207,492              469,250              578,999               899,719          11,932,867
Deferred costs, beginning
  of the period                    3,994,409            3,695,430            3,622,902             3,305,711                   0
Deferred costs acquired                    0                    0                    0                     0             576,139
Deferred costs written off                 0                    0                    0               (40,750)         (7,607,105)
Mineral property option
  proceeds                                 0                    0                    0                     0            (700,000)
                              ------------------   ------------------   ------------------   ------------------   ------------------
Deferred costs, end
  of the period                   $4,201,901           $4,164,680           $4,201,901            $4,164,680         $ 4,201,901
                              ==================   ==================   ==================   ==================   ==================

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. Dollars-Unaudited)

                                                                                                                    Period from
                                        Three Months Ended                         Six Months Ended                 July 1, 1994
                              ---------------------------------------   ---------------------------------------    (commencement)
                                  June 30,              June 30,             June 30,             June 30,             through
                                    2000                  1999                 2000                 1999            June 30, 2000
                              ------------------   ------------------   ------------------   ------------------   ------------------
Operating Activities
  Net loss for the period          $(173,757)          $ (213,238)           $(364,120)          $  (514,376)        $(12,607,312)
  Adjustments to reconcile
    net loss to net cash
    used in operating
    activities:
          Write-off of
            incorporation costs            0                    0                    0                     0                  665
          Write-off of
            deferred costs                 0                    0                    0                40,750            7,607,105
          Depreciation                   985                1,359                1,971                 2,718               51,900
          Gain on sale of
            capital assets                 0                    0                    0                     0              (35,004)
          Change in:
            Receivables and
              prepaid expense        (13,135)              30,797              (14,045)               45,995              (44,090)
            Accounts payable
              and accruals            (2,047)             (24,381)             (78,562)               (6,980)              57,985
            Due to related
              parties                 30,479              (11,734)              71,986                (4,510)             155,398
                              ------------------   ------------------   ------------------   ------------------   ------------------
  Cash used in operating
    activities                      (157,475)            (217,197)            (382,770)             (436,403)          (4,813,353)
                              ------------------   ------------------   ------------------   ------------------   ------------------

Investing Activities
  Incorporation costs                      0                    0                    0                     0                 (665)
  Purchases of capital assets              0                    0                    0                     0             (219,704)
  Mineral properties and
    deferred exploration            (202,811)            (457,347)            (569,638)             (875,914)         (11,780,786)
  Acquisition of subsidiaries              0                    0                    0                     0                 (602)
  Mineral property option
    proceeds                               0                    0                    0                     0              700,000
                              ------------------   ------------------   ------------------   ------------------   ------------------
  Cash used in
    investing activities            (202,811)            (457,347)            (569,638)             (875,914)         (11,301,757)
                              ------------------   ------------------   ------------------   ------------------   ------------------

Financing Activities
  Shares issued for cash,
    less issue costs                       0               (1,276)             962,899                (1,276)          16,609,072
                              ------------------   ------------------   ------------------   ------------------   ------------------
  Cash (used in) provided
    by financing activities                0               (1,276)             962,899                (1,276)          16,609,072
                              ------------------   ------------------   ------------------   ------------------   ------------------

Increase (decrease) in
  cash and cash equivalents         (360,286)            (675,820)              10,491            (1,313,593)             493,962
Cash and cash equivalents,
  beginning of the period            854,248            1,231,992              483,471             1,869,765                    0
                              ------------------   ------------------   ------------------   ------------------   ------------------
Cash and cash equivalents,
  end of the period                $ 493,962           $  556,172            $ 493,962           $   556,172         $    493,962
                              ==================   ==================   ==================   ==================   ==================


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (U.S. Dollars-Unaudited)

1.   Accounting Policies

The accompanying consolidated financial statements of Minera Andes Inc. (the "Corporation") for the three month and six month periods ended June 30, 2000 and 1999 and for the period from commencement (July 1, 1994) through June 30, 2000 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 2. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 1999 financial information has been derived from the Corporation's audited consolidated financial statements.

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

The impact of the above on the interim consolidated financial statements is as follows:

                                           June 30, 2000      Dec. 31, 1999
                                           -------------      -------------
Accumulated deficit, end of period,
per Canadian GAAP                           $13,467,541        $12,999,237

Adjustment for acquisition of Scotia            248,590            248,590

Adjustment for compensation expense           6,324,914          6,324,914

Adjustment for share issue costs               (843,014)          (738,830)

Adjustment for deferred exploration
costs                                         4,048,178          3,482,068
                                            -----------        -----------

Accumulated deficit, end of period,
per U.S. GAAP                               $23,246,209        $22,315,979
                                            ===========        ===========

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                           (U.S. Dollars-Unaudited)


                                           June 30, 2000      Dec. 31, 1999
                                           -------------      -------------
Share capital, per Canadian GAAP            $18,027,623        $16,960,540

Adjustment for acquisition of Scotia            248,590            248,590

Adjustment for compensation expense           6,324,914          6,324,914

Adjustment for share issue costs               (843,014)          (738,830)
                                            -----------        -----------

Share capital, per U.S. GAAP                $23,758,113        $22,795,214
                                            ===========        ===========

                                                                                                          Period From
                                       Three Months Ended                    Six Months Ended             July 1, 1994
                                   --------------------------          ---------------------------       (commencement)
                                   June 30,          June 30,          June 30,           June 30,          through
                                     2000              1999              2000                1999        June 30, 2000
                                   --------          --------          --------           --------       -------------
Net loss for the period,
per Canadian GAAP                 $173,757          $213,238          $364,120          $  514,376        $12,607,312

Adjustment for
acquisition of Scotia                    0                 0                 0                   0            248,590

Adjustment for
compensation expense                     0                 0                 0                   0          6,324,914

Adjustment for deferred
exploration costs                  206,768           465,804           566,110             852,936          4,048,178
                                  --------          --------          --------          ----------        -----------
Loss for period, per U.S.
GAAP                              $380,525          $679,042          $930,230          $1,367,312        $23,228,994
                                  ========          ========          ========          ==========        ===========
Loss per common share,
per U.S. GAAP                     $   0.01          $   0.03          $   0.03          $     0.07
                                  ========          ========          ========          ==========

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

During the first quarter of 2000, the Corporation issued 90,000 shares for the exercise of stock options and received proceeds of Cdn$49,500 (US$34,110).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements
-----------------------------------------
The information in this report includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("1934 Act"), and is subject to the safe harbor created by those sections. Factors that could cause results to differ materially from those projected include, but are not limited to, results of current exploration activities, the market price of precious and base metals, the availability of joint venture partners or sources of financing, and other risk factors detailed in the Corporation=s Securities and Exchange Commission filings.

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

Plan of Operations
------------------
The Corporation has working capital of $0.3 million which will be sufficient to cover its budgeted expenditures for mineral property and exploration activities on its properties in Argentina, Colombia and Romania and general and administrative expenses through the end of 2000. During the last six months, the Corporation closed the remaining portion of the prospectus offering for $1.0 million (Cdn$1.5 million) through the issuance of 5,985,460 units at a price of Cdn$0.25 per unit. Completion of this offering included an exercised over-allotment option of Cdn$300,000. The closing was the second and final closing under a prospectus dated November 29, 1999. The total prospectus raised Cdn$2.3 million.

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

The Corporation has budgeted and plans to spend approximately $0.3 million on its mineral property and exploration activities and general and administrative expenses for the balance of the year ending December 31, 2000, with most properties being kept on care and maintenance. Because the Corporation's existing funds will only be sufficient to finance these activities through the end of 2000, the Corporation will need to raise additional funding during the next six months in order to continue its operations over the longer term. If additional funds are raised during 2000, through the exercise of warrants or options, through a further equity financing, by the sale of property interests or by joint venture financing, additional exploration could be planned and carried out on the Corporation's properties over the northern hemisphere fall in Romania, and beginning before year-end for the Latin American projects. If the Corporation were to develop a property or a group of properties beyond the exploration stage, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt, or a combination of equity and debt. The Corporation is working on various plans to obtain such financing but there is no assurance that such financing will be available to the Corporation on favorable terms.

Results of Operations
---------------------

Second quarter 2000 compared with second quarter 1999

The Corporation had a net loss of $174,000 ($0.01 per share) for the second quarter of 2000, compared with a net loss of $213,000 ($0.01 per share) for the second quarter of 1999, as the Corporation continued to cut costs wherever possible. Total mineral property and deferred exploration costs were $207,000 during the second quarter of 2000, compared with $469,000 spent in the second quarter of 1999. There were exploration drilling programs in both periods, but the Corporation was able to realize some savings in a number of property exploration cost areas.

Six months ended June 30, 2000 compared with the six months ended June 30, 1999

The Corporation had a net loss of $364,000 for the six months ended June 30, 2000, compared with a net loss of $514,000 for the comparable period in 1999. Total mineral property and deferred exploration costs for the six months were $579,000 in 2000 and $900,000 in the comparable period of 1999. Expenditures in both years were focused on the El Pluma/Cerro Saavedra property. Deferred expenditures related to mineral properties and exploration were $4,202,000 at June 30, 2000, compared with $4,165,000 at June 30, 1999.

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

At June 30, 2000, the Corporation had cash and cash equivalents of $494,000, compared to $556,000 at June 30, 1999. Working capital at June 30, 2000 was $307,000. The Corporation's operating activities showed some savings and used $383,000 for the first six months of 2000, compared with $436,000 in 1999. Investing activities were $570,000 in the 2000 period compared with $876,000 in 1999. The focus in both periods was on the El Pluma/Cerro Saavedra property. Cash and cash equivalents increased in the first six months of 2000 by $10,000 compared to a decrease of $1,314,000 in the same period in 1999.

The Corporation's ability to continue in operation is dependent on its ability to secure additional financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. Management is actively pursuing such additional sources of financing; however, in the event this does not occur, there is doubt about the ability of the Corporation to continue as a going concern.

These financial statements do not include the adjustments that would be necessary should the Corporation be unable to continue as a going concern.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

     a. The Corporation held its annual general and special meeting of shareholders in Calgary, Alberta on June 23, 2000.

     b. The following directors were elected at the meeting: Allen V. Ambrose, John Johnson Crabb, A.D. Drummond, Armand Hansen, Bonnie L. Kuhn and Allan J. Marter.

     c.   The following matters were voted on at the meeting:


                                                                                          Abstentions/
                                                                                             Broker
                      Matters                            For         Against   Withheld     Non-Votes
-------------------------------------------------------------------------------------------------------

 Ordinary resolution setting the number of
 directors at six (6):                                14,925,470      8,800                    357,768
-------------------------------------------------------------------------------------------------------

 Election of directors for the ensuing year to be
 Allen V. Ambrose, Armand Hansen, Bonnie L. Kuhn,
 John Johnson Crabb, A.D. Drummond, and Allan J.
 Marter                                               14,915,870                 20,700        355,468
-------------------------------------------------------------------------------------------------------

 Approve the issuance of up to 30,000,030 common
 shares during the next 12 months:                    14,755,120    165,750                    371,068
-------------------------------------------------------------------------------------------------------

 Approve, by disinterested stockholders, the
 participation by N.A. Degerstrom, Inc., Allen
 Ambrose and Brian Gavin in any private
 placements within the next 12 months:                 3,083,553    122,763                  6,617,122
-------------------------------------------------------------------------------------------------------

 Approve the amendment to the Corporation's stock
 option plan:                                          8,489,270    187,346                  6,615,422
-------------------------------------------------------------------------------------------------------

 Approve the Corporation to hold shareholder
 meetings outside of Alberta, Canada                   8,551,303    120,113                  6,620,622
-------------------------------------------------------------------------------------------------------

 Appointment of PricewaterhouseCoopers LLP as
 auditor for the ensuing year at a remuneration
 to be fixed by the directors:                        14,922,870                 11,300        357,868
-------------------------------------------------------------------------------------------------------

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



                                       MINERA ANDES INC.


Date: August 11, 2000                  By: /s/ Allen V. Ambrose
      -----------------------              -------------------------------------
                                           Allen V. Ambrose
                                           President



Date: August 11, 2000                  By: /s/ Bonnie L. Kuhn
      -----------------------              -------------------------------------
                                           Bonnie L. Kuhn
                                           Chief Financial Officer and Secretary

                                 EXHIBIT INDEX
                                 -------------


Exhibit
Number    Description
------    -----------

  27      Financial Data Schedule