Form 10QSB
period 2000-09-30
MINERA ANDES INC /WA
filed 2000-11-14
CIK 1030219

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             _____________________

                                  FORM 10-QSB


(Mark One)

    [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

    [_]         TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ____________ to _______________
                       Commission file Number 000-22731


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Shares outstanding as of October 31, 2000: 30,000,030 shares of common stock, with no par value

Transitional Small Business Disclosure Format (Check One):  Yes [_]   No [X]

================================================================================

                               TABLE OF CONTENTS
                               -----------------

PART I - FINANCIAL INFORMATION

     Item 1   Consolidated Financial Statements........................    3

     Item 2   Management's Discussion and Analysis of
              Financial Condition and Results of Operations............    9

PART II - OTHER INFORMATION

     Item 6   Exhibits and Reports on Form 8-K.........................   12

SIGNATURES.............................................................   13

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
                          CONSOLIDATED BALANCE SHEETS
                           (U.S. Dollars-Unaudited)

                                                                              September 30,               December 31,
                                                                                  2000                        1999
                                                                          ---------------------       --------------------
                                                          ASSETS

Current:

          Cash and cash equivalents                                                $    327,025              $     483,471

          Receivables and prepaid expenses                                               20,320                     32,031
                                                                          ---------------------       --------------------
                 Total current assets                                                   347,345                    515,502

Mineral properties and deferred exploration costs                                     4,251,090                  3,622,902

Capital assets, net                                                                      46,914                     62,059
                                                                          ---------------------       --------------------
                 Total assets                                                       $ 4,645,349               $  4,200,463
                                                                          =====================       ====================

                                                       LIABILITIES

Current:

          Accounts payable and accruals                                           $      60,074               $    155,748

          Due to related parties                                                        155,487                     83,412
                                                                          ---------------------       --------------------
                 Total current liabilities                                              215,561                    239,160
                                                                          ---------------------       --------------------

                                                       SHAREHOLDERS' EQUITY

Share capital                                                                        18,027,623                 16,960,540

Accumulated deficit                                                                 (13,597,835)               (12,999,237)
                                                                          ---------------------       --------------------
                 Total shareholders' equity                                           4,429,788                  3,961,303
                                                                          ---------------------       --------------------
                 Total liabilities and shareholders' equity                         $ 4,645,349               $  4,200,463
                                                                          =====================       ====================

  The accompanying notes are an integral part of these consolidated financial statements.

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (U.S. Dollars-Unaudited)

                                                                                                                      Period from
                                                       Three Months Ended                  Nine Months Ended          July 1, 1994
                                                -------------------------------   --------------------------------- (commencement)
                                                  September 30,   September 30,      September 30,    September 30,      through
                                                       2000           1999               2000              1999      Sept. 30, 2000
                                                ---------------  --------------   ----------------    -------------  --------------
Administration fees                             $       5,477    $        6,580   $       18,145      $      21,959  $      198,909
Audit and accounting                                    7,197             8,265           41,897             51,035         269,040
Consulting fees                                        18,906            42,422           74,964            124,407         857,754
Depreciation                                              986             1,359            2,957              4,077          52,886
Equipment rental                                         (525)            1,517            2,510              4,552          21,522
Foreign exchange (gain) loss                            4,076             3,291            6,248            (27,051)        400,323
Insurance                                              16,612            16,143           49,838             48,431         203,414
Legal                                                  19,641            27,024           84,422            104,155         546,534
Maintenance                                               398                26              398                 77             741
Materials and supplies                                    (31)                0                0                  0          45,512
Office overhead                                        18,409            26,991           76,576            138,796       1,285,622
Telephone                                               5,922             7,532           28,629             37,795         333,581
Transfer agent                                          3,534             5,539           12,434              7,943          86,028
Travel                                                    520            10,109            9,101             36,803         306,220
Wages and benefits                                     32,911            50,061          105,646            152,035       1,007,505
Write-off of deferred expenditures                          0                 0                0             40,750       7,607,105
                                                -------------    --------------   --------------      -------------  --------------
Total expenses                                        134,033           206,859          513,765            745,764      13,222,696
Gain on sale of capital assets                              0                 0                0                  0         (35,004)
Interest income                                        (3,739)           (2,430)         (19,351)           (26,959)       (450,086)
                                                -------------    --------------   --------------      -------------  --------------
Net loss for the period                               130,294           204,429          494,414            718,805      12,737,606
Accumulated deficit, beginning of the period       13,467,541        11,577,057       12,999,237         11,061,405               0
Share issue costs                                           0                 0          104,184              1,276         843,014
Deficiency on acquisition of subsidiary                     0                 0                0                  0          17,215
                                                -------------    --------------   --------------      -------------  --------------
Accumulated deficit, end of period              $  13,597,835    $   11,781,486   $   13,597,835      $  11,781,486  $   13,597,835
                                                =============    ==============   ==============      =============  ==============
Net loss per common share                       $        0.00    $         0.01   $         0.02      $        0.03
                                                =============    ==============   ==============      =============
Weighted average shares outstanding                30,000,030        20,390,030       29,310,992         20,390,030
                                                =============    ==============   ==============      =============

  The accompanying notes are an integral part of these consolidated financial statements.

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
                 CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES
                        AND DEFERRED EXPLORATION COSTS
                           (U.S. Dollars-Unaudited)

                                                                                                                      Period from
                                                  Three Months Ended                     Nine Months Ended            July 1, 1994
                                         -----------------------------------      -------------------------------    (commencement)
                                           September 30,       September 30,      September 30,     September 30,       through
                                                2000                1999              2000               1999        Sept. 30, 2000
                                         -----------------    --------------      --------------    -------------    --------------
Administration fees                            $    4,988         $    3,836        $   13,926         $   15,801      $   338,427

Assays and analytical                                 160              5,234            51,466            107,162          938,822

Construction and trenching                              0                  0                 0              2,484          507,957

Consulting fees                                    13,521             13,143            43,467             57,137          881,085

Depreciation                                        4,680                958            14,041             24,763          156,761

Drilling                                                0                  0           198,448             83,661          928,833

Equipment rental                                        0                  0               696              4,141          244,068

Geology                                             8,141             45,321           103,148            262,965        2,894,378

Geophysics                                              0                  0                 0             61,314          309,902

Insurance                                           5,899              9,705            16,904             29,274          223,606

Legal                                               4,356             17,245             7,568             74,259          583,951

Maintenance                                           759              2,172             7,146             20,609          154,485

Materials and supplies                                577              1,723            23,089             40,224          430,866

Project overhead                                    2,020             11,090             7,051             30,086          290,682

Property and mineral rights                         5,005              2,188            17,894              8,221        1,277,334

Telephone                                           7,606              1,426            14,790              9,032           73,597

Travel                                              8,228             12,453            65,767            113,926          990,121

Wages and benefits                                 33,249             25,576            92,787            106,730          807,181
                                         ----------------     --------------      ------------      -------------    -------------
Costs incurred during the period                   99,189            152,070           678,188          1,051,789       12,032,056

Deferred costs, beginning of period             4,201,901          4,164,680         3,622,902          3,305,711                0

Deferred costs acquired                                 0                  0                 0                  0          576,139

Deferred costs written off                              0                  0                 0            (40,750)      (7,607,105)

Mineral property option proceeds                  (50,000)                 0           (50,000)                 0         (750,000)
                                         ----------------     --------------      ------------      -------------    -------------
Deferred costs, end of the period              $4,251,090         $4,316,750        $4,251,090         $4,316,750      $ 4,251,090
                                         ================     ==============      ============      =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. Dollars-Unaudited)

                                                                                                                  Period from
                                                                           Nine Months Ended                     July 1, 1994
                                                                ------------------------------------------      (commencement)
                                                                      September 30,     September 30,               through
                                                                          2000               1999               Sept. 30, 2000
                                                              ----------------------  --------------------      ---------------
Operating Activities
     Net loss for the period                                  $         (494,414)     $         (718,805)       $    (12,737,606)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
               Write-off of incorporation costs                                0                       0                     665
               Write-off of deferred expenditures                              0                  40,750               7,607,105
               Depreciation                                                2,957                   4,077                  52,886
               Gain on sale of capital assets                                  0                       0                 (35,004)
               Change in:
                 Receivables and prepaid expense                          11,711                  59,757                 (18,334)
                 Accounts payable and accruals                           (95,674)                (36,755)                 40,873
                 Due to related parties                                   72,075                  12,521                 155,487
                                                              ------------------      ------------------        ----------------
     Cash used in operating activities                                  (503,345)               (638,455)             (4,933,928)
                                                              ------------------      ------------------        ----------------

Investing Activities
     Incorporation costs                                                       0                       0                    (665)
     Sale (purchases) of capital assets                                   (1,853)                 27,026                (221,557)
     Mineral properties and deferred exploration                        (664,147)             (1,027,026)            (11,875,295)
     Acquisition of subsidiaries                                               0                       0                    (602)
     Mineral property option proceeds                                     50,000                       0                 750,000
                                                              ------------------      ------------------        ----------------
     Cash used in investing activities                                  (616,000)             (1,000,000)            (11,348,119)
                                                              ------------------      ------------------        ----------------

Financing Activities
     Shares issued for cash, less issue costs                            962,899                  (1,276)             16,609,072
                                                              ------------------      ------------------        ----------------
     Cash (used in) provided by financing activities                     962,899                  (1,276)             16,609,072
                                                              ------------------      ------------------        ----------------

Increase (decrease) in cash and cash equivalents                        (156,446)             (1,639,731)                327,025
Cash and cash equivalents, beginning of the period                       483,471               1,869,765                       0
                                                              ------------------      ------------------        ----------------
Cash and cash equivalents, end of the period                  $          327,025      $          230,034        $        327,025
                                                              ==================      ==================        ================

  The accompanying notes are an integral part of these consolidated financial statements.

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (U.S. Dollars-Unaudited)


1.  Accounting Policies

The accompanying consolidated financial statements of Minera Andes Inc. (the "Corporation") for the three month and nine month periods ended September 30, 2000 and 1999 and for the period from commencement (July 1, 1994) through September 30, 2000 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 2. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 1999 financial information has been derived from the Corporation's audited consolidated financial statements.

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

The impact of the above on the interim consolidated financial statements is as follows:

                                                                   September 30,                     December 31,
                                                                       2000                              1999
                                                             -----------------------            -----------------------
Accumulated deficit, end of period, per Canadian GAAP              $13,597,835                         $12,999,237
Adjustment for acquisition of Scotia                                   248,590                             248,590
Adjustment for compensation expense                                  6,324,914                           6,324,914
Adjustment for share issue costs                                      (843,014)                           (738,830)
Adjustment for deferred exploration costs                            4,092,362                           3,482,068
                                                             -----------------------            -----------------------
Accumulated deficit, end of period, per U.S. GAAP                  $23,420,687                         $22,315,979
                                                             =======================            =======================

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                           (U.S. Dollars-Unaudited)

                                                                             September 30,                December 31,
                                                                                 2000                         1999
                                                                        ----------------------         ------------------
Share capital, per Canadian GAAP                                                   $18,027,623                $16,960,540

Adjustment for acquisition of Scotia                                                   248,590                    248,590

Adjustment for compensation expense                                                  6,324,914                  6,324,914

Adjustment for share issue costs                                                      (843,014)                  (738,830)
                                                                        ----------------------         ------------------
Share capital, per U.S. GAAP                                                       $23,758,113                $22,795,214
                                                                        ======================         ==================

                                                                                                            Period from
                                     Three Months Ended                       Nine Months Ended             July 1, 1994
                                ---------------------------------       -------------------------------    (commencement)
                                  Sept. 30,           Sept. 30,           Sept. 30,          Sept. 30,        through
                                     2000               1999                 2000               1999       Sept. 30, 2000
                                -------------    ----------------     --------------     --------------    --------------
Net loss for the period, per
Canadian GAAP                   $     130,294     $     204,429       $      494,414     $      718,805      $ 12,737,606

Adjustment for acquisition
of Scotia                                   0                 0                    0                  0           248,590

Adjustment for
compensation expense                        0                 0                    0                  0         6,324,914

Adjustment for deferred
exploration costs                      44,184           149,882              610,294          1,002,818         4,092,362
                                -------------     -------------       --------------     --------------      ------------
Loss for period, per U.S.
GAAP                            $     174,478     $     354,311       $    1,104,708     $    1,721,623      $ 23,403,472
                                =============     =============       ==============     ==============      ============
Loss per common share,
per U.S. GAAP                   $        0.01     $        0.02       $         0.04     $         0.08
                                =============     =============       ==============     ==============

3.   Basic and Diluted Loss Per Common Share

Basic earnings per share (EPS) is calculated by dividing loss applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. Due to the losses in 2000 and 1999, potentially dilutive securities were excluded from the calculation of diluted EPS, as they were anti-dilutive. Therefore, there was no difference in the calculation of basic and diluted EPS in 2000 and 1999.

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

Plan of Operations and Results of Operations
--------------------------------------------
The Corporation has working capital of $0.1 million, only sufficient to cover its budgeted expenditures for mineral property and exploration activities on its properties through the end of 2000.

During the quarter ended September 30, 2000, the Corporation entered into two property transactions and a private placement that will have a near term impact on its operations and financing. Option to purchase agreements were entered into on two of the Corporation's gold exploration properties in Chubut Province, Argentina, for total consideration of $1.25 million and a 2 percent net smelter return royalty. Under the terms of these agreements, the Corporation received $50,000 on signing (recorded as mineral property option proceeds) and will receive a further $50,000 after six months. Payments increase to $100,000 every six months thereafter, until the full $1.25 million has been paid at the end of four years. The Corporation entered into a memorandum of understanding for the exploration and development of its El Pluma/Cerro Saavedra property in Santa Cruz Province, Argentina, whereby the Peruvian company, Mauricio Hochschild & Cia. Ltda. ("Hochschild"), can earn a 51 percent interest in the property by spending $3 million over three years. In addition, Hochschild will pay the Corporation $200,000 upon signing the definitive agreement (expected to be in the fourth quarter of 2000) and semi-annual payments totaling $400,000 per year until pilot plant production is achieved. In September 2000, the Corporation entered into a private placement special warrant financing with its largest shareholder, N.A. Degerstrom, Inc., totaling Cdn$235,000 (approximately $155,000), whereby Degerstrom will be issued 1,175,000 special warrants at a price of Cdn$0.20. Each special warrant unit will be comprised of one common share and one common share purchase warrant. The share purchase warrants will be exercisable for one common share at a price of Cdn$0.20 for the first year and Cdn$0.25 for the second year. This private placement obtained regulatory approval and is expected to be completed in the fourth quarter, 2000.

The Corporation has budgeted and plans to spend approximately $0.2 million on its mineral property and exploration activities and general and administrative expenses for the balance of the 2000 year and is budgeting to spend a total of approximately $0.7 million during 2001, with most properties being kept on care and maintenance. Because the Corporation's existing funds (and funds to be received from the above transactions) will only be sufficient to fund these activities through the next six months, the Corporation will need to raise additional funding during this period in order to continue its operations over the longer term. Such funding could be through a further equity financing, by the sale of additional property interests or by joint venture financing. For the next three years, however, exploration and development on the Corporation's major property, El Pluma/Cerro Saavedra, will be funded by Hochschild under the terms of the definitive agreement. Additional funding will be required to enable the Corporation to plan and carry out exploration on its other properties. There can be no assurance that the Corporation will be successful in raising sufficient funds to continue its exploration program and fund general and administrative expenses.

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

Third quarter 2000 compared with third quarter 1999
The Corporation had a net loss of $130,000 (less than $0.01per share) for the third quarter of 2000, compared with a net loss of $204,000 ($0.01 per share) for the third quarter of 1999. During the 2000 quarter, the Corporation continued its cost cutting in all areas, compared with the 1999 quarter. Total mineral property and deferred exploration costs net, after mineral option proceeds of $50,000, were $49,000 during the third quarter of 2000, compared with $152,000 in the third quarter last year.

Nine months ended September 30, 2000 compared with the nine months ended September 30, 1999 The Corporation had a net loss of $494,000 for the nine months ended September 30,2000, compared with a net loss of $719,000 for the comparable period in 1999. Total mineral property and deferred exploration costs for the nine months net, after mineral option proceeds of $50,000, were $628,000 in 2000 and $1,052,000 in the comparable period last year. Expenditures in both years were focused on the El Pluma/Cerro Saavedra property. Deferred expenditures related to mineral properties and exploration were $4,251,000 at September 30, 2000, compared with $4,317,000 a year earlier.

Liquidity and Capital Resources
-------------------------------
Due to the nature of the mining industry, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future. However, there can be no assurance that the Corporation will be successful with such financings. See "Plan of Operations and Results of Operations".

At September 30, 2000, the Corporation had cash and cash equivalents of $327,000, compared to $230,000 at September 30, 1999. Working capital at September 30, 2000 was $132,000. The Corporation's operating activities showed some savings and used $503,000 for the first nine months of 2000, compared with $638,000 in the same period in 1999. Investing activities were $616,000 in the 2000 period compared with $1,000,000 in the same period in 1999. The focus in both periods was on the El Pluma/Cerro Saavedra property. Cash and cash equivalents decreased by $156,000 the first nine months of 2000 compared to a decrease of $1,640,000 in the same period in 1999.

The Corporation's ability to continue in operation is dependent on its ability to secure additional financing, and while it has been successful in doing so in the past (including the property and financing transactions in "Plan of Operations and Results of Operations" above), there can be no assurance it will be able to do so in the future. Management is actively pursuing such additional sources of financing; however, in the event this does not occur, there is doubt about the ability of the Corporation to continue as a going concern. These financial statements do not include the adjustments that would be necessary should the Corporation be unable to continue as a going concern.

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

                               MINERA ANDES INC.


Date: November 13, 2000                  By: /s/ Allen V. Ambrose
      -------------------------              ---------------------------
                                             Allen V. Ambrose
                                             President

Date: November 13, 2000                  By: /s/ Bonnie L. Kuhn
      -------------------------              ----------------------------
                                             Bonnie L. Kuhn
                                             Chief Financial Officer and
                                             Secretary

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number            Description
------            -----------

  27              Financial Data Schedule