Form 10KSB40
period 2000-12-31
MINERA ANDES INC /WA
filed 2001-03-28
CIK 1030219

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-KSB
(Mark One)
     [X]    Annual report under section 13 or 15(d) of the Securities Exchange
                Act of 1934 for the fiscal year ended December 31, 2000

     [_]    Transition report under section 13 or 15(d) of the Securities
             Exchange Act of 1934 for the transition period from _____ to ___

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for its most recent fiscal year:  Nil

The aggregate market value of the voting stock held by non-affiliates as of March 15, 2001 was $1,718,250.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 15, 2001, the Registrant had 30,046,030 common shares outstanding.

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

                                   Transitional Small Business Disclosure
                                   Format (Check one:) Yes [_] No [X]

================================================================================

                               TABLE OF CONTENTS
                               -----------------

PART I                                                                                              Page
                                                                                                    ----
     Item 1                Description of Business                                                     2

     Item 2                Description of Properties                                                   9

     Item 3                Legal Proceedings                                                          24

     Item 4                Submission of Matters to a Vote
                           of Security Holders                                                        24

PART II

     Item 5                Market for Common Equity and Related
                           Shareholder Matters                                                        25

     Item 6                Management's Discussion and Analysis
                           of Financial Condition and Results of Operations                           26

     Item 7                Financial Statements                                                       30

     Item 8                Changes in and Disagreements With Accountants
                           on Accounting and Financial Disclosure                                     50

PART III

     Item 9                Directors, Executive Officers, Promoters and
                           Control Persons; Compliance with Section 16(a)
                           of the Exchange Act                                                        50

     Item 10               Executive Compensation                                                     52

     Item 11               Security Ownership of Certain Beneficial Owners
                           and Management                                                             55

     Item 12               Certain Relationships and Related Transactions                             56

     Item 13               Exhibits and Reports on Form 8-K                                           57

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

All currency amounts in this report are stated in U.S. dollars unless otherwise indicated. On March 15, 2001, the late New York trading rate of exchange, as reported by The Wall Street Journal for conversion of United States dollars into Canadian dollars was U.S. $1.00 = Cdn $1.56 or Cdn $1.00 = U.S. $0.64.

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

The Corporation's current properties and projects consist of mineral rights and applications for mineral rights covering approximately 163,000 hectares in three Argentine provinces. The lands comprise option to purchase contracts, exploration and mining agreements and direct interests through the Corporation's filings for exploration concessions. The Corporation's properties are all early stage exploration prospects. No proven or probable reserves have yet been identified. See "Description of Properties." The Corporation has no employees, as it is staffed by N.A. Degerstrom, Inc. personnel (3 persons) under the Operating Agreement.

Operating Structure

The Corporation is the product of an amalgamation in November 1995 of Minera Andes and Scotia Prime Minerals, Incorporated, a then inactive Alberta corporation which had previously had its Common Shares listed for trading on The Alberta Stock Exchange (presently, the Canadian Venture Exchange ("CDNX")). The Corporation's interests in its Argentina properties are held through two Argentinean subsidiaries: Minera Andes S.A. ("MASA") and NAD S.A. ("NADSA"). MASA was incorporated under the laws of the Republic of Argentina in September 1994. NADSA was incorporated under the laws of the Republic of Argentina in July 1994. The Corporation's interest in its Colombian properties was held through Minera Providencia Inc. ("MPI"), which was incorporated in December 1998 under the Business Corporations Act (Alberta). The Corporation holds

71.11% of the issued and outstanding shares of MPI and the remaining shares are held by Jon Lehmann, the President of MPI. MPI's Colombian properties are held through Minera Providencia S.A. ("MPSA"), incorporated in April 1998. MPI owns 92% of the issued and outstanding shares of MPSA and has entered into option agreements to acquire the remaining shares for $400. Transylvania Gold S.R.L. ("TGS") was incorporated under the laws of Romania in October 1999, to hold the Corporation's Romanian property interests. The Corporation holds 100% of the issued and outstanding share of TGS.

The corporate structure of Minera Andes is as follows:

                       ------------------------------

                              Minera Andes Inc.         ----------------------
                                  (Alberta)                     71.11%
                                                          Minera Providencia
                       --------------------------                Inc.
                                                               (Alberta)

     --------------------------------------------       ----------------------

     --------------  ---------------   ---------------  ----------------------
           100%             95%              91.6%               92%
       Transylvania    Minera Andes        NAD S.A.       Minera Providencia
         Gold SRL          S.A.           (Argentina)            S.A.
        (Romania)       (Argentina)                           (Colombia)
     --------------  ---------------   ---------------  ----------------------

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

Degerstrom is principally involved in contract mining and road and bridge construction. Degerstrom provides a full range of contract services including geological studies, site drilling, metallurgical analysis, and engineering of pit, process and recovery systems.

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

Many of the properties that the Corporation intends to explore in Argentina are the subject of applications for concessions and licenses, many of which have not yet been granted. The filing of an application for a concession grants the holder the exclusive right to obtain the concession conditioned on the outcome of the approval process. In Argentina, the approval process is an administrative procedure under the authority of the province in which the property is located. The process includes a public notice and approval procedure allowing third parties to give notice of opposition or prior claim, if any, before the title to the concession is granted. Although the Corporation believes that it has taken all necessary steps with respect to the application, approval and registration process for the property concessions and licenses it has currently applied for and property transactions to which it is a party, there is no assurance that any or all applications will result in issued concessions or that the public registrations will be timely approved.

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

Control by Single Shareholder; Conflicts of Interest. At December 31, 2000, Degerstrom beneficially owns approximately 23% of the outstanding voting securities of the Corporation and therefore can exert significant influence in the election of the Corporation's directors and have substantial voting power with respect to other matters submitted to a vote of the shareholders. The interests of Degerstrom with respect to any transaction involving actual or potential change in control of the Corporation or other transactions may differ from those of the Corporation's other shareholders.

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

ITEM 2.   DESCRIPTION OF PROPERTIES

The principal business of the Corporation is the exploration and development of mineral properties ("Claims") located in the Republic of Argentina. The Corporation's interests in the Argentinian Claims are held through MASA and NADSA. MASA holds properties and is the company in which the daily business operations in Argentina are conducted. NADSA holds properties and drilling equipment in Argentina under a temporary importation permit. MASA and NADSA were formed and registered as mining companies in order for the Corporation to receive the benefits of the new mining laws in Argentina. The principal properties of the Corporation are described under the heading "Principal Properties" below.

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

PRINCIPAL PROPERTIES

I.   ARGENTINA

     Recent Mining and Economic History in Argentina

Argentina is the second largest country in South America, over 2.7 million sq. km in area. In 1983, Argentina returned to a multi-party democracy, which brought to an end nearly a half century of military intervention and political instability. The country then began to stabilize; however, it was not until 1989, with the election of the government under President Carlos Menem, that Argentina's economy began to improve. Menem initiated serious economic reforms that included the privatization of many state companies and the implementation of the Convertibility Plan, which fixed the Argentine peso to the US dollar at par, fully backed by reserves of foreign exchange, gold and dollar-denominated bonds of the Central Bank of Argentina. Results of the reforms have been positive; Argentina's gross domestic product grew at up to 8% per annum in the early 1990s and inflation dropped to between 1% and 3% per annum. However, following a -3% decline in GDP in 1999, the economy grew at 0.8% in 2000. The government is focused on diversifying the economy to increase exports and decrease Argentina's dependency on imports. The country is encouraging foreign investment. In October of 1999, Fernando de la Rua was elected president on the Alliance party ticket. Mr. De la Rua has pledged to continue the economic policies of his predecessor.

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

The Corporation initiated gold exploration in Argentina in 1991, in conjunction with Degerstrom. As of December, 2000, the Corporation had Argentine land holdings totaling 163,009 ha in three Argentine provinces (Figure 1). The Corporation's exploration efforts initially focused on evaluating prospects generated by 1960's

United Nations development exploration programs and on targets generated by satellite image analysis. The Corporation developed techniques of processing and interpreting satellite imagery to assist in identifying promising exploration targets. Currently, the Corporation is completing exploration work that includes geophysical surveys, mechanical trenching and reverse-circulation drilling on the most advanced targets in its property portfolio, and conducting grassroots exploration to evaluate its other properties and to generate new targets.

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

                                    Figure 1

                              [LAND HOLDING MAP]

A.   San Juan Project Summary
     ------------------------

     1.   San Juan Project Location

     The San Juan Province Project comprises six properties totaling 36,070 ha in southwestern San Juan Province. Elevation ranges from 2,500 m to 5,500 m and moderate to high relief.

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

     Detailed work at Los Chonchones included reconnaissance scale geologic mapping and geochemical surveys. Results returned a number of anomalous gold and/or copper values in all sample types, scattered throughout the color anomalies and concentrating in the center of the southwest anomaly. Lands are held pending possible joint ventures.

     In April 1999, the Corporation signed an agreement with Battle Mountain Gold Corporation regarding a joint venture on Minera Andes' Los Azules cateo application in Calingasta Department, San Juan. Battle Mountain controlled land contiguous to the Los Azules property. Battle Mountain failed to meet their exploration obligations and subsequently withdrew from the agreement in April of 2000.

     Through December 31, 2000, the Corporation has spent $327,235 on the San Juan Project (net of write-offs for properties abandoned).

     4.  San Juan Area Project Ownership

     The Corporation's lands in San Juan consist of six applications for cateos and 11 manifestations of discovery and total 36,070 ha. At present, these lands are not subject to a royalty, however, the government of San Juan has not waived its rights to retain up to a 3% "mouth of mine" royalty from production. Property canon fees for the properties in 2001 are estimated at $29,560.

B.   Mendoza Project Summary
     -----------------------

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

C.   Santa Cruz Project Summary
     --------------------------

     1.  El Pluma/Cerro Saavedra Project Location

     The El Pluma/Cerro Saavedra property package is located in the Santa Cruz province of Argentina, 230 km southwest of the city of Comodoro Rivadavia, near latitude 46(degree)41'S and longitude 70(degree)17'W. The property consists of 7 cateos and 70 manifestations of discovery covering a total of 88,519 ha (approximately 880 km2), 100% owned by Minera Andes. No environmental liabilities exist on the property, although Minera Andes is obligated to fill in all trenches prior to the cessation of exploration.

     Road access to the property is good and consists of paved highways to within 80 km and then via a well maintained gravel road. Topography varies from gently rolling to locally rugged; elevations range from 300 to 700 m above sea level. The Deseado Massif is a cold desert. Most day-to-day supply requirements can be met by the settlements of Las Heras (130 km from the property), Caleta Olivia (250 km from the property) or Comodoro Rivadavia; specialized supplies and equipment must be procured from Buenos Aires, Mendoza, or abroad. Major hydroelectric transmission lines pass within 50 km of the property.

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

     In the northern third of the property, nine areas have been designated for follow-up work, based on surface indications of alteration and/or mineralization. Huevos Verdes, El Pluma West and Saavedra West are the most advanced targets.

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

     Mineralized quartz veins with true thicknesses up to eleven metres (36.1') have been intersected in drillholes and trenches over the entire length of the Huevos Verdes vein system. The best trench results were 4.0 m (13.1') @
     18.6 g/t Au and 498.8 g/t Ag and 6.5 m (21.3') @ 12.06 g/t Au and 330.3 g/t
     Ag. Prior to 2000 nineteen holes were drilled on the main vein system, of which twelve intersected significant precious metal mineralization. Best drill intersections were 7.4 m (24.3') @ 2.19 g/t Au and 170.0 g/t Ag in hole EP-38, 6.3 m (20.7') @ 9.74 g/t Au and 630.3 g/t Ag in EP-39, 4.1 m
     (13.45') @ 3.85 g/t Au and 249.8 g/t Ag in EP-40, and 11.3 m (37.17') @
     2.01 g/t Au and 102.6 g/t Ag in EP-54 (true thicknesses).

     Subsequently, drill programs completed in 2000 consisted of 24 reverse-circulation holes (EP-60 to EP 83), totaling about 8825 feet (2690 m), drilled on the Huevos Verdes gold-silver vein system. The majority of these holes intersected the vein structure. Significant intercepts are summarized in the table. Vein thickness for these holes ranged from an estimated true width of less than one meter (3.28 feet) to up to 11.3 m (37.1 feet).

         Significant Gold/Silver Intercepts, Huevos Verdes, Argentina

---------------------------------------------------------------------------------------------------------------------------------
                                                                             True                                          Gold
                                          Intersection      Drilled       Thickness         Gold        Silver            Equiv.
  Drill      TD                           To      From      Interval          m              g/t         g/t            g/t (opt)
  Hole        m       Azim     Angle       m        m          m             (ft)           (opt)       (opt)          Au+(Ag/50)
---------------------------------------------------------------------------------------------------------------------------------
EP-39        64       N240      -50       27       36          9              8.1            2.19       170.0              5.59
                                                                            (26.6)          (0.06)       (5.0)            (0.16)
 Includes:                                34       36          2              1.8            6.24       617.2             18.58
                                                                             (5.9)          (0.18)      (18.0)            (0.54)
---------------------------------------------------------------------------------------------------------------------------------
EP-39        63       N240      -50       36       43          7              6.3            9.74       630.3             22.35
                                                                            (20.7)          (0.28)      (18.4)            (0.65)
 Includes:                                36       40          4              3.6           15.17     1,068.8             36.55
                                                                            (11.8)          (0.44)      (31.2)            (1.07)
---------------------------------------------------------------------------------------------------------------------------------
EP-40       117       N240      -50       46       51          5              4.1            3.85       249.8              8.85
                                                                            (13.5)          (0.11)       (7.3)            (0.26)
---------------------------------------------------------------------------------------------------------------------------------
EP-41        98       N240      -50       32       35          3              2.9            2.18       175.1              5.68
                                                                             (9.5)          (0.06)       (5.1)            (0.17)
---------------------------------------------------------------------------------------------------------------------------------
EP-42        90       N240      -50       80       83          3              2.7            2.17        99.8              4.17
                                                                             (8.9)          (0.06)       (2.9)            (0.12)
---------------------------------------------------------------------------------------------------------------------------------
EP-43       130       N240      -50       99      100          1              0.8            7.37       769.0             22.75
                                                                             (2.6)          (0.21)      (22.4)            (0.66)
---------------------------------------------------------------------------------------------------------------------------------
EP-46        51       N060      -50       33       35          2              1.9            1.26       105.8              3.38
                                                                             (6.2)          (0.04)       (3.1)            (0.10)
---------------------------------------------------------------------------------------------------------------------------------
EP-47        75       N240      -50       32       36          4              3.6            1.70       196.3              5.86
                                                                            (11.8)          (0.05)       (5.7)            (0.17)
 Includes:                                34       36          2              1.8            2.66       324.5              9.60
                                                                             (5.9)          (0.08)       (9.5)            (0.28)
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                                                             True                                          Gold
                                          Intersection      Drilled       Thickness         Gold        Silver            Equiv.
  Drill      TD                           To      From      Interval          m              g/t         g/t            g/t (opt)
  Hole        m       Azim     Angle       m        m          m             (ft)           (opt)       (opt)          Au+(Ag/50)
---------------------------------------------------------------------------------------------------------------------------------
EP-48        66       N240      -50       42       45          3              2.6            0.69       114.0              2.97
                                                                             (8.5)          (0.02)       (3.3)            (0.09)
---------------------------------------------------------------------------------------------------------------------------------
EP-49        60       N210      -50       24       27          3              3.0            1.11       131.4              3.74
                                                                             (9.8)          (0.03)       (3.8)            (0.11)
---------------------------------------------------------------------------------------------------------------------------------
EP-54        66       N240      -50       44       56         12             11.3            2.01       102.6              4.06
                                                                            (37.1)          (0.06)       (3.0)            (0.12)
 Includes:                                54       56          2              1.9            8.94       269.5             14.33
                                                                             (6.2)          (0.26)       (7.9)            (0.42)
---------------------------------------------------------------------------------------------------------------------------------
EP-58        60       N060      -50       49       50          1              1.0            1.00       106.0              3.12
                                                                             (3.3)          (0.03)       (3.1)            (0.09)
---------------------------------------------------------------------------------------------------------------------------------
EP-61      151.5      N240      -60    135.5    136.5          1              0.9            7.41        99.5              9.40
                                                                             (2.9)          (0.22)       (2.9)            (0.27)
---------------------------------------------------------------------------------------------------------------------------------
EP-62       81.5      N240      -60       68       72          4              3.8            2.93        88.4              4.70
                                                                            (12.5)          (0.09)       (2.6)            (0.14)
---------------------------------------------------------------------------------------------------------------------------------
EP-64        111      N240      -50       89       93          4              3.9            7.79       568.5             19.16
                                                                            (12.8)          (0.23)      (16.6)            (0.56)
---------------------------------------------------------------------------------------------------------------------------------
EP-65        153        --      -90      124      126          2              1.0            9.31       286.4             15.04
                                                                             (3.3)          (0.27)       (8.4)            (0.44)
---------------------------------------------------------------------------------------------------------------------------------
EP-69        115     240      -60          64       65       1              0.8            2.16       201.6              6.05
                                                                           (2.6)          (0.06)       (5.9)            (0.18)
EP-69                                     100      103       3              2.5            4.10       479.0             13.68
                                                                           (8.2)          (0.12)      (14.0)            (0.40)
---------------------------------------------------------------------------------------------------------------------------------
EP-70        135     240      -70         117      124       7              5.4           15.92      1634.1             48.60
                                                                          (17.7)          (0.46)      (47.7)            (1.42)
---------------------------------------------------------------------------------------------------------------------------------
includes:                                 120      123       3              2.3           30.73      3166.3             94.01
                                                                           (7.6)          (0.90)      (92.3)            (2.74)
EP-74        144     240      -70         126      132       6              4.2            3.34       315.9              9.66
                                                                          (13.8)          (0.10)       (9.2)            (0.28)
includes:                                 126      128       2              1.4            2.90       299.0              8.88
                                                                           (4.6)          (0.08)       (8.7)            (0.26)
and                                       129      132       3              2.1            4.32       414.7             12.61
                                                                           (6.9)          (0.13)      (12.1)            (0.37)
includes:                                 131      132       1              0.7            7.58       938.5             26.40
                                                                           (2.3)          (0.22)      (27.4)            (0.77)
---------------------------------------------------------------------------------------------------------------------------------
EP-76        102     240      -50          75       76       1              0.8            1.61       204.0              5.69
                                                                           (2.6)          (0.05)       (5.9)            (0.17)
and                                        80       84       4              3.0            3.47       352.8             10.53
                                                                           (9.8)          (0.10)      (10.3)            (0.31)
and                                        88       91       3              2.3            7.89       764.5             23.18
                                                                           (7.5)          (0.23)      (22.3)            (0.68)
---------------------------------------------------------------------------------------------------------------------------------
EP-77         93     240      -50          64       66       2              1.5            3.75       380.5             11.36
                                                                           (4.9)          (0.11)      (11.1)            (0.33)
---------------------------------------------------------------------------------------------------------------------------------
EP-79        102     240      -50          83       84       1              0.9            1.20       120.0              3.60
                                                                           (3.0)          (0.03)       (3.5)            (0.10)
---------------------------------------------------------------------------------------------------------------------------------
EP-80        108     240      -50          73       74       1              0.9            4.32       583.0             15.98
                                                                           (3.0)          (0.13)      (17.0)            (0.47)
---------------------------------------------------------------------------------------------------------------------------------

Samples from all holes were prepared by Bondar-Clegg in Argentina and assayed by N.A. Degerstrom, Inc. of Spokane, Washington. Gold and silver values were obtained by fire assay. An independent laboratory conducted check assays on separate sample splits of the significant drill intersections. Holes EP-66 to 68, EP-71 to 73 and EP-81- to 83 failed to intersect the vein or contained assay values from nil to anomalous.
-------------------------------------------------------------------------------

     The assay results and the width of the vein intersected in the remaining holes confirm the relatively strong continuity of the vein along strike and down-dip and its well-mineralized nature.

     Saavedra West is interpreted as a synvolcanic graben developed within the Bajo Pobre Formation, and infilled by pyroclastic and lesser sedimentary rocks correlated with the La Matilde Formation. Pebble dikes are abundant within the graben and ignimbrites that may be correlative with the Chon Aike Formation occur as dikes along one edge. Grab samples with up to 22 g/t Au and 10,000 g/t Ag occur, as well as numerous trench and 1.52 m (5') drill sample intervals with (greater than)1 g/t Au and/or 500 g/t Ag, generally within north- northwest trending structures. Illite-silica alteration, typical of low sulfidation epithermal systems, surrounds the structures. Significant mineralization is located at Sinter Flats and on Discovery Hill, the latter of which appears to have been a locus for magmatic and hydrothermal explosive activity. The easternmost graben-bounding fault, which has not been drill tested, contains anomalous Au (176 to 599 ppb) and Hg (360 to 2,000 ppb).

     Drill intersections on Discovery Hill include 3.0 m (10') @ 115.04 g/t Au and 3,509 g/t Ag in hole EP-21, 16.8 m (55') @ 8.05 g/t Au and 1,163 g/t Ag
     (includes 1.52 m (5') @ 50.3 g/t Au) in EP-12, 15.2 m (50') @ 13.48 g/t Au
     and 719.9 g/t Ag (includes 1.52 m (5') @ 70.8 g/t Au) in EP-20, and 3.0 m
     (10') @ 1.88 g/t Au in EP- 18. Gradient array IP surveying shows several (greater than or equal to)600 m (1,968') long resistors within the graben, and a strong, subhorizontal chargeability/apparent resistivity anomaly beneath Discovery Hill thought to be caused by a siliceous, sulfide-bearing zone of mineralization within a permeable stratigraphic unit, possibly an avalanche deposit on the floor of the graben. Such a zone, if economic, might be bulk-mineable. Previous drilling in Sinter Flats intersected quartz-bearing structures with 3.0 m (10') @ 2.19 g/t Au and 209 g/t Ag in EP-15 and 1.52 m (5') @ 2.9 g/t Au and 36.1 g/t Ag in EP-35. This drilling was undertaken prior to the acquisition of geophysical information.

     In January 2000, three deep diamond drill holes tested a geophysical anomaly beginning about 100 m (328 feet) beneath the surface at Discovery Hill. Sulfide-bearing rocks and silicification, which can be indicators of precious metal mineralization, were encountered in all three holes. Assay results ranged from nil to anomalous.

     El Pluma West is an area with parallel stockwork quartz veins in the Bajo Pobre Formation. Prior to 2000, work at El Pluma West focused on its potential for dissemminated mineralization. Sampling in 2000 was done to evaluate the high grade vein potential. This sampling included 300 rock chip channel samples collected from several exposed quartz veins. The results indicate excellent potential for the discovery of more high- grade gold/silver mineralization at depth and along strike, and identified a number of drill-ready targets.

     The sample results define two gold/silver veins with values up to 0.40 oz/t (13.58 g/t) gold and 14.1 oz/t (483.5 g/t) silver and 0.36 oz/t (12.20 g/t)
     gold and 11.1 oz/t (382.2 g/t) silver over a 3.3 ft (1 m) and 6.6 ft (2 m) width. Of the samples taken, 85 percent contained greater than 0.03 oz/t (1 g/t) gold and/or 1.46 oz/t (50 g/t) silver on the best two exposed quartz veins. Sampling of the veins was taken over a vertical range of 200 ft (61
     m). The mineralized areas are approximately 150 m (500 ft) and 250 m (820
     ft) in length, respectively. The veins are open to the north and south, where they are covered, and at depth. In addition, other veins remain to be sampled.

     La Sorpresa is a zone of stockwork and northwest-trending quartz veins which cut Bajo Pobre andesite in a small window through Cretaceous sediments. The best surface sample assayed 15.4 g/t Au, and one drillhole intersected 5' (1.52m) @ 10.2 g/t Au, and 5' m (1.52) @ 5.2 g/t Au. Two of three holes contained elevated Hg (up to 750 ppb in a background of (less than)20). The mineralized zone is open to the northwest under a cover of Cretaceous sediments.

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

     4.  El Pluma/Cerro Saavedra Project Ownership

     The El Pluma/Cerro Saavedra Project area is made up of 7 cateos and 70 manifestations of discovery totaling 88,519 ha. The cateos are located in the western half of the province of Santa Cruz. All of the cateos are controlled 100% by MASA and may be subject to a provincial royalty. Holding costs for 2001 are estimated to be $20,000.

     In October of 2000, following completion of a 30-day due diligence period under a memorandum of understanding, Mauricio Hochschild & Cia. Ltda. ("Hochschild") of Lima, Peru exercised an option to enter into joint venture on the project.

     On March 15, 2001, Minera Andes Inc. signed an option and joint venture agreement with Mauricio Hochschild & Cia. Ltda. (Hochschild), Lima, Peru, for the exploration and possible development of Minera Andes' 217,000-acre (88,000 hectares) epithermal gold-silver exploration land package in southern Argentina. The land package, known as El Pluma/Cerro Saavedra, includes Huevos Verdes, a high-grade gold/silver vein system target, and Minera Andes' most advanced exploration prospect. The signing allows Hochschild to immediately begin exploration work on El Pluma/ Cerro Saavedra, and requires an initial payment to Minera Andes of US$200,000 as part of a total annual payment of US$400,000.

     Under the agreement, Hochschild can earn a 51 percent ownership in El Pluma/Cerro Saavedra by spending a total of US$3 million in three years, and a minimum of US$100,000 per year on exploration targets within El Pluma/Cerro Saavedra other than Huevos Verdes, the most advanced prospect. In addition, Hochschild will make semi-annual payments totaling US$400,000 per year until pilot plant production is achieved.

     The agreement also outlines a business plan for possible mining production based on the positive exploration results achieved to date by Minera Andes at Huevos Verdes.

     Once Hochschild vests at 51 percent ownership, Minera Andes will have the option of participating in the development of a pilot production plant that would process a minimum of 50 tons per day (tpd). Minera Andes may participate on either a pro-rata basis, or by choosing to retain a 35 percent "carried" ownership interest. Upon the successful completion and operation of the 50 tpd plant, Minera Andes would have the option of participating on a pro-rata basis, or choosing a 15 percent interest in return to being "carried" to first production of 500 tpd.

     Total expenditure on the total property package to December 31, 2000 is $2,869,811.

D.   Chubut Project Property Summary
     -------------------------------

     1.  Chubut Project Location

     Minera Andes currently holds two cateos, three applications for cateos and two manifestations of discovery in the Precordilleran region of Chubut. These properties are located at moderate elevations (500 to 1500 m above sea level) in western Chubut Province in a belt 60 km north and 100 km south of the city of Esquel. Access to the properties is by dirt road and trail.

     2.  Chubut Project Geology

     Jurassic-Cretaceous volcanic terranes have been the focus of exploration in the southern Chilean Cordillera over the past decade. These rocks are potential hosts of epithermal gold and gold rich replacement deposits attested to by the discoveries, in Chile, at Fachinal (epithermal Au-Ag) and El Toque (base metal, stratabound replacement deposit with a minor precious metal credit). In Argentina, rocks of the same age and type occur in both Andean and extra-Andean Patagonia which are relatively unexplored.

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

     The Corporation had spent $169,820 through December 31, 2000, on the Chubut Project, net of $50,000 payment received upon signing the option-to-purchase agreements on the properties as discussed below.

     4.  Chubut Project Ownership

     The Corporation currently controls two cateos, three applications for cateos and two manifestations of discovery (totaling 38,420 ha) in Chubut Province.

     In August 2000, Minera Andes Inc. and Brancote Holdings PLC subsidiaries signed an agreement to purchase two of Minera Andes' gold exploration properties in Chubut Province, southern Argentina.The agreements cover the Willimanco, Leleque and Leon properties. Brancote's Argentine subsidiaries, Minera El Desquite S.A. and Cordon Leleque S.A., have a four-year option to purchase Willimanco and Leleque (and adjoining Leon properties) for a combined total of US$1.25 million and a 2 percent net smelter return royalty. Combined payments are US$50,000 upon signing the agreements, and US$50,000 after six months. Payments increase to US$100,000 every six months until year three, at which time payments increase to US$150,000 every six months. Fourth year payments total $450,000 for a total of US$1.25 million at the end of four years.

E.   Northern Argentina Project Summary
     ----------------------------------

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

II.  COLOMBIA

     Minera Andes Colombia Project consisted of the California Vetas and Mocoa Projects.

A.   California-Vetas Project
     ------------------------

     The California-Vetas Project comprised of a total of 4,739 ha in five exploration licenses located in eastern Santander Department, approximately 55 km northeast of the city of Bucaramanga. Two of the five licenses were purchased by the Corporation and three were held under option-to-purchase agreements.

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

B.   Mocoa Project
     -------------

     The Mocoa Project comprised a 4,800 ha application for an exploration license located in western Putumayo Department approximately 10 km north of the town of Mocoa.The Mocoa Project area was first explored in the late 1970s under the United Nations-Colombian Government base metals exploration plan. The property was recognized as having copper porphyry potential and an exploration campaign comprised of stream sediment sampling, geologic mapping, and induced polarization surveys was completed. High-grade copper and molybdenum ore was discovered in the first diamond drill hole and the subsequent drilling of 30 additional diamond drill holes to depths ranging from 306 to 926 meters outlined a substantial copper- molybdenum porphyry deposit. The Mocoa Project area had been inactive since the U.N. work, held in a government reserve which was lifted in February 1997.

     Due to adverse conditions both in Colombia and the exploration industry as a whole, the Corporation terminated its exploration program and all land agreements in Colombia in 2000 with a write-off of deferred expenditures of $177,434.

III.   ROMANIA

     Corporation's Romanian gold exploration program consisted of the Voia and Ostoros projects.

A.   Voia Project Summary
     --------------------

     On March 12, 1999, the Corporation and National Agency for Mineral Resources (NAMR) representatives signed an exclusive License of Concession For Exploration No. 153 (Voia).The Voia project is located in the Metaliferi Mountains (South Apuseni Mountains) of the Transylvania region of Romania. The property is approximately 22 to 30 km east of Deva, ten to 15 km southeast of Brad and 390 to 400 km northwest of Bucharest. The Voia property is 4,900 hectares in area. Through December 31, 2000, the Corporation spent $75,831 on the Voia project.

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

B.   Ostoros Project Summary
     -----------------------

     On March 12, 1999, the Corporation and NAMR signed an Exploration License on the Ostoros concession (License of Concession for Exploration No 152). The Ostoros project (181 sq. km) is located in Harghita County, Romania in the Eastern Carpathian mountains some 30 km northwest of the city of Miercurea Ciuc (the capital city of Harghita County) and approximately 320 km north of Bucharest.

     The Ostoros property was 18,100 hectares in area. Through December 31, 2000, the Corporation spent $45,260 on the Ostoros project.

     Past exploration work on the Ostoros property was conducted by various Romanian state-owned companies and institutions. This work took place between 1961 and 1983 and consisted of geological mapping (at various scales), geophysical studies (aeromagnetic, detailed ground magnetic, gravity, and electromagnetic surveys), and limited soil and rock chip sampling as part of a copper porphyry exploration program.

     Work to date on the perimeter has consisted of data compilation and review. Minera Andes completed a first- pass reconnaissance and sampling program of the Ostoros property in October and November, 1999. A total of 87 samples (74 stream sediment and 13 rock samples) were taken throughout the area. The stream sediment sampling delineated eight areas that appeared to contain anomalous gold mineralization.

     Due to adverse conditions both in Romania and the exploration industry as a whole, the Corporation terminated its exploration program and all land agreements in Romania in 2000 with a write-off of deferred expenditures of $333,584.

ITEM 3. LEGAL PROCEEDINGS

The Corporation is not currently aware of any material legal proceeding, actual, contemplated or threatened, to which the Corporation is party or of which any of its property interests is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

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

The high and low prices for the Common Shares reported by the CDNX for each of the quarters during the years ended December 31, 2000 and 1999 are set forth in the table below:

                                                    High ($Cdn)   Low ($Cdn)

     2000     January - March                          1.00          0.16
              April - June                             0.25          0.15
              July - September                         0.20          0.13
              October - December                       0.15          0.09

     1999     January - March                          0.85          0.49
              April - June                             0.90          0.46
              July - September                         0.59          0.31
              October - December                       0.50          0.17

The high and low prices for the Common Shares reported for the NASD over-the-counter market for each of the quarters during the years ended December 31, 2000 and December 31, 1999 are set forth in the table below:

                                                    High ($US)    Low ($US)

     2000     January - March                          0.75         0.13
              April - June                             0.18         0.11
              July - September                         0.14         0.09
              October - December                       0.11         0.06

     1999     January - March                          0.53         0.33
              April - June                             0.69         0.31
              July - September                         0.39         0.22
              October - December                       0.32         0.10

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of December 31, 2000, there were approximately 367 holders of Common Shares of the Corporation. No dividends have ever been paid on the Common Shares of the Corporation, and the Corporation intends to retain its earnings for use in the business and does not expect to pay dividends in the foreseeable future.

In two closings, the first on December 14, 1999 and the second on January 31, 2000, the Corporation issued an aggregate of 9,200,000 units to investors outside of the United States in reliance on Regulation S. Each unit comprised one common share and one common share purchase warrant. The warrants were exercisable for one year at an exercise price of Cdn$0.35. The offering raised gross proceeds of Cdn$2,300,000. Canaccord Capital Corporation, Toronto, Ontario, acted as agent for the offering and received a cash commission equal to 7.5% of the gross proceeds raised as well as Common Shares equal to approximately 4% of the units sold as additional commission.

On November 30, 2000, Degerstrom acquired 1,175,000 special warrants of the Corporation at a price of Cdn$0.20 per special warrant for gross proceeds of Cdn$235,000. Each special warrant entitles the holder to acquire one unit comprised of one common share of the Corporation and one non-transferable common share purchase warrant at no additional cost during the period commencing on the closing date, and ending at 4:30 p.m. (Calgary time) on the earlier of: (i) five
(5) business days after the day upon receipt of a notice from the Corporation requesting the exercise of the special warrants; and (ii) November 30, 2002. Each purchase warrant is exercisable into one common share at the price of Cdn$0.20 if exercised on or before 4:30 p.m. (Calgary time) on the first year anniversary of the issuance date or at a price of Cdn$0.25 if exercised on or before 4:30 (Calgary time) on the second year anniversary of the issuance date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Corporation's audited consolidated financial statements and notes thereto for the years ended December 31, 2000 and 1999 which have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Differences from U.S. GAAP are described in Note 13 to the audited consolidated financial statements. The Corporation's financial condition and results of operations are not necessarily indicative of what may be expected in future years.

Overview

The principal business of the Corporation is locating, acquiring, exploring, and, if warranted, developing mineral properties located in the Republic of Argentina. From 1997 through 2000, the Corporation was also active in Colombia and Romania but elected to abandon the properties in these countries at the end of 2000. The Corporation carries out its business by acquiring, exploring, and evaluating mineral properties through its ongoing exploration program, and either joint-venturing or developing these properties further, or disposing of them if the properties do not meet the Corporation's requirements.

The Corporation's current properties and projects consist of mineral rights and applications for mineral rights covering approximately 163,000 hectares in three Argentine provinces. The lands comprise option-to-purchase contracts, exploration, and mining agreements and direct interests through the Corporation's filings for exploration concessions. The Corporation's properties are all early stage exploration prospects. No proven or probable reserves have yet been identified. See "Description of Properties."

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

Plan of Operations

The Corporation has budgeted and plans to spend approximately $0.5 million on its mineral property and exploration activities and general and administrative expenses through 2001, with most properties being kept on care and maintenance. See "Description of Properties." In addition, the Corporation's joint venture partners on the El Pluma/Cerro Saavedra and Chubut projects will be spending in excess of $1 million for exploration over the next 12 months. The Corporation's existing funds plus funds from the joint ventures on the El Pluma/Cerro Saavedra and Chubut projects are estimated by management to be sufficient to finance these activities through 2001. If additional funds are raised during 2001 through the exercise of warrants or options, through a further equity financing, by the sale of property interests or by joint venture financing, additional exploration could be planned and carried out on the Corporation's properties before year-end. If the Corporation were to develop a property or a group of properties beyond the exploration stage, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt, or a combination of equity and debt. The Corporation has no current plan to seek such financing and there is no assurance that such financing, if necessary, would be available to the Corporation on favorable terms.

Results of Operations

2000 Compared to 1999

In 2000, the Corporation's net loss was $1.15 million (4 cents per share), compared with a net loss of $1.8 million (9 cents per share) in 1999. The net loss decreased mainly as a result of reduced property write-offs in 2000 of $0.5 million compared with $0.9 million in 1999. The Corporation also continued the cost cutting program begun in 1999, and further reduced its general and administrative costs from $0.9 million in 1999 to $0.7 million in 2000. Significant savings were achieved in wages and benefits, consulting fees, office overhead, telephone and travel costs, although these savings were partially offset by foreign exchange losses.

The Corporation again undertook a review of its exploration properties in 2000, as in prior years, and elected to write-off a total of $0.5 million in deferred costs for the Colombian and Romanian projects. Because of adverse conditions in both these countries, and in the precious mineral exploration industry as a whole, the Corporation terminated its Colombian and Romanian exploration programs and all land agreements at the end of 2000. While the Corporation would like to increase its programs in the future, continuing the prospecting, acquisition, exploration and evaluation of property interests that has been its hallmark since its inception, the plans for 2001 will focus on the Santa Cruz, Chubut and San Juan properties. The Corporation expects that both the Chubut projects and the Santa Cruz projects will be explored by its joint venture partners during 2001. As in the past, if a property or program does not meet the Corporation's requirements in the future, costs associated with abandonment of the property or program will result in a charge to operations. For this reason, the Corporation may incur additional write-offs in future periods, although the amounts of such write-offs are difficult to predict, as they will be determined by the results of future exploration activities.

Mineral property and deferred exploration costs in 2000 amounted to $0.8 million, down from $1.2 million in 1999. The Corporation focused all its available exploration resources on the El Pluma/Cerro Saavedra properties in Santa Cruz province during 2000, and the success of the exploration carried out on these properties over the last few years resulted in the joint venture arrangement which was signed March 15, 2001. In addition, the Corporation received mineral property option proceeds of $50,000 in 2000 (compared to zero in 1999) which was the initial payment from the purchase sales agreement on the Chubut projects.

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

At December 31, 2000, the Corporation had cash and cash equivalents of $0.1 million, compared to cash and cash equivalents of $0.5 million as of December 31, 1999. Working capital at December 31, 2000 was $35,000.

Net cash used in operating activities during 2000 was $0.8 million compared with $0.6 million in 1999. Investing activities in 2000 used $0.7 million, compared with $1.1 million in 1999. This decrease can be attributed to management's decision to conserve the Corporation's resources in this period of low metals prices, concentrating exploration activities on the El Pluma/Cerro Saavedra discovery.

The principal financing activity during 2000 was the receipt of net proceeds of $1.0 million from the closing in January 2000 under the Corporation's Canadian offering and $162,000 from the Special Warrant placement with N.A. Degerstrom, Inc.

ITEM 7.   FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

                                                                                            Page
         Auditors' Report                                                                     31

         Consolidated Balance Sheets at December 31, 2000 and 1999                            32

         Consolidated Statements of Operations and Accumulated Deficit
         for the years ended December 31, 2000 and 1999 and for the
         period from July 1, 1994 (commencement) through December 31, 2000                    33

         Consolidated Statements of Mineral Properties and Deferred Exploration
         Costs for the years ended December 31, 2000 and 1999 and for the
         period from July 1, 1994 (commencement) through December 31, 2000                    34

         Consolidated Statements of Cash Flows for the years ended December 31,
         2000 and 1999 and for the period from July 1, 1994
         (commencement) through December 31, 2000                                             35

         Notes to Consolidated Financial Statements                                           36

                          PRICEWATERHOUSECOOPERS LLP


AUDITORS' REPORT

To the Shareholders of Minera Andes Inc.:

We have audited the consolidated balance sheets of Minera Andes Inc. and subsidiaries, as at December 31, 2000 and 1999 and the consolidated statements of operations and accumulated deficit, of mineral properties and deferred exploration costs and of cash flows for each of the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada and the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Minera Andes Inc. and subsidiaries as at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years then ended in accordance with Canadian generally accepted accounting principles.

Vancouver, B.C.                        By: /s/ "PricewaterhouseCoopers LLP"
                                           -----------------------------------
Canada                                     PricewaterhouseCoopers LLP
March 15, 2001                             Chartered Accountants


Comments by the Auditors for U.S. Readers on Canada - U.S. Reporting Differences

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Corporation's ability to continue as a going concern such as those described in Note 1 of the consolidated financial statements. Our report to the shareholders dated March 15, 2001, is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

Vancouver, B.C.                        By: /s/ "PricewaterhouseCoopers LLP"
                                           -----------------------------------
Canada                                     PricewaterhouseCoopers LLP
March 15, 2001                             Chartered Accountants

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
                          CONSOLIDATED BALANCE SHEETS
                                (U.S. Dollars)

                                                                         December 31,        December 31,
                                                                             2000                1999
                                                                         ------------        ------------
                                                              ASSETS

Current:
          Cash and cash equivalents                                      $    101,818        $    483,471
          Receivables and prepaid expenses                                     32,439              32,031
                                                                         ------------        ------------
                Total current assets                                          134,257             515,502
Mineral properties and deferred exploration costs (Note 5)                  3,859,297           3,622,902
Capital assets, net (Note 6)                                                   41,063              62,059
                                                                         ------------        ------------
                Total assets                                             $  4,034,617        $  4,200,463
                                                                         ============        ============
                                             LIABILITIES
                                                                                             ============
Current:
          Accounts payable and accruals                                  $     48,512        $    155,748
          Due to related parties (Note 9)                                      50,307              83,412
                                                                         ------------        ------------
                Total current liabilities                                      98,819             239,160
                                                                         ------------        ------------
Commitments and contingencies (Notes1 and 8)

                                        SHAREHOLDERS' EQUITY

Share capital (Note 7)
Preferred shares, no par value, unlimited number authorized, none issued

Common shares, no par value, unlimited number authorized
   Issued 2000--30,000,030 shares
   Issued 1999--23,733,152 shares                                          18,189,864          16,960,540

Accumulated deficit                                                       (14,254,066)        (12,999,237)
                                                                         ------------        ------------
                Total shareholders' equity                                  3,935,798           3,961,303
                                                                         ------------        ------------
                Total liabilities and shareholders' equity               $  4,034,617        $  4,200,463
                                                                         ============        ============

Approved by the Board of Directors:

        /s/ "Allen V. Ambrose"                           /s/ "Bonnie L. Kuhn"
--------------------------------------            ------------------------------
      Allen V. Ambrose, Director                       Bonnie L. Kuhn, Director

  The accompanying notes are an integral part of these consolidated financial statements.

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                (U.S. Dollars)




                                                                                                         Period from
                                                                      Years Ended                        July 1, 1994
                                                        ----------------------------------------
                                                                                                       (commencement)
                                                          December 31,           December 31,              through
                                                             2000                   1999              December 31, 2000
                                                        -----------------      -----------------      -----------------
Administration fees                                       $     24,248           $     28,202           $    205,012
Audit and accounting                                            61,079                 60,651                288,222
Consulting fees                                                 93,760                159,868                876,550
Depreciation                                                     4,128                 40,440                 54,057
Equipment rental                                                 2,510                  6,070                 21,522
Foreign exchange (gain) loss                                    12,340                (28,537)               406,415
Insurance                                                       56,138                 65,044                209,714
Legal                                                          112,074                110,277                574,186
Maintenance                                                        549                     77                    892
Materials and supplies                                               0                      0                 45,512
Office overhead                                                 93,543                163,479              1,302,589
Telephone                                                       33,446                 48,039                338,398
Transfer agent                                                  13,369                 11,196                 86,963
Travel                                                          10,472                 60,458                307,591
Wages and benefits                                             143,033                187,157              1,044,892
Write-off of deferred costs                                    511,018                917,052              8,118,123
                                                        -----------------      -----------------      -----------------
Total expenses                                               1,171,707              1,829,473             13,880,638
Gain on sale of capital assets                                       0                (35,004)               (35,004)
Interest income                                                (21,062)               (27,952)              (451,797)
                                                        -----------------      -----------------      -----------------
Net loss                                                     1,150,645              1,766,517             13,393,837
Accumulated deficit, beginning of the period                12,999,237             11,061,405                      0
Share issue costs                                              104,184                171,315                843,014
Deficiency on acquisition of subsidiary                              0                      0                 17,215
                                                        -----------------      -----------------      -----------------
Accumulated deficit, end of the period                    $ 14,254,066           $ 12,999,237           $ 14,254,066
                                                        =================      =================      =================

Basic and diluted net loss per common share               $       0.04           $       0.09           $       0.79
                                                        =================      =================      =================

Weighted average shares outstanding                         29,467,070             20,545,737             16,962,999
                                                        =================      =================      =================

  The accompanying notes are an integral part of these consolidated financial statements.

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
                 CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES
                        AND DEFERRED EXPLORATION COSTS
                                (U.S. Dollars)

                                                                                                         Period from
                                                                   Years Ended                           July 1, 1994
                                                        ----------------------------------------       -----------------
                                                                                                        (commencement)
                                                           December 31,           December 31,              through
                                                               2000                   1999             December 31, 2000
                                                        -----------------      -----------------       -----------------
Administration fees                                      $      18,522            $      20,038          $    343,023
Assays and analytical                                           51,466                  120,355               938,822
Construction and trenching                                           0                    2,484               507,957
Consulting fees                                                 55,256                   73,850               892,874
Depreciation                                                    18,721                   10,170               161,441
Drilling                                                       198,448                   83,661               928,833
Equipment rental                                                   696                    6,465               244,068
Geology                                                        109,885                  318,752             2,901,115
Geophysics                                                           0                   61,314               309,902
Insurance                                                       22,406                   38,822               229,108
Legal                                                           43,402                   83,500               619,785
Maintenance                                                      9,473                   20,634               156,812
Materials and supplies                                          23,547                   43,672               431,324
Project overhead                                                 8,345                   44,138               291,976
Property and mineral rights                                     18,785                   12,762             1,278,225
Telephone                                                       22,275                   10,318                81,082
Travel                                                          72,756                  148,172               997,110
Wages and benefits                                             123,430                  135,136               837,824
                                                        -----------------      -----------------       -----------------

Costs incurred during the period                               797,413                1,234,243            12,151,281

Deferred costs, beginning of the period                      3,622,902                3,305,711                     0

Deferred costs, acquired                                             0                        0               576,139

Deferred costs written off                                    (511,018)                (917,052)           (8,118,123)

Mineral property option proceeds                               (50,000)                       0              (750,000)
                                                        -----------------      -----------------       -----------------

Deferred costs, end of the period                          $ 3,859,297              $ 3,622,902            $3,859,297
                                                        =================      =================       =================

  The accompanying notes are an integral part of these consolidated financial statements.

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (U.S. Dollars)


                                                                            Years Ended                      Period from
                                                                 -----------------------------------         July 1, 1994
                                                                                                            (commencement)
                                                                  December 31,         December 31,             through
                                                                      2000                 1999            December 31, 2000
                                                                 --------------       --------------     -------------------
Operating Activities:
       Net loss for the period                                   $ (1,150,645)        $ (1,766,517)        $(13,393,837)
       Adjustments to reconcile net loss to net cash
       used in operating activities:
            Write-off of incorporation costs                                0                    0                  665
            Write-off of deferred expenditures                        511,018              917,052            8,118,123
            Depreciation                                                4,128               40,440               54,057
            Gain on sale of capital assets                                  0              (35,004)             (35,004)
            Change in:
                 Receivables and prepaid expense                         (408)              91,675              (30,453)
                 Accounts payable and accruals                       (107,236)              92,865               29,311
                 Due to related parties                               (33,105)              47,134               50,307
                                                                 --------------       --------------     -------------------
       Cash used in operating activities                             (776,248)            (612,355)          (5,206,831)
                                                                 --------------       --------------     -------------------

Investing Activities:
       Incorporation costs                                                  0                    0                 (665)
       Sale (purchase) of capital assets                               (1,853)              75,575             (221,557)
       Mineral properties and deferred exploration                   (778,692)          (1,224,073)         (11,989,840)
       Acquisition of subsidiaries                                          0                    0                 (602)
       Mineral property option proceeds                                50,000                    0              750,000
                                                                 --------------       --------------     -------------------
       Cash used in investing activities                             (730,545)          (1,148,498)         (11,462,664)
                                                                 --------------       --------------     -------------------

Financing Activities:
       Shares and subscriptions issued for cash, less
       issue costs                                                  1,125,140              374,559           16,771,313
                                                                 --------------       --------------     -------------------
       Cash provided by financing activities                        1,125,140              374,559           16,771,313
                                                                 --------------       --------------     -------------------

Increase (decrease) in cash and cash equivalents                     (381,653)          (1,386,294)             101,818
Cash and cash equivalents, beginning of period                        483,471            1,869,765                    0
                                                                 --------------       --------------     -------------------
Cash and cash equivalents, end of period                         $    101,818         $    483,471         $    101,818
                                                                 ==============       ==============     ===================

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

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (U.S. Dollars)


1.   NATURE OF OPERATIONS

The Corporation is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At December 31, 2000, the Corporation was in the exploration stage and had interests in properties in three provinces in the Republic of Argentina.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Corporation to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using Canadian generally accepted accounting principles applicable to a going concern. The use of such principles may not be appropriate because, as of December 31, 2000, there was significant doubt that the Corporation would be able to continue as a going concern.

For the year ended December 31, 2000, the Corporation had a loss of $1.15 million and an accumulated deficit of $14.3 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

Although there is no assurance that the Corporation will be successful in these actions, management believes that they will be able to secure the necessary financing to enable it to continue as a going concern. Accordingly, these financial statements do not reflect adjustments to the carrying value of assets and liabilities, the reported revenues and expenses and balance sheet classifications used that would be necessary if the going concern assumption were not appropriate. Such adjustments could be material.

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

     a)  Consolidation/Reporting
         These consolidated financial statements include the accounts of Minera Andes Inc., its wholly-owned subsidiaries (see Note 4), Minera Andes S.A. (MASA) and NAD S.A. (NADSA), both Argentine corporations, and Transylvania Gold S.R.L., (TGS) a Romanian corporation; its 71% owned subsidiary, Minera Providencia Inc. (MPI), an Alberta corporation; and MPI'S 92% owned Colombian subsidiary, Minera Providencia S.A. All significant intercompany transactions and balances have been eliminated from the consolidated financial statements.

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

     d)  Mineral Properties and Deferred Exploration Costs
         Mineral properties consist of exploration and mining concessions, options and contracts. Acquisition and leasehold costs and exploration costs are capitalized and deferred until such time as the property is put into production or the properties are disposed of either through sale or abandonment. If put into production, the costs of acquisition and exploration will be depreciated over the life of the property, based on estimated economic reserves. Proceeds received from the sale of any interest in a property will first be credited against the carrying value of the property, with any excess included in operations for the period. If a property is abandoned, the property and deferred exploration costs will be written off to operations.

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

     j)  Accounting for Stock Options
         The Corporation provides the disclosure only requirements for stock options in accordance with the Emerging Issues Committee Abstract 98, "Stock-Based Compensation Plans - Disclosures."

     k)  New Accounting Pronouncement
         In January 1999, the Corporation adopted the requirements of Canadian Institute of Chartered Accountants (CICA) 1540, "Cash Flow Statements", in preparing the statement of cash flows. The comparative information for the period from July 1, 1994 (commencement) through December 31, 2000 has been restated to reflect the presentation in the current year.

         Effective January 1, 2000, the Corporation has retroactively adopted the liability method of accounting for income taxes, following new standards adopted by the Canadian Institute of Chartered Accountants ("CICA"). The adoption of the new standards resulted in no adjustments to opening retained earnings. Under the new standards, future income tax assets and liabilities are determined based on the differences between the tax basis of assets and liabilities and those reported in the financial statements. The future tax assets or liabilities are calculated using the tax rates for the periods in which the differences are expected to be settled. Future tax assets are recognized to the extent that they are considered more likely than not to be realized.

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

         MASA and NADSA had no assets or liabilities other than mineral property rights which had been purchased or directly staked. The deemed value of the 4,000,000 shares issued was equal to the accumulated property acquisition costs and exploration expenditures incurred by MASA and NADSA effective July 1, 1994, which totaled $575,537. The acquisition was accounted for using the purchase method with an effective date of July 1, 1994 through the closing date of March 15, 1995, being the date from which the Corporation agreed to reimburse the property costs incurred.

         The 4,000,000 shares were required to be held in escrow in accordance with the Escrow Agreement between the Corporation, N.A. Degerstrom, Inc. and Montreal Trust of Canada. Common Shares were released from escrow upon obtaining the consent of The Alberta Stock Exchange, at the earn-out rate of Cdn$0.375 per share of deferred expenditures as defined in the Escrow Agreement, with a maximum of 1,333,334 shares released per year. The final release from escrow was in 1998.

     b) As disclosed in Note 2, the business combination of Minera Andes Inc. and Scotia, which was made effective November 6, 1995, has been accounted for using the purchase method whereby Minera Andes Inc. acquired all of the issued and outstanding shares of Scotia. The acquisition has been recorded as follows:

                  Assets acquired                                       $ 1,986
                  Less: liabilities assumed                              19,201
                                                                        -------
                  Net liabilities assumed                               (17,215)
                  Asset deficiency allocated to accumulated deficit      17,215
                                                                        -------
                  Purchase price                                        $     0
                                                                        =======
                  Consideration given: 336,814 common shares            $     0
                                                                        =======

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

5.   MINERAL PROPERTIES AND DEFERRED EXPLORATION COSTS

At December 31, 2000, the Corporation, through its subsidiaries, held interests in a total of approximately 163,000 hectares of mineral rights and mining lands in three Argentine provinces. Under its present acquisition and exploration programs, the Corporation is continually acquiring additional mineral property interests and exploring and evaluating its properties. If, after evaluation, a property does not meet the Corporation's requirements, then the property and deferred exploration costs are written off to operations. All properties in Argentina are subject to a royalty agreement as disclosed in Note 8. Mineral property costs and deferred exploration costs are as follows:

====================================================================================================================================
                                                                                 Exploration
                                           Carrying Value     Acquisition            and                             Carrying Value
   Province/                                December 31,         Costs            Overhead          Write-Offs        December 31,
    Region              Property                1999              2000              2000               2000               2000
====================================================================================================================================
                                                              ARGENTINA
------------------------------------------------------------------------------------------------------------------------------------
San Juan        Cateos                       $  314,661           $ 7,007         $    5,567          $       0       $   327,235
------------------------------------------------------------------------------------------------------------------------------------
                El Pluma                      1,150,159               474            520,141                  0         1,670,774
Santa Cruz    ----------------------------------------------------------------------------------------------------------------------
                Cerro Saavedra                1,000,447             3,706            194,884                  0         1,199,037
              ----------------------------------------------------------------------------------------------------------------------
                Cateos                          471,539             7,298             13,594                  0           492,431
------------------------------------------------------------------------------------------------------------------------------------
Chubut          Cateos                          211,664           (50,000)             8,156                  0           169,820
------------------------------------------------------------------------------------------------------------------------------------
                                                             COLUMBIA
------------------------------------------------------------------------------------------------------------------------------------
Santander and   California-Vetas                175,137               301              1,996           (177,434)                0
Putumayo        Mocoa
------------------------------------------------------------------------------------------------------------------------------------
                                                              ROMANIA
------------------------------------------------------------------------------------------------------------------------------------
Hunedoara       Voia                            299,295                 0             34,289           (333,584)                0
Harghita        Ostoros
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                        $3,622,902          $(31,214)        $  778,627          $(511,018)      $ 3,859,297
====================================================================================================================================

====================================================================================================================================
                                                                                 Exploration
                                           Carrying Value     Acquisition            and                             Carrying Value
   Province/                                December 31,         Costs            Overhead          Write-Offs        December 31,
    Region              Property                1998              1999              1999               1999               1999
====================================================================================================================================
                                                             ARGENTINA
------------------------------------------------------------------------------------------------------------------------------------
San Juan        Agua Blanca                  $        0           $     0         $   31,268          $ (31,268)      $         0
              ----------------------------------------------------------------------------------------------------------------------
                Cateos                          433,872                 0             30,478           (149,689)          314,661
------------------------------------------------------------------------------------------------------------------------------------
Mendoza         Cateos                          399,183                 0              4,892           (404,075)                0
------------------------------------------------------------------------------------------------------------------------------------
Neuquen         Cateos                           62,541                 0                 14            (62,555)                0
------------------------------------------------------------------------------------------------------------------------------------
                El Pluma                        507,940             2,478            639,739                  0         1,150,159
Santa Cruz    ----------------------------------------------------------------------------------------------------------------------
                Cerro Saavedra                  765,770             1,888            232,789                  0         1,000,447
              ----------------------------------------------------------------------------------------------------------------------
                Cateos                          402,861             2,190             66,488                  0           471,539
------------------------------------------------------------------------------------------------------------------------------------
Rio Negro       Cateos                           71,822                 0              1,084            (72,906)                0
------------------------------------------------------------------------------------------------------------------------------------
Chubut          Arroyo Verde                          0               601              8,880             (9,481)                0
                Cateos                          196,641                80             14,943                  0           211,664
------------------------------------------------------------------------------------------------------------------------------------
Northern        Cateos                          187,048                 0                 30           (187,078)                0
------------------------------------------------------------------------------------------------------------------------------------
                                                             COLOMBIA
------------------------------------------------------------------------------------------------------------------------------------
Santander and   California-Vetas                156,270             5,154             13,715                  0           175,137
Putumayo        Mocoa
------------------------------------------------------------------------------------------------------------------------------------
                                                              ROMANIA
------------------------------------------------------------------------------------------------------------------------------------
Hunedoara       Voia                            121,763               371            177,161                  0           299,295
Harghita        Ostoros
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                        $3,305,711           $12,762         $1,221,481          $(917,052)      $ 3,622,902
====================================================================================================================================

     a)  El Pluma/Cerro Saavedra Projects
         The contiguous El Pluma and Cerro Saavedra properties are located in north central Santa Cruz Province. The properties, made up of applications for cateos, were located during the Corporation's regional exploration program. The Corporation conducted drill programs on the properties in 1998, 1999 and 2000. The Corporation acquired additional applications for cateos during 1998.

     b)  Colombian Projects
         The California-Vetas project was located in the Eastern Cordillera of the Andes Mountains in the eastern part of the Department of Santander. The property consisted of two wholly-owned and three option-to-purchase agreements for five granted exploration licenses.

         The Mocoa project was an application for an exploration license. The project is located in southern Colombia, in the Department of Putumayo.

         Following a review of the projects in 2000, the Corporation abandoned the Colombian projects with a write-off to operations of $177,434 in 2000.

     c)  Romanian Projects
         The Voia project was located in the Golden Quadrilateral of the Transylvania region of Romania, northwest of Bucharest. On March 12, 1999, the Corporation signed an exclusive License of Concession for Exploration on the Voia property. The Ostoros project was located in the eastern Carpathian mountains, north of Bucharest. On March 12, 1999, the Corporation signed an exclusive License of Concession for Exploration on the Ostoros property.

         Following a review of the projects in 2000, the Corporation abandoned the projects with a write-off to operations of $333,584 in 2000.

     d)  Write-Off of Mineral Property and Deferred Exploration Costs
         The Corporation has acquired exploration concessions, entered into option agreements and contracts, and carried out exploration on certain properties where it has determined that it would be unlikely that additional work would result in the discovery of economic reserves. Accordingly, any acquisition payments and the accumulated cost of exploration on those properties have been written off to operations. These write-offs totaled $511,018 in 2000 (Romania and Colombia) and $917,052 in 1999.

6.   CAPITAL ASSETS

                                December 31, 2000                                   December 31, 1999
                                -----------------                                   -----------------
                                      Accumulated                                       Accumulated
                          Cost        Depreciation        Net                Cost       Depreciation        Net
                          ----        ------------        ---                ----       ------------        ---
  Vehicles              $163,151        $130,758         $32,393           $163,151       $111,251         $51,900
  Office Equipment        27,722          19,052           8,670             25,871         15,712          10,159
                        --------        --------         -------           --------       --------         -------
                        $190,873        $149,810         $41,063           $189,022       $126,963         $62,059
                        ========        ========         =======           ========       ========         =======

7.   SHARE CAPITAL

     a)  Authorized
         The Corporation has authorized capital of an unlimited number of common shares, with no par value, and an unlimited number of preferred shares, with no par value.

     b)  Issued, Allotted and/or Subscribed:

                                                                                         Number
                                                                                       of Shares      Amount
                                                                                      ----------    -----------
Common shares issued:
  Issued for cash on incorporation                                                             1    $         1
  Issued for acquisition of subsidiaries
  (Issued March 15, 1995-see Note 4)                                                   4,000,000        575,537
  Subscriptions received for private placement                                                 0         57,069
                                                                                      ----------    -----------
Balance, December 31, 1994                                                             4,000,001        632,607
  Issued for cash (Cdn$0.10 each)                                                      1,000,000         70,850
  Issued for cash (Cdn$0.40 each)                                                      2,345,094        669,058
  Issued for cash (Cdn$1.00 each)                                                      3,031,000      2,237,071
  Issued for finder's fee                                                                150,000              0
  Issued for services                                                                    168,000              0
  Issued for subsidiary (see Note 4)                                                     336,814              0
  Subscriptions applied                                                                        0        (57,069)
                                                                                      ----------    -----------
Balance, December 31, 1995                                                            11,030,909      3,552,517
  Issued for cash (Cdn$1.50 each)                                                      1,433,333      1,535,553
  Issued for broker special warrants                                                      90,400              0
  Issued for cash (Cdn$3.42 each)                                                        877,194      2,174,388
  Issued to N.A. Degerstrom, Inc.:
    For cash (Cdn$1.44 each)                                                             500,000        514,608
    For cash on exercise of warrants (Cdn$1.75 each)                                     500,000        625,392
  Issued for cash on exercise of warrants (Cdn$1.80 each)                                 67,500         89,220
  Subscriptions received for private placement                                                 0      4,873,336
                                                                                      ----------    -----------
Balance, December 31, 1996                                                            14,499,336     13,365,014
  Issued for cash on exercise of warrants (Cdn$1.80 each)                              1,271,233      1,689,102
  Issued for cash (private placement-Cdn$2.10 each)                                    3,370,481      4,873,336
  Subscriptions applied                                                                        0     (4,873,336)
  Issued for cash on exercise of options (Cdn$1.44 each)                                  75,000         78,146
                                                                                      ----------    -----------
Balance, December 31, 1997                                                            19,216,050     15,132,262
  Issued for cash on exercise of warrants (Cdn$1.60 each)                                720,383        806,136
  Issued for cash on exercise of options (Cdn$1.15 each)                                  15,000         11,936
  Issued for cash on exercise of warrants (Cdn$1.53 each)                                438,597        464,332
                                                                                      ----------    -----------
Balance, December 31, 1998                                                            20,390,030     16,414,666
  Issued for cash (by prospectus Cdn$0.25)                                             3,214,540        545,874
  Issued for broker's fees                                                               128,582              0
                                                                                      ----------    -----------
Balance, December 31, 1999                                                            23,733,152     16,960,540
  Issued for cash (by prospectus Cdn$0.25)                                             5,985,460      1,032,973
  Issued for broker's fees                                                               191,418              0
  Issued for cash on exercise of stock options (Cdn$0.55)                                 90,000         34,109
  Subscriptions received for private placement                                                 0        162,242
                                                                                      ----------    -----------
Balance, December 31, 2000                                                            30,000,030    $18,189,864
                                                                                      ==========    ===========

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

             iv) On December 13, 1996 and December 19, 1996, the Corporation raised gross proceeds of Cdn$7,078,010 (US$5,197,540) in aggregate by way of a private placement of special warrants at a price of Cdn$2.10 per unit. Each unit comprised one common share and one share purchase warrant. Two warrants entitled the holder to purchase one additional common share at a price of Cdn$2.50 per share if exercised on or before December 13, 1997 or at a price of Cdn$2.88 if exercised before December 13, 1998. In connection with the private placement, the Corporation granted 140,420 broker special warrants for commission, 200,000 broker special warrants for a corporate finance fee (with each broker special warrant convertible into a broker share purchase warrant), and cash commissions totaling Cdn$441,501. The Corporation filed a prospectus to qualify the shares and warrants on the exercise of the special warrants and the warrants on exercise of the broker special warrants and received final approval of the prospectus on May 8, 1997. Upon the exercise of the special warrants, the Corporation issued 3,370,481 Common Shares. The Corporation amended the terms of the share purchase warrants in December 1997 to allow the first exercise of warrants at a price of Cdn$1.60 on or before February 27, 1998, and in February 1998 further amended the terms to allow the first exercise on or before March 31, 1998. In March 1998, 1,440,766 warrants were exercised for the issuance of 720,383 shares.

             v) On December 14, 1999, the Corporation raised gross proceeds of Cdn$803,635 (US$545,874) through a unit offering by way of a Canadian offering in late 1999 with the issuance of 3,214,540 units at a price of Cdn$0.25 per unit. Each unit comprised one common share and one share purchase warrant, which entitled the holder to purchase one further common share at an exercise price of Cdn$0.35 on or before December 14, 2000. In connection with the financing, the Corporation paid a 7.5 percent commission on the gross proceeds and issued Common Shares equal to 4 percent of the units sold (128,582 shares) as additional commission.

             vi) On January 31, 2000, the Corporation raised gross proceeds of Cdn$1,496,365 (US$1,032,973) through a unit offering by way of a Canadian offering with the issuance of 5,985,460 units at a price of Cdn$0.25 per unit. Each unit comprised one common share and one share purchase warrant, which entitled the holder to purchase one further common share at an exercise price of Cdn$0.35 on or before January 31, 2001. In connection with the financing, the Corporation paid a 7.5 percent commission on the gross proceeds and issued Common Shares equal to 4 percent of the units sold (191,418 shares) as additional commission.

             vii) On November 30, 2000, Degerstrom acquired 1,175,000 special warrants of the Corporation at a price of Cdn$0.20 per special warrant for gross proceeds of Cdn$235,000 (US$162,242). Each special warrant entitles the holder to acquire one unit comprised of one common share of the Corporation and one non-transferable common share purchase warrant at no additional cost during the period commencing on the closing date, and ending at 4:30 p.m. (Calgary time) on the earlier of: (i) five (5) business days after the day upon receipt of a notice from the Corporation requesting the exercise of the special warrants; and (ii) November 30, 2002. Each warrant is exercisable into one common share at the price of Cdn$0.20 if exercised on or before 4:30 p.m. (Calgary time) on the first year anniversary of the issuance date or at a price of Cdn$0.25 if exercised on or before 4:30 (Calgary time) on the second year anniversary of the issuance date.

     c)       Stock Options
              At December 31, 2000, the Corporation has one stock option plan. The aggregate number of shares to be delivered upon the exercise of all options granted under the plan shall not exceed 10% of the Corporation's issued and outstanding Common Shares, up to a maximum of 6,000,000 shares. The options vest immediately and are exercisable over terms of up to a maximum of five years. Had compensation expense for the stock option plan been determined based on the fair market value based method, in accordance with EICA 98, the Corporation's net loss for the year and net loss per common share would have been increased to the pro forma amounts below:

                                                                                 2000             1999
                                                                                 ----             ----
              Net loss for the year         As reported:                   $1,150,645            $1,766,517
                                            Pro forma:                     $1,238,380            $2,277,699
              Net loss per common share     As reported:                        $0.04                 $0.09
                                            Pro forma:                          $0.04                 $0.11

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted average assumptions used for grants in 2000 and 1999:

                                                                                2000               1999
                                                                                ----               ----
              Dividend yield (%)                                                   0                 0
              Expected volatility (%)                                            204               152
              Risk-free interest rates (%)                                      6.08              5.68
              Expected lives (years)                                            4.20                 5

         Approximately $0 of the compensation expense in 2000 ($20,000 in 1999) resulted from modifications to the exercise prices and remaining lives of previously granted options.

         A summary of the status of the Corporation's stock option plan as of December 31, 2000 and 1999, and changes during the years ended on those dates is:

                                                       2000                                 1999
                                                       ----                                 ----
                                                                (Cdn)                                (Cdn)
                                                              Weighted                              Weighted
                                                                Ave.                                  Ave.
                                                 Options      Exercise            Options           Exercise
                                                 -------      --------            -------           --------
         Outstanding and exercisable at
         beginning of year                      1,840,000       $0.58                1,610,000        $1.19
         Granted                                  870,000       $0.19                1,445,000        $0.56
         Exercised                                (90,000)      $0.55                        0            0
         Forfeited                               (175,000)      $0.59               (1,215,000)           0
                                                ---------       -----              -----------           --
         Outstanding and exercisable at
         end of year                            2,445,000       $0.44                1,840,000        $0.58
                                                =========       =====              ===========        =====
         Weighted average fair value of
         options granted during the year                        $0.19                                 $0.51
                                                                =====                                 =====

         The range of exercise prices is from Cdn$0.16 to Cdn$0.68 with a weighted average remaining contractual life of 3.13 years at December 31, 2000.

         At December 31, 2000, there were options held by directors, officers and employees of the Corporation for the purchase of Common Shares as follows:

            Number of Shares         Exercise Price             Expiry Date
            ----------------         --------------             -----------
               185,000                 Cdn$0.68                January 10, 2001
               215,000                 Cdn$0.68                March 2, 2003
             1,146,000                 Cdn$0.55                June 3, 2004
                29,000                 Cdn$0.59                June 3, 2004
               250,000                 Cdn$0.25                January 10, 2002
               620,000                 Cdn$0.16                August 28, 2005
             ---------
             2,445,000
             =========

     d)  Warrants
         At December 31, 2000, warrants were outstanding to acquire 9,200,000 Common Shares at an exercise price of Cdn$0.35 per share on or before January 31, 2001, when the warrants expired without being exercised.

         At December 31, 2000, the 1,175,000 special warrants described in Note 7b(vii) were outstanding.

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

9.   RELATED PARTY TRANSACTIONS

     a) Concurrent with the acquisition of the Corporation's wholly-owned subsidiaries as disclosed in Note 4a, the Corporation also entered into an operating agreement effective March 15, 1995 with the vendor, NAD. As a result of the acquisition agreement, NAD was the controlling shareholder of the Corporation. Under the terms of the operating agreement, NAD will operate and manage the exploration program on all properties and provide related off-site administrative assistance, as required. Consideration will be 15% of the costs incurred by NAD on behalf of the Corporation. Costs paid directly by the Corporation are not subject to the fee. Included in the agreement are fixed rental rates for equipment owned by NAD. During the years ended December 31, 2000 and 1999, administrative fees were paid to NAD of $42,770 and $48,240 on total costs incurred by the Corporation of $460,043 and $492,325, respectively. Equipment rentals of $3,206 and $6,070 were included in the total costs for 2000 and 1999, respectively.

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

     c) On November 30, 2000, Degerstrom acquired 1,175,000 special warrants of the Corporation at a price of Cdn$0.20 per special warrant for gross proceeds of Cdn$235,000 (US$162,242). Each special warrant entitles the holder to acquire one unit comprised of one common share of the Corporation and one non- transferable common share purchase warrant at no additional cost during the period commencing on the closing date, and ending at 4:30 p.m. (Calgary time) on the earlier of: (i) five (5) business days after the day upon receipt of a notice from the Corporation requesting the exercise of the special warrants; and (ii) November 30, 2002. Each warrant is exercisable into one common share at the price of Cdn$0.20 if exercised on or before 4:30 p.m. (Calgary time) on the first year anniversary of the issuance date or at a price of Cdn$0.25 if exercised on or before 4:30 (Calgary time) on the second year anniversary of the issuance date.

     d) During 2000 and 1999, the Corporation incurred the following transactions with related parties: financial consulting to a director and officer totaling $8,155 and $38,395, and legal fees to a firm in which a director and officer is now a partner, totaling $44,675 and $114,144, respectively.

10.  INCOME TAXES

Due to the losses incurred by the Corporation, there is no income tax provision or benefit recorded for all periods presented. The net deferred tax asset is comprised of net operating loss carryforwards which is totally offset by an identical valuation allowance. No deferred tax asset has been recognized due to the uncertainty of future realization.

The Corporation has Canadian non-capital losses available to carry forward to apply against future taxable income of approximately Cdn$4.4 million expiring as follows:

     2001       Cdn      $  378,000
     2002       Cdn          77,000
     2003       Cdn         659,000
     2004       Cdn         782,000
     2005       Cdn         716,000
     2006       Cdn         860,000
     2007       Cdn         923,000
                         ----------
                         $4,395,000
                         ==========

11.  COMPARATIVE FIGURES

Certain financial statement line items from prior years have been reclassified to conform with the current year's presentation. These reclassifications had no effect on the net loss and accumulated deficit as previously presented.

12.  SUBSEQUENT EVENTS

On March 15, 2001, Minera Andes Inc. signed an option and joint venture agreement with Mauricio Hochschild & Cia. Ltda. (Hochschild), Lima, Peru, for the exploration and possible development of Minera Andes' epithermal gold-silver exploration land package in southern Argentina. The land package, known as El Pluma/Cerro Saavedra, includes Huevos Verdes, a high-grade gold/silver vein system target, and Minera Andes' most advanced exploration prospect. The signing allows Hochschild to immediately begin exploration work on El Pluma/ Cerro Saavedra, and requires an initial payment to Minera Andes of US$200,000 as part of a total annual payment of US$400,000. Cash payments continue until pilot plant production is achieved. Under the agreement, Hochschild can earn a 51 percent ownership on El Pluma/Cerro Saavedra.

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

             iii) During 1999, the Corporation issued 128,582 Common Shares for a broker's fee in connection with the offering of Common Shares by way of a prospectus. Under U.S. GAAP, these shares would be valued at Cdn$0.25 per share (approximately $22,000), being the fair market value of the shares issued.

             iv) During 2000, the Corporation issued 191,418 Common Shares for a broker's fee in connection with the offering of Common Shares by way of a prospectus. Under U.S. GAAP, these shares would be valued at Cdn$0.25 per share (approximately $32,000), being the fair market value of the shares issued.

             v) Share issuance costs are offset against share proceeds resulting in no net change to share capital.

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

     d) Compensation Expense Associated with Release of Shares from Escrow Under U.S. GAAP, stock compensation expense is recorded as shares held in escrow become eligible for release based upon the number of shares eligible for release and the market value of the shares at that time. Under Canadian GAAP, no value is attributed to such shares released and no compensation expense is recorded. Shares become eligible for release from escrow based on deferred exploration expenditure in accordance with the Escrow Agreement (see Note 4a) and with the consent of The Alberta Stock Exchange. During the years ended December 31, 2000 and 1999 and for the period from July 1, 1994 (commencement) through December 31, 2000, the Corporation would have recorded compensation expense of $0, $0 and $6,324,914, respectively, under U.S. GAAP.

     e)  Mineral Properties and Deferred Exploration Costs
         The U.S. Securities and Exchange Commission staff has taken the position that a U.S. registrant without proven and probable economic reserves, in most cases, could not support the recovery of the carrying value of deferred exploration costs. Therefore, the Corporation has presented the effect of expensing all deferred exploration costs as a reconciling item between U.S. and Canadian GAAP. During the fourth quarter of 2000, the Corporation abandoned the Colombian and Romanian properties when the decision was made to continue to expend available cash flows on the Argentine properties, due to continuing financial and cash flow pressures.

     f)  Impact on Consolidated Financial Statements

         The impact of the above on the consolidated financial statements is as follows:

                                                               December 31, 2000                    December 31, 1999
                                                               -----------------                    -----------------
         Accumulated deficit, end of period, per Canadian
         GAAP                                                      $14,254,066                          $12,999,237
         Adjustment for acquisition of Scotia                          248,590                              248,590
         Adjustment for compensation expense                         6,324,914                            6,324,914
         Adjustment for share issue costs                             (843,014)                            (738,830)
         Adjustment for deferred exploration costs                   3,708,509                            3,482,068
                                                                   -----------                          -----------
         Accumulated deficit, end of period, per U.S.
         GAAP                                                      $23,693,065                          $22,315,979
                                                                   ===========                          ===========



         Share capital, per Canadian GAAP                          $18,189,864                          $16,960,540
         Adjustment for acquisition of Scotia                          248,590                              248,590
         Adjustment for compensation expense                         6,324,914                            6,324,914
         Adjustments for share issue costs                            (843,014)                            (738,830)
                                                                   -----------                          -----------
         Share capital, per U.S. GAAP                              $23,920,354                          $22,795,214
                                                                   ===========                          ===========

                                                                                                Period from
                                                               Years Ended                      July 1, 1994
                                                    -----------------------------------     -------------------
                                                                                               (commencement)
                                                     December 31,         December 31,             through
                                                         2000                 1999            December 31, 2000
                                                    --------------       --------------     -------------------
         Net loss for the period, per
         Canadian GAAP                                 $1,150,645            $1,766,517           $13,393,837
         Adjustment for acquisition of
         Scotia                                                 0                     0               248,590
         Adjustment for compensation
         expense                                                0                     0             6,324,914
         Adjustment for deferred
         exploration costs, net                           226,441               306,595             3,708,509
                                                       ----------            ----------           -----------
         Net loss for the period, per U.S.
         GAAP                                          $1,377,086            $2,073,112           $23,675,850
                                                       ==========            ==========           ===========
         Basic and diluted net loss per
         common share, per U.S. GAAP                   $     0.05            $     0.10
                                                       ==========            ==========

Net Cash Provided By (Used In):                       Operating Activities                       Investing Activities
                                                      --------------------                       --------------------
                                                    Canadian           U.S.                   Canadian             U.S.
For the Years Ended:                                  GAAP             GAAP                     GAAP               GAAP
--------------------                                  ----             ----                     ----               ----
    December 31, 2000                             $  (776,248)     $(1,002,689)             $   (730,545)     $  (504,104)

    December 31, 1999                                (612,355)        (918,950)               (1,148,498)        (841,903)

    Period from July 1, 1994
    (commencement) through
    December 31, 2000                             $(5,206,831)     $(8,915,340)             $(11,462,664)     $(7,754,155)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Information with respect to the directors, executive officers and significant employees of the Corporation is set forth below.

Name                        Age       Positions Held

Allen Ambrose                44       President and Director, Director and CEO
                                      of MPI, Director of MPSA

Brian Gavin                  47       Vice-President of Exploration, Director of
                                      MASA Director of MPSA

Allan J. Marter              53       Director, Director of MPSA

Jorge Vargas                 59       Director and President of MASA & NADSA

Armand Hansen                65       Director

John Johnson Crabb           75       Director

A.D. (Darryl) Drummond       64       Director

Bonnie L. Kuhn               35       Secretary, CFO and Director, Secretary and
                                      Director of MPI

Jon H. Lehmann               44       President of MPI, Secretary of MPSA

Allen Ambrose, President and Director, Director and CEO of MPI, Director of MPSA, has 21 years of experience in the mining industry including his position as Exploration Manager with Degerstrom. Prior to joining Degerstrom in 1988, Mr. Ambrose was a geologist for Cyprus Minerals, Kidd Creek Mines, Molycorp, Boise Cascade and Dennison Mines. Mr. Ambrose has extensive experience in all phases of exploration, project evaluation and project management and has worked as a geologist consultant in the U.S., Venezuela and most recently Argentina. He holds a B. Sc. degree in Geology from Eastern Washington University (EWU). While consulting for Gold Reserve Corporation, he was a co-discoverer of the auriferous massive sulfide exposure that led to their acquisition of the Brisas project in Venezuela. Mr. Ambrose sits on the board of directors of Cadre Resources Ltd. (1994 to present), a company listed on the CDNX with mining interests in Venezuela. Mr. Ambrose sits on the board of trustees for the Northwest Mining Association, a mining industry association of approximately 3,000 members.

Brian Gavin, Vice President of Exploration, Director of MASA, Director of MPSA, has 21 years of experience in exploration geology. Mr. Gavin has extensive experience in all phases of exploration, project evaluation and project management in the search for precious and base metals, industrial minerals and has worked in the field as project manager and consultant in the U.S., Mexico, Nigeria, Argentina and most recently, in Romania. He holds a B. Sc. (Honours) degree in Geology from the University of London and M. S. degree in Geology and Geophysics from the University of Missouri. From 1981 to 1993, he was a consultant with Ernest K. Lehman & Associates, which is a geological mining consulting firm. From 1993, he has been employed by Degerstrom.

Allan J. Marter, Director, Director of MPSA, was Chief Financial Officer of the Corporation from June 1997 to March 2000 and a director of the Corporation since June 1997. On November 9, 1999, he was appointed Vice President and Chief Financial Officer of Golden Star Resources Ltd. Mr. Marter was a financial advisor in the mining industry and Principal of Waiata Resources, from April 1996 to November 9, 1999 and has provided financial advisory services to the Corporation since April 30, 1996. Mr. Marter is a finance professional with 23 years experience in the mining industry. From 1992 through 1996, he was employed as a director of Endeavor Financial Inc., a mining financial advisory firm. Mr. Marter also serves as a director of Addwest Minerals International, Ltd. and Golden Phoenix Minerals Inc.

Jorge Vargas, President and Director of MASA and NAD S.A., received his law degree in 1967 from the National University of Buenos Aires, Argentina. He has been in private practice since 1967. Dr. Vargas also studied mining law at the Law Faculty of the University of Mendoza and was on the organizing committee of the First International Water Rights Conference in Mendoza in 1968. Dr. Vargas is a registered attorney in the provinces of Mendoza and San Juan, and at the Federal level.

Armand Hansen, Director, is currently retired from the position of Vice President of Operations for Degerstrom. He held that position for 19 years. His responsibilities included managing 350 employees at various job sites throughout the U.S. and Latin America. Mr. Hansen has 30 years of experience in the mining industry. Mr. Hansen also served as Vice-President and director to Aresco Inc. from 1989 through January 2001, a private company with approximately 35 employees. Aresco is a manufacturing company conducting speciality fabrication of mining equipment.

John Johnson Crabb, Director, was a director of Inland Resources, Inc. from 1985 to November 1995. Mr. Crabb was the director of Pegasus Gold Inc. and Vice President of Exploration for Crowsnest Resources Ltd., a wholly owned subsidiary of Shell Canada. Mr. Crabb graduated from the University of British Columbia in 1951 with a Masters Degree in Geology.

A.D. (Darryl) Drummond, Director, is a Ph.D. and a professional engineer. He graduated from the University of British Columbia with a B.A.Sc. in Geological Engineering in 1959 and with a M.A.Sc. in 1961. He obtained his Doctorate degree in 1966 from the University of California at Berkeley. As an undergraduate and graduate, he worked with Kennco Explorations (Western) Ltd. during the period 1958 to 1961. He has been associated with the Placer Development Group of Companies since 1963, first with Craigmont Mines Ltd., then Endako Mines and Gibraltar Mines. At the Placer head office since 1967, he initially was a Research Geologist and then Assistant Exploration Manager, Western Canada, for Canex Placer Ltd. During 1977 to 1979, he was Manager of Placer Development y Cia. Ltda. in Santiago, Chile, then returned to the position of Research Geologist with the Technical Services Advisory Group for the Placer Group of Companies in Vancouver. On March 1, 1981, he and David Howard became principals in a mineral exploration management firm called D.D.H. Geomanagement Ltd. with offices in Vancouver, British Columbia. Since 1981, consulting tasks have concentrated on all aspects of mineral deposit evaluation covering precious metal, base metal and industrial mineral types in such countries as Argentina, Canada, Chile, China, Costa Rica, Ecuador, Guyana, Mexico, Philippines, United States of America and Venezuela. He is a member of the Society of Economic Geology and a member of the Geology Section of the Canadian Institute of Mining and Metallurgy. He is the President of D.D.H. Geomanagement from 1981 to the present; director of Cadre Resources Ltd. from November 1994 to February 1995; director of All North Resources Ltd. from May 1995 to July 9, 1996; and director of International All-North Resources Ltd. from July 10, 1996 to present; Director of The Quinto Mining Corporation from September 11, 1996 to present.

Bonnie L. Kuhn, Secretary, Chief Financial Officer and Director, Secretary and Director of MPI, has been the Secretary and a director of the Corporation since June 1997. She has been a solicitor with the firm Ogilvie and Company, Barristers and Solicitors, Calgary, Alberta, from January 1994 to December 31, 1998. Ogilvie and Company of Calgary changed its name to Armstrong Perkins Hudson LLP in 1999. From January 1, 1999 on, Ms. Kuhn has been a partner with Armstrong Perkins Hudson. From August 1993 to December 1994, Ms. Kuhn was a Crown prosecutor with the Government of Alberta, Department of Justice. Ms. Kuhn is a member of the Law Society of Alberta and the Canadian Bar Association. She obtained her LLB from the University of Manitoba in 1989. Ms. Kuhn was a director of Talon Petroleums Ltd., an oil and gas exploration company, from September 1997 to September 1999. Ms. Kuhn is currently a director of Tajzha Ventures Ltd., an oil and gas exploration company.

Jon Lehmann, President of MPI, Secretary of MPSA, has 24 years of experience in exploration and mine geology including his position as General Manager - Northern Andes with the Corporation. Prior to joining the Corporation in 1996, Mr. Lehmann was a geologist for Echo Bay Mines, Cyprus-Amax Minerals, Inland Gold and Silver, Meridian Minerals and Conoco Minerals. He has extensive experience in all phases of exploration, project management, mine development and mine geology. Mr. Lehmann was the project manager of the predevelopment feasibility study of the Cerro Queina gold deposit in Panama for Cyprus-Amax Minerals. He holds a B.Sc. Degree in geology from Washington State University.

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

                          Summary Compensation Table

                                                    Annual Compensation                         Long Term Compensation
                                                    -------------------                         ----------------------
                                                                     Other Annual
                              Fiscal            Salary               Compensation               Securities Underlying
                                                -------              ------------
                               Year               ($)                     ($)                     Options/SARs (#)
                               ----               ---                     ---                     ----------------
Allen Ambrose (1)              2000              87,404                  9,164 (2)                       100,000
President                      1999              92,302                  8,960                           210,000 (4)
                               1998              96,200                  9,660                            30,000

Brian Gavin (1)                2000              87,404                  9,164 (3)                       100,000
Vice President of              1999             105,502                  9,620                           210,000 (4)
Exploration                    1998             122,600                 11,112                            30,000

Notes:

(1) Allen Ambrose and Brian Gavin, as employees of Degerstrom, provided services under the Operating Agreement (See "Description of the Business") which services were invoiced to the Corporation under the Operating Agreement.

(2) During the 2000 fiscal year, the following benefits were provided to Mr. Ambrose by Degerstrom and invoiced to the Corporation:

           401K Base                   $2,616
           401K Match                  $1,744
           Medical Insurance           $4,804

(3) During the 2000 fiscal year, the following benefits were provided to Mr. Gavin by Degerstrom and invoiced to the Corporation:

           401K Base                   $2,616
           401K Match                  $1,744
           Medical Insurance           $4,804

(4) During 1999, 190,000 of these options granted in prior years were canceled.

Stock Options Granted in 2000. The following table sets forth certain information concerning individual stock options granted to the Named Executives during the year ended December 31, 2000.

                     Option Grants in the Last Fiscal Year

                                                       Percentage of
                                                       Total Options
                                   Number of            Granted to             Exercise
                             Securities Underlying     Employees in             Price              Expiration
                              Options Granted (#)      Fiscal Year             (Cdn$/Sh)              Date
                              -------------------      -----------             ---------              ----
Allen Ambrose                      100,000                 11.5%                $0.16          August 28, 2005
Brian Gavin                        100,000                 11.5%                $0.16          August 28, 2005

Aggregated Option Exercises. The following table sets forth certain information concerning the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2000. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of the Corporation's Common Shares as of December 31, 2000.

                          Fiscal Year-End Option Values

                         Shares                                                             Value of Unexercised
                        acquired                     Number of Unexercised                In-the-Money Options at
                           on          Value       Options at Fiscal Year End             Fiscal Year-End ($)(1)(2)
                                                   --------------------------             -------------------------
                        Exercise      Realized    Exercisable      Unexercisable       Exercisable       Unexercisable
                        --------      --------    -----------      -------------       -----------       -------------
Allen Ambrose               0            $0           390,000              0                  $0                 $0
Brian Gavin                 0            $0           390,000              0                  $0                 $0

Notes:

(1) The value of unexercised in-the-money options was calculated using the closing price of Common Shares on The Canadian Venture Exchange on December 31, 2000, less the exercise price of in-the-money stock options. On December 29, 2000 the closing price of the Common Shares on The Canadian Venture Exchange was Cdn$0.11.

(2) The currency exchange rate applied in calculating the value of unexercised in-the-money options was the late New York trading rate of exchange for December 29, 2000 as reported by the Wall Street Journal for conversion of United States dollars into Canadian dollars was U.S. $1.00 = Cdn$1.50 or Cdn$1.00 = U.S. $0.67.

Stock Option Plan

The Board of Directors adopted a stock option plan (the "Plan") which was approved with amendments by the shareholders of the Corporation at the Annual and Special Meeting of Shareholders held on June 26, 1996, which was subsequently amended at the Corporation's Annual and Special Meeting of Shareholders held on June 26, 1998, and June 23, 1999. The purpose of the Plan is to afford the persons who provide services to the Corporation or any of its subsidiaries or affiliates, whether directors, officers or employees of the Corporation or its subsidiaries or affiliates, an opportunity to obtain a proprietary interest in the Corporation by permitting them to purchase Common Shares of the Corporation and to aid in attracting, as well as retaining and encouraging the continued involvement of such persons with the Corporation. Under the terms of the Plan, the board of directors has full authority to administer the Plan in accordance with the terms of the Plan and at any time amend or revise the terms of the Plan provided, however, that no amendment or revision shall alter the terms of options already granted. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan shall not exceed 10% of the Corporation's issued and outstanding Common Shares up to a maximum of 6,000,000 shares. No participant may be granted an option under the Plan which exceeds the number of shares permitted to be granted pursuant to rules or policies of any stock exchange on which the Common Shares is then listed.

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

At December 31, 2000, 3,555,000 options were available for grant under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership, as of March 15, 2001, of the Common Shares by (i) each person known by the Corporation to own beneficially more than 5% of the Common Shares, (ii) each director of the Corporation, (iii) the Chief Executive Officer and each other officer named in the Summary Compensation Table and (iv) all directors and executive officers as a group. Except as otherwise noted, the Corporation believes the persons listed below have sole investment and voting power with respect to the Common Shares owned by them.

                                                           Shares
                                                         Beneficially                        Percentage of
Name and Address                                          Owned (1)                        Common Shares (1)
----------------                                          ---------                        -----------------
Named Executive Officers and Directors
Allen Ambrose                                              457,200 (2)                          1.50%
3303 North Sullivan Road
Spokane, WA 99216

Armand Hansen                                              311,000 (3)                          1.03%
3303 North Sullivan Road
Spokane, WA 99216
John Johnson Crabb                                         210,000 (3)                          0.69%
3303 North Sullivan Road
Spokane, WA 99216

Brian Gavin                                                460,400 (2)                          1.52%
3303 North Sullivan Road
Spokane, WA 99216

A.D. (Darryl) Drummond                                     180,000 (3)                          0.60%
3303 North Sullivan Road
Spokane, WA 99216

Bonnie L. Kuhn                                             131,000 (4)                          0.43%
1600 Canada Place
407 - 2nd Street S.W.
Calgary, Alberta
T2P 2Y3

Allan J. Marter                                            180,000 (3)                          0.60%
7721-D S. Curtice Way
Littleton, CO 80120

5% or Greater Shareholders

Neal A. and Joan L. Degerstrom                           7,450,000 (5)(6)                       23.0%
3303 North Sullivan Road
Spokane, WA 99216

All directors and
executive officers
as a group (7 persons)                                   1,929,600 (7)                          6.42%

Notes:

(1) Shares which the person or group has the right to acquire within 60 days after March 15, 2001 are deemed to be outstanding in determining the beneficial ownership of the person or group and in calculating the percentage ownership of the person or group, but are not deemed to be outstanding as to any other person or group.

(2) Includes stock options entitling the holder to acquire 30,000 shares upon payment of Cdn$0.68, 210,000 shares upon payment of Cdn$0.55, and 100,000 shares upon payment of Cdn$0.16.

(3) Includes stock options entitling the holder to acquire 20,000 shares upon payment of Cdn$0.68, 120,000 shares upon payment of Cdn$0.55, and 40,000 shares upon payment of Cdn$0.16.

(4) Includes stock options entitling the holder to acquire 10,000 shares upon payment of Cdn$0.68, 80,000 shares upon payment of Cdn$0.55, and 40,000 shares upon payment of Cdn$0.16.

(5) The Common Shares are owned beneficially by Mr. and Mrs. Degerstrom by virtue of their combined majority control of the record owner, N.A. Degerstrom, Inc.

(6) Does not include 1,213,409 Common Shares reserved for issuance to Degerstrom upon the satisfaction of certain performance criteria. See "Description of Properties - the Degerstrom Agreement."

(7) Includes stock options to acquire 150,000 shares upon payment of Cdn$0.68, 980,000 shares upon payment of Cdn$0.55 and 400,000 shares upon payment of Cdn$0.16.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Corporation, MASA, NADSA and Degerstrom are party to an Operating Agreement whereby Degerstrom operates and manages the exploration program relating to the Corporation Claims in return for a management fee and certain other consideration. See "Description of Properties --The Degerstrom Agreement."

Allen Ambrose and Brian Gavin both serve as employees of Degerstrom and receive all of their compensation for management services provided to the Corporation under the Operating Agreement from Degerstrom. Neither Mr. Ambrose nor Mr. Gavin perform any services as employees of Degerstrom other than in their capacities as President and Vice President of Exploration of the Corporation respectively. All of the compensation paid to

Messrs. Ambrose and Gavin has been invoiced back to the Corporation by Degerstrom. See "Description of the Business -- Operating Structure" and "Executive Compensation."

During the years ended December 31, 2000 and 1999, administrative fees were paid to NAD of $42,770 and $48,240 on total costs incurred by the Corporation of $460,043 and $492,325, respectively. Equipment rentals of $3,206 and $6,070 were included in the total costs for 2000 and 1999, respectively.

During 2000 and 1999, the Corporation incurred the following transactions with related parties: financial consulting to a director and officer totaling $8,155 and $38,395, and legal fees to a firm in which a director and officer is an associate, totaling $44,675 and $114,144, respectively.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8K

     a)  Exhibits
         The Exhibits as indexed on pages 58 through 59 of this report are included as part of this Form 10-KSB.

     b)  Reports on Form 8K
         There were no reports on Form 8K filed in the quarter ended December 31, 2000.

                               INDEX TO EXHIBITS

Exhibit
Number        Description
------        -----------

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

3.1           Articles of Incorporation (incorporated by reference to Exhibit
              3.1 to the Form 10-SB).

3.2           Bylaws (incorporated by reference to Exhibit 3.2 to the Form
              10-SB).

4.1 Warrant Certificate describing the rights of Broker Special Warrants (incorporated by reference to Exhibit 4.1 to the Form 10-SB).

4.2 Warrant Certificate describing the rights of Cominco Warrants (incorporated by reference to Exhibit 4.2 to the Form 10-SB).

4.3           Subscription Agreement between the Corporation and N.A.
              Degerstrom, Inc. dated November 30, 2000 (incorporated by reference to Exhibit 7.1 on Schedule 13D/A filed on December 11,
              2000).

4.4           Special Warrant Certificate issued by the Corporation to N.A.
              Degerstrom, Inc. dated November 30, 2000.*

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

10.15 Amended Stock Option Plan, dated June 26, 1996, as amended June 26, 1998, as amended June 23, 2000.*

10.16 Limited Liability Company Agreement (Arroyo Verde) dated October 23, 1997 between the Corporation and Pegasus Gold International, Inc. (incorporated by reference to Exhibit 10.16 to Form 10-KSB for fiscal year ended December 31, 1997).

10.17 Purchase and Sales Agreement (Chubut cateos, Mina Leon I, Mina Leon II and Leleque) dated August 28, 2000 between Minera Andes S.A. and Cordon Leleque S.A.*

10.18 Purchase and Sales Agreement (Chubut cateos, Willimanco) dated August 28, 2000 between Minera Andes S.A. and Minera El Desquite S.A.*

10.19 Option and Joint Venture Agreement (El Pluma/Cerro Saavedra properties) between the Corporation and Mauricio Hochschild & Cia. Ltda. dated March 15, 2001.*

11.1          Statement regarding the computation of per share loss.*

21.1          List of subsidiaries.*

23.1          Consent of PricewaterhouseCoopers LLP.*

*    Exhibits filed herewith

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf be the undersigned, thereunto duly authorized, effective March 28, 2001.

     MINERA ANDES INC.
     Registrant


By:  /s/ Allen V. Ambrose
     --------------------------------
     Allen V. Ambrose, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 28, 2001                  By: /s/ Allen V. Ambrose
      --------------------------          ---------------------------------
                                          Allen V. Ambrose, Director


Date: March 28, 2001                  By: /s/ John Johnson Crabb
      --------------------------          ---------------------------------
                                          John Johnson (Jack) Crabb, Director


Date: March 28, 2001                  By: /s/ A.D. Drummond
      --------------------------          ---------------------------------
                                          A.D. (Darryl) Drummond, Director


Date: March 28, 2001                  By: /s/ Armand G. Hansen
      --------------------------          ---------------------------------
                                          Armand G. Hansen, Director


Date: March 28, 2001                  By: /s/ Bonnie L. Kuhn
      --------------------------          ---------------------------------
                                          Bonnie L. Kuhn, Director


Date: March 28, 2001                  By: /s/ Allan J. Marter
      --------------------------          ---------------------------------
                                          Allan J. Marter, Director