Form 10QSB
period 2001-03-31
MINERA ANDES INC /WA
filed 2001-05-15
CIK 1030219

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------

                                  FORM 10-QSB


(Mark One)

    [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

Shares outstanding as of April 30, 2001: 30,046,030 shares of common stock, with no par value

Transitional Small Business Disclosure Format (Check One):  Yes [ ]    No [X]

================================================================================

                               TABLE OF CONTENTS
                               -----------------

PART I - FINANCIAL INFORMATION

     Item 1    Consolidated Financial Statements.............................  3

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................  9


PART II - OTHER INFORMATION

     Item 6    Exhibits and Reports on Form 8-K.............................. 12


SIGNATURES................................................................... 13

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
                          CONSOLIDATED BALANCE SHEETS
                          (U.S. Dollars - Unaudited)

                                                       March 31,               December 31,
                                                          2001                     2000
                                                       ---------               ------------
                                     ASSETS
Current:
       Cash and cash equivalents                     $    147,200              $    101,818
       Receivables and prepaid expenses                    50,338                    32,439
                                                     ------------              ------------
             Total current assets                         197,538                   134,257
Mineral properties and deferred exploration costs       3,698,010                 3,859,297
Capital assets, net                                        27,163                    41,063
                                                     ------------              ------------
             Total assets                            $  3,922,711              $  4,034,617
                                                     ============              ============

                                   LIABILITIES
Current:
       Accounts payable and accruals                 $     68,523              $     48,512
       Due to related parties                              24,932                    50,307
                                                     ------------              ------------
             Total current liabilities                     93,455                    98,819
                                                     ------------              ------------

                              SHAREHOLDERS' EQUITY
Share capital                                          18,197,422                18,189,864
Accumulated deficit                                   (14,368,166)              (14,254,066)
                                                     ------------              ------------
             Total shareholders' equity                 3,829,256                 3,935,798
                                                     ------------              ------------
             Total liabilities and shareholders'
             equity                                  $  3,922,711                $4,034,617
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

                               MINERA ANDES INC.
                       "An Exploration Stage Corporation"
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                            (U.S. Dollars-Unaudited)

                                                                             Period from
                                                   Three Months Ended        July 1, 1994
                                                -------------------------   (commencement)
                                                 March 31,     March 31,       through
                                                    2001          2000      March 31, 2001
                                                -----------   -----------   --------------
Administration fees                             $     5,856   $     6,880    $   210,868
Audit and accounting                                 27,786        26,790        316,008
Consulting fees                                       8,719        27,998        885,269
Depreciation                                          1,069           986         55,126
Equipment rental                                          0         1,517         21,522
Foreign exchange (gain) loss                            549        (4,070)       406,964
Insurance                                             6,300        16,613        216,014
Legal                                                23,074        30,334        597,260
Maintenance                                               0             0            892
Materials and supplies                                    0             0         45,512
Office overhead                                      15,057        24,405      1,317,646
Telephone                                             4,516        13,781        342,914
Transfer agent                                        1,573         6,041         88,536
Travel                                                3,129         8,121        310,720
Wages and benefits                                   36,829        39,602      1,081,721
Write-off of deferred costs                               0             0      8,118,123
                                                -----------   -----------   ------------
Total expenses                                      134,457       198,998     14,015,095
Gain on sale of capital assets                      (20,108)            0        (55,112)
Interest income                                        (249)       (8,635)      (452,046)
                                                -----------   -----------   ------------
Net loss for the period                             114,100       190,363     13,507,937
Accumulated deficit, beginning of the period     14,254,066    12,999,237              0
Share issue costs                                         0       104,184        843,014
Deficiency on acquisition of subsidiary                   0             0         17,215
                                                -----------   -----------   ------------
Accumulated deficit, end of the period          $14,368,166   $13,293,784   $ 14,368,166
                                                ===========   ===========   ============
Basic and diluted net loss per common share     $       nil   $      0.01
                                                ===========   ===========
Weighted average shares outstanding              30,017,408    27,925,345
                                                ===========   ===========

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

                                                                              Period from
                                                    Three Months Ended        July 1, 1994
                                                 -------------------------   (commencement)
                                                  March 31,     March 31,       through
                                                     2001          2000      March 31, 2001
                                                 -----------   ----------    --------------
Administration fees                               $   4,597    $    4,098    $   347,620
Assays and analytical                                     0        30,013        938,822
Construction and trenching                                0             0        507,957
Consulting fees                                      10,385        15,063        903,259
Depreciation                                          2,939         4,680        164,380
Drilling                                                  0       145,008        928,833
Equipment rental                                          0             0        244,068
Geology                                               1,628        56,502      2,902,743
Geophysics                                                0             0        309,902
Insurance                                             2,635         5,502        231,743
Legal                                                28,426           563        648,211
Maintenance                                             761         4,682        157,573
Materials and supplies                                  229        20,652        431,553
Project overhead                                      1,434         3,727        293,410
Property and mineral rights                           2,364        12,165      1,280,589
Telephone                                               272         4,068         81,354
Travel                                                2,397        37,514        999,507
Wages and benefits                                   30,646        27,270        868,470
                                                -----------   -----------   ------------
Costs incurred during the period                     88,713       371,507     12,239,994
Deferred costs, beginning of the period           3,859,297     3,622,902              0
Deferred costs, acquired                                  0             0        576,139
Deferred costs written off                                0             0     (8,118,123)
Mineral property option proceeds                   (250,000)            0     (1,000,000)
                                                -----------   -----------   ------------
Deferred costs, end of the period               $ 3,698,010   $ 3,994,409   $  3,698,010
                                                ===========   ===========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                               MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (U.S. Dollars-Unaudited)

                                                                                        Period from
                                                               Three Months Ended       July 1, 1994
                                                            -------------------------  (commencement)
                                                             March 31,    March 31,        through
                                                                2001         2000      March 31, 2001
                                                            -----------  ----------    --------------
Operating Activities
  Net loss for the period                                   $ (114,100)  $(190,363)     $(13,507,937)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Write-off of incorporation costs                                 0           0               665
    Write-off of deferred costs                                      0           0         8,118,123
    Depreciation                                                 1,069         986            55,126
    Gain on sale of capital assets                             (20,108)          0           (55,112)
    Change in:
      Receivables and prepaid expense                          (17,899)       (910)          (48,352)
      Accounts payable and accruals                             20,011     (76,515)           49,322
      Due to related parties                                   (25,375)     41,507            24,932
                                                            ----------   ---------      ------------
  Cash used in operating activities                           (156,402)   (225,295)       (5,363,233)
                                                            ----------   ---------      ------------

Investing Activities
  Incorporation costs                                                0           0              (665)
  Sale (purchase) of capital assets                             30,000           0          (191,557)
  Mineral properties and deferred exploration                  (85,774)   (366,827)      (12,075,614)
  Acquisition of subsidiaries                                        0           0              (602)
  Mineral property option proceeds                             250,000           0         1,000,000
                                                            ----------   ---------      ------------
  Cash provided by (used in) investing activities              194,226    (366,827)      (11,268,438)
                                                            ----------   ---------      ------------

Financing Activities
  Shares issued for cash, less issue costs                       7,558     962,899        16,778,871
                                                            ----------   ---------      ------------
  Cash provided by financing activities                          7,558     962,899        16,778,871
                                                            ----------   ---------      ------------

Increase in cash and cash equivalents                           45,382     370,777          147,200
Cash and cash equivalents, beginning of the  period            101,818     483,471                0
                                                            ----------   ---------      ------------
Cash and cash equivalents, end of the period                $  147,200   $ 854,248      $    147,200
                                                            ==========   =========      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (U.S. Dollars-Unaudited)

1.  Accounting Policies

The accompanying consolidated financial statements of Minera Andes Inc. (the "Corporation") for the three month periods ended March 31, 2001 and 2000 and for the period from commencement (July 1, 1994) through March 31, 2001 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 2. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 2000 financial information has been derived from the Corporation's audited consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000. The accounting policies set forth in the audited annual consolidated financial statements are the same as the accounting policies utilized in the preparation of these consolidated financial statements, except as modified for appropriate interim presentation.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Corporation to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of March 31, 2001, there was significant doubt that the Corporation would be able to continue as a going concern.

For the three months ended March 31, 2001, the Corporation had a loss of approximately $114,000 and an accumulated deficit of approximately $14.4 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

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

2. Differences Between Canadian and United States Generally Accepted Accounting Principles

Differences between Canadian and U.S. generally accepted accounting principles ("GAAP") as they pertain to the Corporation relate to accounting for share issue costs, loss per share, non-cash issuance of common shares, the acquisition of Scotia Prime Minerals, Incorporated, compensation expense associated with the release of shares from escrow, mineral properties and deferred exploration costs and stock-based compensation and are described in Note 13 to the Corporation's consolidated financial statements for the year ended December 31, 2000.

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                           (U.S. Dollars-Unaudited)

The impact of the above on the interim consolidated financial statements is as follows:

                                               March 31,     Dec. 31,
                                                 2001          2000
                                             -----------   -----------
Accumulated deficit, end of period,
per Canadian GAAP                            $14,368,166   $14,254,066
Adjustment for acquisition of Scotia             248,590       248,590
Adjustment for compensation expense            6,324,914     6,324,914
Adjustment for share issue costs                (843,014)     (843,014)
Adjustment for deferred exploration costs      3,794,858     3,708,509
                                             -----------   -----------
Accumulated deficit, end of period,
per U.S. GAAP                                $23,893,514   $23,693,065
                                             ===========   ===========

                                               March 31,     Dec. 31,
                                                 2001          2000
                                             -----------   -----------
Share capital, per Canadian GAAP             $18,197,422   $18,189,864
Adjustment for acquisition of Scotia             248,590       248,590
Adjustment for compensation expense            6,324,914     6,324,914
Adjustment for share issue costs                (843,014)     (843,014)
                                             -----------   -----------
Share capital, per U.S. GAAP                 $23,927,912   $23,920,354
                                             ===========   ===========

                                                                          Period from
                                                 Three Months Ended       July 1, 1994
                                             -------------------------   (commencement)
                                               March 31,    March 31,       through
                                                 2001         2000       March 31, 2001
                                             -----------   -----------   --------------
Net loss for the period, per Canadian GAAP     $114,100     $190,363       $13,507,937
Adjustment for acquisition of Scotia                  0            0           248,590
Adjustment for compensation expense                   0            0         6,324,914
Adjustment for deferred exploration costs        86,349      359,342         3,794,858
                                               --------     --------       -----------
Loss for the period, per U.S. GAAP             $200,449     $549,705       $23,876,299
                                               ========     ========       ===========
Loss per common share, per U.S. GAAP              $0.01     $   0.02
                                               ========     ========

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                           (U.S. Dollars-Unaudited)

3.  Changes to Share Capital

At January 31, 2001, warrants to acquire 9,200,000 Common Shares at an exercise price of Cdn$0.35 per share expired without being exercised.

During the quarter ended March 31, 2001, the Corporation issued 46,000 shares for the exercise of stock options and received proceeds of Cdn$11,500 (US$7,558).

4.  Basic and Diluted Loss Per Common Share

Basic earnings per share (EPS) is calculated by dividing loss applicable to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. Due to the losses in 2001 and 2000, potentially dilutive securities were excluded from the calculation of diluted EPS, as they were anti-dilutive. Therefore, there was no difference in the calculation of basic and diluted EPS in 2001 and 2000.

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

Overview
--------
The principal business of the Corporation is the exploration and development of mineral properties, located primarily in the Republic of Argentina, consisting of mineral rights and applications for mineral rights, covering approximately163,000 hectares in three provinces in Argentina. The Corporation carries out its business by acquiring, exploring and evaluating mineral properties through its ongoing exploration program. Following exploration, the Corporation either seeks to enter joint ventures to further develop these properties or disposes of them if the properties do not meet the Corporation's requirements. The Corporation's properties are all early stage exploration properties and no proven or probable reserves have been identified.

Plan of Operations
------------------
The Corporation has working capital of approximately $104,000, sufficient, together with funds from the joint ventures on the El Pluma/Cerro Saavedra and Chubut properties, as estimated by management, to cover its budgeted expenditures for mineral property and exploration activities on its properties in Argentina, and general and administrative expenses through the end of 2001.

On March 15, 2001, Minera Andes Inc. signed an option and joint venture agreement with Mauricio Hochschild & Cia. Ltda. (Hochschild), Lima, Peru, for the exploration and possible development of Minera Andes' 217,000-acre (88,000 hectares) epithermal gold-silver exploration land package in southern Argentina. The land package, known as El Pluma/Cerro Saavedra, includes Huevos Verdes, a high-grade gold/silver vein system target, and Minera Andes' most advanced exploration prospect. The signing allows Hochschild to immediately begin exploration work on El Pluma/ Cerro Saavedra, and required an initial payment to Minera Andes of US$200,000 (received on March 19, 2001) as part of a total annual payment of US$400,000.

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

The Corporation has budgeted and plans to spend approximately $0.5 million on its mineral property and exploration activities and general and administrative expenses for the year ending December 31, 2001, with most properties being kept on care and maintenance. The Corporation's existing funds, plus funds from the joint venture properties, are estimated by management to be sufficient to finance these activities through the end of 2001. If additional funds are raised during 2001, through the exercise of warrants or options, through a further equity financing, by the sale of property interests or by joint venture financing, additional exploration could be planned and carried out. If the Corporation were to develop a property or a group of properties beyond the exploration stage, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt, or a combination of equity and debt. The Corporation has no current plan to seek such financing and there is no assurance that such financing, if necessary, would be available to the Corporation on favorable terms.

Results of Operations
---------------------

First quarter 2001 compared with first quarter 2000
The Corporation had a net loss of approximately $114,000 for the first quarter of 2001, compared with a net loss of approximately $190,000 for the first quarter of 2000. The decrease in net loss can be attributed to a reduction in the Corporation's general and administrative expenses in the first quarter of 2001 as compared to the first quarter of 2000. Total mineral property and deferred exploration costs were approximately $89,000 (before mineral property option proceeds) during the first quarter of 2001, compared with approximately $372,000 spent in the first quarter of 2000. The Corporation is maintaining its staff in Argentina at minimum levels, while still completing geological consulting contracts on its major property. Expenditures in both periods were focused on the El Pluma/Cerro Saavedra property.

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

At March 31, 2001, the Corporation had cash and cash equivalents of approximately $147,000 compared to approximately $102,000 at March 31, 2000. Working capital at March 31, 2001 was approximately $104,000, sufficient, together with anticipated funds from the joint ventures on the El Pluma/Cerro Saavedra and Chubut properties, as estimated by management, to cover its budgeted expenditures for mineral property and exploration activities on its properties in Argentina and general and administrative expenses through the end of 2001. The Corporation's operating activities used approximately $0.2 million in the first quarter of 2001 compared with approximately $0.2 million in the first quarter of 2000. Investing activities provided approximately $0.2 million (as a result of property option proceeds received in the quarter) in the first quarter of 2001 compared with approximately $0.4 million used in the first quarter of 2000, with focus in both periods being on the El Pluma/Cerro Saavedra property. Cash and cash equivalents increased in the first quarter by approximately $45,000 in 2001compared with approximately $371,000 in the same period in 2000.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Corporation to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of March 31, 2001, there was significant doubt that the Corporation would be able to continue as a going concern.

For the three months ended March 31, 2001, the Corporation had a loss of approximately $114,000 and an accumulated deficit of approximately $14.4 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

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

         a.  Exhibits: None

         b.  Reports on Form 8-K: None

                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       MINERA ANDES INC.


Date: May 14, 2001                     By: /s/ Allen V. Ambrose
      ----------------------               -------------------------------------
                                           Allen V. Ambrose
                                           President


                                       By: /s/ Bonnie L. Kuhn
                                           -------------------------------------
                                           Bonnie L. Kuhn
                                           Secretary and Chief Financial Officer