Form 10QSB
period 2001-06-30
MINERA ANDES INC /WA
filed 2001-08-14
CIK 1030219

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-QSB
(Mark One)

     |X|             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2001

     |_|            TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from              to
                                                   ------------    -------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Shares outstanding as of July 31, 2001: 30,046,030 shares of common stock, with no par value

Transitional Small Business Disclosure Format (Check One):  Yes |_|     No |X|
================================================================================

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

         Item 1   Consolidated Financial Statements ....................     3

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ........     9


PART II - OTHER INFORMATION

         Item 4   Submission of Matters to a Vote of Security Holders ..    12

         Item 6   Exhibits and Reports on Form 8-K .....................    12


SIGNATURES .............................................................    13

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                           CONSOLIDATED BALANCE SHEETS
                            (U.S. Dollars-Unaudited)

                                                                   June 30,             December 31,
                                                                     2001                   2000
                                                                 ---------------      ----------------
                                     ASSETS
Current:

          Cash and cash equivalents                                 $    41,978            $   101,818
          Receivables and prepaid expenses                               56,563                 32,439
                                                                 ---------------      ----------------

                Total current assets                                     98,541                134,257

Mineral properties and deferred exploration costs                     3,738,147              3,859,297
Capital assets, net                                                      21,085                 41,063
                                                                 ---------------      ----------------
                Total assets                                        $ 3,857,773            $ 4,034,617
                                                                 ===============      ================


                                   LIABILITIES

Current:

          Accounts payable and accruals                             $    31,255            $    48,512
          Due to related parties                                        101,295                 50,307
                                                                 ---------------      ----------------
                Total current liabilities                               132,550                 98,819
                                                                 ---------------      ----------------

                              SHAREHOLDERS' EQUITY

Share capital                                                        18,197,422             18,189,864
Accumulated deficit                                                 (14,472,199)           (14,254,066)
                                                                 ---------------      ----------------
                Total shareholders' equity                            3,725,223              3,935,798
                                                                 ---------------      ----------------
                Total liabilities and shareholders' equity          $ 3,857,773            $ 4,034,617
                                                                 ===============      ================



        The accompanying notes are an integral part of these consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                            (U.S. Dollars-Unaudited)

                                                                                                               Period from
                                                    Three Months Ended               Six Months Ended          July 1, 1994
                                                    ------------------               ----------------         (commencement)
                                                 June 30,        June 30,       June 30,         June 30,        through
                                                   2001            2000           2001             2000        June 30, 2001
                                                ------------   -------------  -------------    -------------    -------------
Administration fees                               $   6,298       $   5,788      $  12,154        $  12,668       $ 217,166
Audit and accounting                                  4,452           7,910         32,238           34,700         320,460
Consulting fees                                       8,520          28,060         17,239           56,058         893,789
Depreciation                                          1,070             985          2,139            1,971          56,196
Equipment rental                                          0           1,518              0            3,035          21,522
Foreign exchange (gain) loss                           (402)          6,242            147            2,172         406,562
Insurance                                             6,300          16,613         12,600           33,226         222,314
Legal                                                14,935          34,447         38,009           64,781         612,195
Maintenance                                               0               0              0                0             892
Materials and supplies                                    0              31              0               31          45,512
Office overhead                                      27,596          33,762         42,653           58,167       1,345,242
Telephone                                             5,354           8,926          9,870           22,707         348,268
Transfer agent                                        1,781           2,859          3,354            8,900          90,317
Travel                                                  382             460          3,511            8,581         311,102
Wages and benefits                                   39,587          33,133         76,416           72,735       1,121,308
Write-off of deferred costs                               0               0              0                0       8,118,123
                                                ------------   -------------   ------------     ------------    -----------
Total expenses                                      115,873         180,734        250,330          379,732      14,130,968
Gain on sale of capital assets                      (11,812)              0        (31,920)               0         (66,924)
Interest income                                         (28)         (6,977)          (277)         (15,612)       (452,074)
                                                ------------   -------------   ------------     ------------    -----------
Net loss for the period                             104,033         173,757        218,133          364,120      13,611,970
Accumulated deficit, beginning of the period     14,368,166      13,293,784     14,254,066       12,999,237               0
Share issue costs                                         0               0              0          104,184         843,014
Deficiency on acquisition of subsidiary                   0               0              0                0          17,215
                                                ------------   -------------   ------------     ------------    -----------
Accumulated deficit, end of the period          $14,472,199     $13,467,541    $14,472,199      $13,467,541     $14,472,199
                                                ============   =============  =============    =============   =============
Basic and diluted net loss per common share      $     0.01     $      0.01    $      0.01      $      0.01
                                                ============   =============  =============    =============
Weighted average shares outstanding              30,046,030      30,000,030     30,031,798       28,962,687
                                                ============   =============  =============    =============


        The accompanying notes are an integral part of these consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                  CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES
                         AND DEFERRED EXPLORATION COSTS
                            (U.S. Dollars-Unaudited)

                                                                                                                     Period from
                                                   Three Months Ended                 Six Months Ended               July 1, 1994
                                                  --------------------            ---------------------------      (commencement)
                                               June 30,           June 30,          June 30,         June 30,          through
                                                2001                2000              2001             2000         June 30, 2001
                                             ----------         ------------      ------------      ----------      -------------
Administration fees                            $  3,937            $  4,840         $  8,534         $  8,938         $ 351,557
Assays and analytical                                 0              21,293                0           51,306           938,822
Construction and trenching                            0                   0                0                0           507,957
Consulting fees                                   2,141              14,883           12,526           29,946           905,400
Depreciation                                      1,840               4,681            4,779            9,361           166,220
Drilling                                              0              53,440                0          198,448           928,833
Equipment rental                                      0                 696                0              696           244,068
Geology                                               0              38,505            1,628           95,007         2,902,743
Geophysics                                            0                   0                0                0           309,902
Insurance                                         2,635               5,503            5,270           11,005           234,378
Legal                                               194               2,649           28,620            3,212           648,405
Maintenance                                         741               1,705            1,502            6,387           158,314
Materials and supplies                            1,175               1,860            1,404           22,512           432,728
Project overhead                                    434               1,304            1,868            5,031           293,844
Property and mineral rights                           0                 724            2,364           12,889         1,280,589
Telephone                                            20               3,116              292            7,184            81,374
Travel                                            2,162              20,025            4,559           57,539         1,001,669
Wages and benefits                               24,858              32,268           55,504           59,538           893,328
                                           -------------       --------------     ------------     -----------      -----------
Costs incurred during the period                 40,137             207,492          128,850          578,999        12,280,131
Deferred costs, beginning of the period       3,698,010           3,994,409        3,859,297        3,622,902                 0
Deferred costs acquired                               0                   0                0                0           576,139
Deferred costs written off                            0                   0                0                0        (8,118,123)
Mineral property option proceeds                      0                   0         (250,000)               0        (1,000,000)
                                           -------------       --------------     ------------     -----------      -----------
Deferred costs, end of the period            $3,738,147          $4,201,901       $3,738,147       $4,201,901        $3,738,147
                                           =============       =============      ===========      ===========      ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (U.S. Dollars-Unaudited)




                                                                                                                      Period from
                                                              Three Months Ended             Six Months Ended        July 1, 1994
                                                          --------------------------     ------------------------    (commencement)
                                                           June 30,       June 30,       June 30,        June 30,       through
                                                             2001           2000           2001            2000       June 30, 2001
                                                          ----------     ----------      ----------      ---------   --------------
Operating Activities
     Net loss for the period                               $ (104,033)     $ (173,757)    $ (218,133)   $ (364,120)  $ (13,611,970)
     Adjustments to reconcile net loss to net cash used
     in operating activities:
              Write-off of incorporation costs                      0               0              0             0             665
              Write-off of deferred costs                           0               0              0             0       8,118,123
              Depreciation                                      1,070             985          2,139         1,971          56,196
              Gain on sale of capital assets                  (11,812)              0        (31,920)            0         (66,924)
              Change in:
                Receivables and prepaid expense                (6,225)        (13,135)       (24,124)      (14,045)        (54,577)
                Accounts payable and accruals                 (37,268)         (2,047)       (17,257)      (78,562)         12,054
                Due to related parties                         76,363          30,479         50,988        71,986         101,295
                                                           -----------     -----------   ------------   ----------      ----------
     Cash used in operating activities                        (81,905)       (157,475)      (238,307)     (382,770)     (5,445,138)
                                                           -----------     -----------   ------------   ----------      ----------
Investing Activities
     Incorporation costs                                            0               0              0             0            (665)
     Sale (purchases) of capital assets                        14,980               0         44,980             0        (176,577)
     Mineral properties and deferred exploration              (38,297)       (202,811)      (124,071)     (569,638)    (12,113,911)
     Acquisition of subsidiaries                                    0               0              0             0            (602)
     Mineral property option proceeds                               0               0        250,000             0       1,000,000
                                                           -----------     -----------   ------------   ----------      ----------
     Cash provided by (used in) investing activities          (23,317)       (202,811)       170,909      (569,638)    (11,291,755)
                                                           -----------     -----------   ------------   ----------      ----------

Financing Activities
     Shares issued for cash, less issue costs                       0               0          7,558       962,899      16,778,871
                                                           -----------     -----------   ------------   ----------      ----------
     Cash provided by financing activities                          0               0          7,558       962,899      16,778,871
                                                           -----------     -----------   ------------   ----------      ----------
Increase (decrease) in cash and cash equivalents             (105,222)       (360,286)       (59,840)       10,491          41,978
Cash and cash equivalents, beginning of the period            147,200         854,248        101,818       483,471               0
                                                           -----------     -----------   ------------   ----------      ----------
Cash and cash equivalents, end of the period                 $ 41,978        $493,962       $ 41,978      $493,962      $   41,978
                                                           ===========     ===========   ============   ==========      ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (U.S. Dollars-Unaudited)

         1.  Accounting Policies

         The accompanying consolidated financial statements of Minera Andes Inc. (the "Corporation") for the three month and six month periods ended June 30, 2001 and 2000 and for the period from commencement (July 1, 1994) through June 30, 2001 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 2. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 2000 financial information has been derived from the Corporation's audited consolidated financial statements.

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

         The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Corporation to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of June 30, 2001, there was significant doubt that the Corporation would be able to continue as a going concern.

         For the six months ended June 30, 2001, the Corporation had a loss of approximately $218,000 and an accumulated deficit of approximately $14.5 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

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

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                            (U.S. Dollars-Unaudited)

The impact of the above on the interim consolidated financial statements is as follows:

                                                        June 30, 2001           Dec. 31, 2000
                                                        -------------          --------------
         Accumulated deficit, end of period,
         per Canadian GAAP                                $14,472,199             $14,254,066
         Adjustment for acquisition of Scotia                 248,590                 248,590
         Adjustment for compensation expense                6,324,914               6,324,914
         Adjustment for share issue costs                    (843,014)               (843,014)
         Adjustment for deferred exploration costs          3,584,995               3,708,509
                                                        --------------        ---------------
         Accumulated deficit, end of period,
         per U.S. GAAP                                    $23,787,684             $23,693,065
                                                        ==============        ================


                                                        June 30, 2001           Dec. 31, 2000
                                                        -------------          --------------

         Share capital, per Canadian GAAP                 $18,197,422             $18,189,864
         Adjustment for acquisition of Scotia                 248,590                 248,590
         Adjustment for compensation expense                6,324,914               6,324,914
         Adjustment for share issue costs                    (843,014)               (843,014)
                                                        --------------        ---------------
         Share capital, per U.S. GAAP                     $23,927,912             $23,920,354
                                                        ==============        ================


                                                                                                         Period from
                                          Three Months Ended               Six Months Ended             July 1, 1994
                                       -------------------------      --------------------------       (commencement)
                                        June 30,       June 30,        June 30,        June 30,            through
                                          2001           2000            2001            2000          June 30, 2001
                                       ---------      ----------      -----------     ----------     -----------------
         Net loss for the period,
         per Canadian GAAP                $104,033       $173,757        $218,133        $364,120        $13,611,970

         Adjustment for acquisition
         of Scotia                               0              0               0               0            248,590

         Adjustment for compensation
         expense                                 0              0               0               0          6,324,914

         Adjustment for deferred
         exploration costs                  40,137        206,768         126,486         566,110          3,584,995
                                      -------------   ------------   ------------    -------------      -------------

         Loss for period, per U.S.
         GAAP                             $144,170       $380,525        $344,619        $930,230        $23,770,469
                                      =============  =============   =============   =============      =============

         Loss per common share, per
         U.S. GAAP                        $   0.01       $   0.01        $   0.01        $   0.03
                                      =============  =============   =============   =============


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

Overview
--------

The principal business of the Corporation is the exploration and development of mineral properties, located primarily in the Republic of Argentina, consisting of mineral rights and applications for mineral rights, covering approximately 163,000 hectares in three provinces in Argentina. The Corporation carries out its business by acquiring, exploring and evaluating mineral properties through its ongoing exploration program. Following exploration, the Corporation either seeks to enter joint ventures to further develop these properties or disposes of them if the properties do not meet the Corporation's requirements. The Corporation's properties are all early stage exploration properties and no proven or probable reserves have been identified.

Plan of Operations
------------------

The Corporation has negative working capital of approximately $(34,000). However, the funds to be received from the joint ventures on the El Pluma/Cerro Saavedra and Chubut properties, as estimated by management, are expected to be sufficient to cover its budgeted expenditures for mineral property and exploration activities on its properties in Argentina, and general and administrative expenses through the end of 2001.

On March 15, 2001, Minera Andes Inc. signed an option and joint venture agreement with Mauricio Hochschild & Cia. Ltda. (Hochschild), Lima, Peru, for the exploration and possible development of Minera Andes' 217,000-acre (88,000 hectares) epithermal gold-silver exploration land package in southern Argentina. The land package, known as El Pluma/Cerro Saavedra, includes Huevos Verdes, a high-grade gold/silver vein system target, and Minera Andes' most advanced exploration prospect. The signing allows Hochschild to immediately begin exploration work on El Pluma/Cerro Saavedra, and required an initial payment to Minera Andes of US$200,000 (received on March 19, 2001, with the next payment expected in August 2001) as part of a total annual payment of US$400,000.

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

The Corporation has budgeted and plans to spend approximately $0.3 million on its mineral property and exploration activities and general and administrative expenses for the balance of the year ending December 31, 2001, with most properties being kept on care and maintenance. Because the Corporation's existing funds will only be sufficient to finance these activities through the end of 2001, the Corporation will need to raise additional funding during the next six months in order to continue its operations over the longer term. If additional funds are raised during 2001, through the exercise of warrants or options, through a further equity financing, by the sale of property interests or by joint venture financing, additional exploration could be planned and carried out on the Corporation's properties. If the Corporation were to develop a property or a group of properties beyond the exploration stage, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt, or a combination of equity and debt. The Corporation is working on various plans to obtain such financing but there is no assurance that such financing will be available to the Corporation on favorable terms.

Results of Operations
---------------------

Second quarter 2001 compared with second quarter 2000

The Corporation had a net loss of $104,000 ($0.01 per share) for the second quarter of 2001, compared with a net loss of $174,000 ($0.01 per shares) for the second quarter of 2000, as the Corporation continued to cut costs wherever possible. Total mineral property and deferred exploration costs were $40,000 during the second quarter of 2001, compared with $207,000 spent in the second quarter of 2000. The Corporation is maintaining its staff in Argentina at minimum levels, while during the second quarter, Hochschild commenced exploration expenditures on the El Pluma/Cerro Saavedra property, in accordance with the joint venture agreement.

Six months ended June 30, 2001 compared with the six months ended June 30, 2000

The Corporation had a net loss of $218,000 for the six months ended June 30, 2001, compared with a net loss of $364,000 for the comparable period in 2000. Total mineral property and deferred exploration costs for the six months were $129,000 (before mineral property option proceeds) in 2001 and $579,000 in the comparable period of 2000. Expenditures in both years were focused on the El Pluma/Cerro Saavedra property. Deferred expenditures related to mineral properties and exploration were $3,738,000 at June 30, 2001, compared with $4,202,000 at June 30, 2000.

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

At June 30, 2001, the Corporation had cash and cash equivalents of $42,000, compared to $494,000 at June 30, 2000. Working capital at June 30, 2001 was negative by $(34,000). The Corporation's operating activities showed some savings and used $238,000 for the first six months of 2001, compared with $383,000 in 2000. Investing activities provided $171,000 in the 2001 period compared with $570,000 used in 2000.

The receipt of $250,000 in mineral property option proceeds in the first six months of 2001 provided this contribution. The focus in both periods in 2001 and 2000 was on the El Pluma/Cerro Saavedra property, although the Corporation's expenditures are reduced this year as a result of the Hochschild joint venture on the property. Cash and cash equivalents decreased by $60,000 in the first six months of 2001, compared to an increase of $10,000 in the same period in 2000.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Corporation to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of June 30, 2001, there was significant doubt that the Corporation would be able to continue as a going concern.

For the six months ended June 30, 2001, the Corporation had a loss of approximately $218,000 and an accumulated deficit of approximately $14,472,000. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

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

                           PART II - OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

             a. The Corporation held its annual general and special meeting of shareholders in Calgary, Alberta on June 8, 2001.

             b.    The  following  directors  were elected at the meeting:
                   Allen V. Ambrose, John Johnson Crabb, A.D. Drummond, Armand Hansen, Bonnie L. Kuhn and Allan J. Marter.

             c.    The following matters were voted on at the meeting:

                    -------------------------------------------------------------------------------------------------------------
                                                                                                                  Abstentions/
                                                                                                                     Broker
                                       Matters                                 For        Against     Withheld       Non-Votes
                    ---------------------------------------------------- --------------------------------------------------------
                    Ordinary resolution setting the number of               14,829,832      72,050                         5,100
                    directors at six (6):
                    ---------------------------------------------------- --------------------------------------------------------
                    Election of directors for the ensuing year to be
                    Allen V. Ambrose, Armand Hansen, Bonnie L. Kuhn,
                    John Johnson Crabb, A.D. Drummond, and Allan J.         14,835,582                   71,400
                    Marter
                    ---------------------------------------------------- --------------------------------------------------------
                    Appointment of PricewaterhouseCoopers LLP as
                    auditor for the ensuing year at a remuneration to
                    be fixed by the directors:                              14,842,582                   24,900           39,500
                    ---------------------------------------------------- --------------------------------------------------------

Item 6.    Exhibits and Reports on Form 8-K

           a.     Exhibits: None

           b.     Reports on Form 8-K:  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MINERA ANDES INC.

Date: August 13, 2001                     By: /s/ Allen V. Ambrose
      --------------------------------           -----------------
                                                  Allen V. Ambrose
                                                  President


Date: August 13, 2001                     By: /s/ Bonnie L. Kuhn
      --------------------------------            ----------------
                                                  Bonnie L. Kuhn
                                                  Chief Financial Officer and Secretary

