Form 10QSB
period 2001-09-30
MINERA ANDES INC /WA
filed 2001-11-14
CIK 1030219

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ______________________

                                   FORM 10-QSB

(Mark One)

   [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

   [_]             TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________
                        Commission file Number 000-22731


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

Shares outstanding as of October 31, 2001: 30,046,030 shares of common stock, with no par value

Transitional Small Business Disclosure Format (Check One):  Yes [_]     No [X]

================================================================================

                                TABLE OF CONTENTS
                                -----------------

PART I - FINANCIAL INFORMATION

       Item 1  Consolidated Financial Statements ........................   3

       Item 2  Management's Discussion and Analysis of
               Financial Condition and Results of Operations ............  10


PART II - OTHER INFORMATION

       Item 6  Exhibits and Reports on Form 8-K .........................  13


SIGNATURES ..............................................................  14

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                           CONSOLIDATED BALANCE SHEETS
                            (U.S. Dollars-Unaudited)

                                                              September 30,   December 31,
                                                                 2001            2000
                                                             -------------   -------------

                                     ASSETS
Current:

          Cash and cash equivalents                          $    191,075    $    101,818

          Receivables and prepaid expenses                         30,679          32,439
                                                             ------------    ------------
                Total current assets                              221,754         134,257

Mineral properties and deferred exploration costs               3,482,582       3,859,297

Capital assets, net                                                11,024          41,063
                                                             ------------    ------------

                Total assets                                 $  3,715,360    $  4,034,617
                                                             ============    ============


                                   LIABILITIES

Current:

          Accounts payable and accruals                      $      1,915    $     48,512

          Due to related parties                                   52,128          50,307
                                                             ------------    ------------
                Total current liabilities                          54,043          98,819
                                                             ------------    ------------

                              SHAREHOLDERS' EQUITY

Share capital                                                  18,197,422      18,189,864

Accumulated deficit                                           (14,536,105)    (14,254,066)
                                                             ------------    ------------
                Total shareholders' equity                      3,661,317       3,935,798
                                                             ------------    ------------
                Total liabilities and shareholders' equity   $  3,715,360    $  4,034,617
                                                             ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                            (U.S. Dollars-Unaudited)

                                                                                                                Period from
                                                     Three Months Ended             Nine Months Ended           July 1, 1994
                                               ----------------------------    ----------------------------    (commencement)
                                                  Sept. 30,       Sept. 30,     Sept. 30,       Sept. 30,         through
                                                    2001            2000           2001            2000        Sept. 30, 2001
                                               ------------    ------------    ------------    ------------    --------------
Administration fees                            $      6,268    $      5,477    $     18,422    $     18,145    $    223,434
Audit and accounting                                  4,252           7,197          36,490          41,897         324,712
Consulting fees                                       8,377          18,906          25,616          74,964         902,166
Depreciation                                          1,069             986           3,208           2,957          57,265
Equipment rental                                          0            (525)              0           2,510          21,522
Foreign exchange (gain) loss                            398           4,076             545           6,248         406,960
Insurance                                             6,300          16,612          18,900          49,838         228,614
Legal                                                17,275          19,641          55,284          84,422         629,470
Maintenance                                               0             398               0             398             892
Materials and supplies                                    0             (31)              0               0          45,512
Office overhead                                      12,615          18,409          55,268          76,576       1,357,857
Telephone                                             3,842           5,922          13,712          28,629         352,110
Transfer agent                                        1,136           3,534           4,490          12,434          91,453
Travel                                                  877             520           4,388           9,101         311,979
Wages and benefits                                   39,542          32,911         115,958         105,646       1,160,850
Write-off of deferred costs                               0               0               0               0       8,118,123
                                               ------------    ------------    ------------    ------------    ------------
Total expenses                                      101,951         134,033         352,281         513,765      14,232,919
Gain on sale of capital assets                      (37,648)              0         (69,568)              0        (104,572)
Interest income                                        (397)         (3,739)           (674)        (19,351)       (452,471)
                                               ------------    ------------    ------------    ------------    ------------
Net loss for the period                              63,906         130,294         282,039         494,414      13,675,876
Accumulated deficit, beginning of the period     14,472,199      13,467,541      14,254,066      12,999,237               0
Share issue costs                                         0               0               0         104,184         843,014
Deficiency on acquisition of subsidiary                   0               0               0               0          17,215
                                               ------------    ------------    ------------    ------------    ------------
Accumulated deficit, end of the period         $ 14,536,105    $ 13,597,835    $ 14,536,105    $ 13,597,835    $ 14,536,105
                                               ============    ============    ============    ============    ============
Basic and diluted net loss per common share    $       0.01    $       0.01    $       0.01    $       0.02
                                               ============    ============    ============    ============
Weighted average shares outstanding              30,046,030      30,000,030      30,036,594      29,310,992
                                               ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                  CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES
                         AND DEFERRED EXPLORATION COSTS
                            (U.S. Dollars-Unaudited)


                                                                                                                Period from
                                                     Three Months Ended             Nine Months Ended           July 1, 1994
                                               ----------------------------    ----------------------------    (commencement)
                                                  Sept. 30,       Sept. 30,     Sept. 30,       Sept. 30,         through
                                                    2001            2000           2001            2000        Sept. 30, 2001
                                               ------------    ------------    ------------    ------------    --------------
Administration fees                            $      3,906    $      4,988    $     12,440    $     13,926    $    355,463
Assays and analytical                                     0             160               0          51,466         938,822
Construction and trenching                                0               0               0               0         507,957
Consulting fees                                       3,179          13,521          15,705          43,467         908,579
Depreciation                                          1,841           4,680           6,620          14,041         168,061
Drilling                                                  0               0               0         198,448         928,833
Equipment rental                                          0               0               0             696         244,068
Geology                                                 700           8,141           2,328         103,148       2,903,443
Geophysics                                                0               0               0               0         309,902
Insurance                                             2,635           5,899           7,905          16,904         237,013
Legal                                                     0           4,356          28,620           7,568         648,405
Maintenance                                             376             759           1,878           7,146         158,690
Materials and supplies                                  170             577           1,574          23,089         432,898
Project overhead                                        544           2,020           2,412           7,051         294,388
Property and mineral rights                           2,565           5,005           4,929          17,894       1,283,154
Telephone                                                19           7,606             311          14,790          81,393
Travel                                                2,460           8,228           7,019          65,767       1,004,129
Wages and benefits                                   26,040          33,249          81,544          92,787         919,368
                                               ------------    ------------    ------------    ------------    ------------
Costs incurred during the period                     44,435          99,189         173,285         678,188      12,324,566
Deferred costs, beginning of the period           3,738,147       4,201,901       3,859,297       3,622,902               0
Deferred costs acquired                                   0               0               0               0         576,139
Deferred costs written off                                0               0               0               0      (8,118,123)
Mineral property option proceeds                   (300,000)        (50,000)       (550,000)        (50,000)     (1,300,000)
                                               ------------    ------------    ------------    ------------    ------------
Deferred costs, end of the period              $  3,482,582    $  4,251,090    $  3,482,582    $  4,251,090    $  3,482,582
                                               ============    ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (U.S. Dollars-Unaudited)


                                                                                                                       Period from
                                                              Three Months Ended           Nine Months Ended          July 1, 1994
                                                         ----------------------------  ----------------------------   (commencement)
                                                           Sept. 30,       Sept. 30,   Sept. 30,       Sept. 30,        through
                                                             2001            2000         2001            2000       Sept. 30, 2001
                                                         ------------    ------------  ------------    ------------  --------------
Operating Activities
   Net loss for the period                               $   (63,906)    $  (130,294)  $  (282,039)    $  (494,414)  $(13,675,876)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
            Write-off of incorporation costs                       0               0             0               0            665
            Write-off of deferred costs                            0               0             0               0      8,118,123
            Depreciation                                       1,069             986         3,208           2,957         57,265
            Gain on sale of capital assets                   (37,648)              0       (69,568)              0       (104,572)
            Change in:
              Receivables and prepaid expense                 25,884          25,756         1,760          11,711        (28,693)
              Accounts payable and accruals                  (29,340)        (17,112)      (46,597)        (95,674)       (17,286)
              Due to related parties                         (49,167)             89         1,821          72,075         52,128
                                                         -----------     -----------   -----------     -----------   ------------
   Cash used in operating activities                        (153,108)       (120,575)     (391,415)       (503,345)    (5,598,246)
                                                         -----------     -----------   -----------     -----------   ------------

Investing Activities
   Incorporation costs                                             0               0             0               0           (665)
   Sale (purchases) of capital assets                         44,799          (1,853)       89,779          (1,853)      (131,778)
   Mineral properties and deferred exploration               (42,594)        (94,509)     (166,665)       (664,147)   (12,156,505)
   Acquisition of subsidiaries                                     0               0             0               0           (602)
   Mineral property option proceeds                          300,000          50,000       550,000          50,000      1,300,000
                                                         -----------     -----------   -----------     -----------   ------------
   Cash provided by (used in) investing activities           302,205         (46,362)      473,114        (616,000)   (10,989,550)
                                                         -----------     -----------   -----------     -----------   ------------


Financing Activities
   Shares issued for cash, less issue costs                        0               0         7,558         962,899     16,778,871
                                                         -----------     -----------   -----------     -----------   ------------
   Cash provided by financing activities                           0               0         7,558         962,899     16,778,871
                                                         -----------     -----------   -----------     -----------   ------------


Increase (decrease) in cash and cash equivalents             149,097        (166,937)       89,257        (156,446)       191,075
Cash and cash equivalents, beginning of the period            41,978         493,962       101,818         483,471              0
                                                         -----------     -----------   -----------     -----------   ------------
Cash and cash equivalents, end of the period             $   191,075     $   327,025   $   191,075     $   327,025   $    191,075
                                                         ===========     ===========   ===========     ===========   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (U.S. Dollars-Unaudited)

1. Accounting Policies

The accompanying consolidated financial statements of Minera Andes Inc. (the "Corporation") for the three month and nine month periods ended September 30, 2001 and 2000 and for the period from commencement (July 1, 1994) through September 30, 2001 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 2. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 2000 financial information has been derived from the Corporation's audited consolidated financial statements.

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

2. Financial Condition and Liquidity

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Corporation to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of September 30, 2001, there was significant doubt that the Corporation would be able to continue as a going concern.

For the nine months ended September 30, 2001, the Corporation had a loss of approximately $282,000 and an accumulated deficit of approximately $14.5 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

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

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Cont.)
                            (U.S. Dollars-Unaudited)

During the quarter ended September 30, 2001, the Corporation sold motor vehicles and other assets in Argentina to N. A. Degerstrom, Inc. for $35,800, together with all the shares in the Corporation's inactive subsidiary in Argentina, NAD S.A., for a further $10,000.

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

The impact of the above on the interim consolidated financial statements is as follows:

                                               Sept. 30, 2001     Dec. 31, 2000
                                               --------------     -------------
Accumulated deficit, end of period,
per Canadian GAAP                                $14,536,105       $14,254,066

Adjustment for acquisition of Scotia                 248,590           248,590

Adjustment for compensation expense                6,324,914         6,324,914

Adjustment for share issue costs                    (843,014)         (843,014)

Adjustment for deferred exploration costs          3,326,865         3,708,509
                                                 -----------       -----------
Accumulated deficit, end of period,
per U.S. GAAP                                    $23,593,460       $23,693,065
                                                 ===========       ===========



                                               Sept. 30, 2001     Dec. 31, 2000
                                               --------------     -------------
Share capital, per Canadian GAAP                 $18,197,422       $18,189,864

Adjustment for acquisition of Scotia                 248,590           248,590

Adjustment for compensation expense                6,324,914         6,324,914

Adjustment for share issue costs                    (843,014)         (843,014)
                                                 -----------       -----------
Share capital, per U.S. GAAP                     $23,927,912       $23,920,354
                                                 ===========       ===========

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Cont.)
                            (U.S. Dollars-Unaudited)

                                 Three Months Ended             Nine Months Ended           Period from
                                 ------------------             -----------------
                                                                                            July 1, 1994
                                                                                           (commencement)
                                Sept. 30,   Sept. 30,       Sept. 30,        Sept. 30,         through
                                  2001        2000             2001             2000       Sept. 30, 2001
                              -----------   ---------       ---------       -----------    --------------
Net loss for the period,
per Canadian GAAP             $   63,906    $ 130,294       $  282,039      $   494,414    $   13,675,876

Adjustment for acquisition
of Scotia                              0            0                0                0           248,590

Adjustment for compensation
expense                                0            0                0                0         6,324,914

Adjustment for deferred
exploration costs               (258,130)      44,184         (381,644)         610,294         3,326,865
                              -----------   ---------       ---------       -----------    --------------
(Profit)/Loss for period,
per U.S. GAAP                 $  194,224)   $ 174,478       $  (99,605)     $ 1,104,708    $   23,576,245
                              ==========    =========       ==========      ===========    ==============
(Profit)/Loss per common
share, per U.S. GAAP          $    (0.01)   $    0.01       $    (0.01)     $      0.04
                              ==========    =========       ==========      ===========

4.   Changes to Share Capital

At January 31, 2001, warrants to acquire 9,200,000 Common Shares at an exercise price of Cdn$0.35 per share expired without being exercised.

During the quarter ended March 31, 2001, the Corporation issued 46,000 shares for the exercise of stock options and received proceeds of Cdn$11,500 (US$7,558).

5.   Basic and Diluted Loss Per Common Share

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

6.   Mineral Properties and Deferred Exploration Costs

Under the terms of the agreement signed in August 2000 with the Brancote Holdings PLC subsidiaries on two of the Corporation's Chubut Province gold exploration properties, mineral property option proceeds of $150,000 were received in the nine months ended September 30, 2001. In the same period, the Corporation received $400,000 from Mauricio Hochschild & Cia. Ltda. under the option and joint venture agreement signed on March 15, 2001, for the exploration and possible development of the Corporation's El Pluma/Cerro Saavedra properties in Santa Cruz Province.

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

Plan of Operations
------------------
The Corporation has working capital of approximately $168,000 which, together with the funds to be received from the joint ventures on the El Pluma/Cerro Saavedra and Chubut properties, as estimated by management, are expected to be sufficient to cover its budgeted expenditures for mineral property and exploration activities on its properties in Argentina, and general and administrative expenses through the next 12 months.

On March 15, 2001, Minera Andes Inc. signed an option and joint venture agreement with Mauricio Hochschild & Cia. Ltda. (Hochschild), Lima, Peru, for the exploration and possible development of Minera Andes' 217,000-acre (88,000 hectares) epithermal gold-silver exploration land package in southern Argentina. The land package, known as El Pluma/Cerro Saavedra, includes Huevos Verdes, a high-grade gold/silver vein system target, and Minera Andes' most advanced exploration prospect. The signing allowed Hochschild to immediately begin exploration work on El Pluma/Cerro Saavedra, and Hochschild made payments to Minera Andes of US$200,000 in March and US$200,000 in August for their total annual payment of US$400,000.

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

The Corporation has budgeted and plans to spend approximately $0.5 million on its mineral property and exploration activities and general and administrative expenses for the next 12 months, with most properties being kept on care and maintenance. While the Corporation's existing funds and estimated receipts under joint ventures should be sufficient, the Corporation will also try to raise additional funding during the next nine months in order to continue its operations over the longer term. If additional funds are raised during 2001/2002, through the exercise of warrants or options, through a further equity financing, by the sale of property interests or by joint venture financing, additional exploration could be planned and carried out on the Corporation's properties. If the Corporation were to develop a property or a group of properties beyond the exploration stage, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt, or a combination of equity and debt. The Corporation is working on various plans to obtain such financing but there is no assurance that such financing will be available to the Corporation on favorable terms.

Results of Operations
---------------------

Third quarter 2001 compared with third quarter 2000
The Corporation had a net loss of $64,000 ($0.01 per share) for the third quarter of 2001, compared with a net loss of $130,000 ($0.01 per share) for the third quarter of 2000, as the Corporation continued to cut costs wherever possible. Total mineral property and deferred exploration costs were $44,000 during the third quarter of 2001, compared with $99,000 spent in the third quarter of 2000. The Corporation is maintaining its staff in Argentina at minimum levels, while during the third quarter, Hochschild commenced exploration expenditures on the El Pluma/Cerro Saavedra property, in accordance with the joint venture agreement. During the third quarter in 2001, the Corporation received $300,000 in mineral property option proceeds, compared with $50,000 in the third quarter last year.

Nine months ended September 30, 2001 compared with the nine months ended September 30, 2000
The Corporation had a net loss of $282,000 for the nine months ended September 30, 2001, compared with a net loss of $494,000 for the comparable period in 2000. Total mineral property and deferred exploration costs for the nine months were $173,000 (before mineral property option proceeds) in 2001 and $678,000 in the comparable period of 2000. Expenditures in both years were focused on the El Pluma/Cerro Saavedra property. In the nine months ended September 30, 2001, the Corporation received mineral property option proceeds of $550,000, compared with receipts of $50,000 in the same period last year. Deferred expenditures related to mineral properties and exploration were $3,483,00 at September 30, 2001, compared with $4,251,000 at September 30, 2000.

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

At September 30, 2001, the Corporation had cash and cash equivalents of $191,000, compared to $327,000 at September 30, 2000. Working capital at September 30, 2001 was $168,000. The Corporation's operating activities showed some savings and used $391,000 for the first nine months of 2001, compared with $503,000 in 2000. Investing activities provided $473,000 (after mineral property option proceeds) in the 2001 period compared with $616,000 used in 2000.

The receipt of $550,000 in mineral property option proceeds in the first nine months of 2001 provided this contribution. The focus in both periods in 2001 and 2000 was on the El Pluma/Cerro Saavedra property, although the Corporation's expenditures are reduced this year as a result of the Hochschild joint venture on the property. Cash and cash equivalents increased by $89,000 in the first nine months of 2001, compared to a decrease of $156,000 in the same period in 2000.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Corporation to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of September 30, 2001, there was significant doubt that the Corporation would be able to continue as a going concern.

For the nine months ended September 30, 2001, the Corporation had a loss of approximately $282,000 and an accumulated deficit of approximately$14.5 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits: None

          b. Reports on Form 8-K: An 8-K dated July 24, 2001 was filed with the Securities and Exchange Commission regarding a change of auditors for the Corporation.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MINERA ANDES INC.

Date: November 13, 2001                By: /s/ Allen V. Ambrose
      -----------------------------        -------------------------------------
                                           Allen V. Ambrose
                                           President


Date: November 13, 2001                By: /s/ Bonnie L. Kuhn
      -----------------------------        -------------------------------------
                                           Bonnie L. Kuhn
                                           Chief Financial Officer and Secretary