Form 10KSB40
period 2001-12-31
MINERA ANDES INC /WA
filed 2002-04-01
CIK 1030219

===============================================================================
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-KSB
(Mark One)
   [X]       Annual report under section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  for the fiscal year ended December 31, 2001

   [ ]     Transition report under section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  for the transition period  from____________ to ___________

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


Securities registered under Section 12(b)
of the Act:                                      Name of each exchange on which
Title of each class                              registered:
Common shares without par value                  The Canadian Venture Exchange


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

The aggregate market value of the voting stock held by non-affiliates as of March 15, 2002 was $1,963,714.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 15, 2002, the Registrant had 30,046,030 common shares outstanding.

Transitional Small Business Disclosure Format (Check one:) Yes [ ]  No [X]
===============================================================================

                                TABLE OF CONTENTS
                                -----------------

PART I                                                                    Page
                                                                          ----
     Item 1       Description of Business                                    3

     Item 2       Description of Properties                                 10

     Item 3       Legal Proceedings                                         26

     Item 4       Submission of Matters to a Vote
                  of Security Holders                                       26

PART II

     Item 5       Market for Common Equity and Related
                  Shareholder Matters                                       27

     Item 6       Management's Discussion and Analysis
                  of Financial Condition and Plan of Operations             28

     Item 7       Financial Statements                                      32

     Item 8       Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure                    51

PART III

     Item 9       Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                  of the Exchange Act                                       51

     Item 10      Executive Compensation                                    53

     Item 11      Security Ownership of Certain Beneficial Owners
                  and Management                                            55

     Item 12      Certain Relationships and Related Transactions            57

     Item 13      Exhibits and Reports on Form 8-K                          57

                                    PART I

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; CURRENCY DISCLOSURE

This report contains both historical and prospective statements concerning the Corporation and its operations. Historical statements are based on events that have already happened; examples include the reported financial and operating results, descriptions of pending and completed transactions, and management and compensation matters. Prospective statements, on the other hand, are based on events that are reasonably expected to happen in the future; examples include the timing of projected operations, the likely effect or resolution of known contingencies or other foreseeable events, and projected operating results.

Prospective statements (which are known as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995) may or may not prove true with the passage of time because of future risks and uncertainties.

All currency amounts in this report are stated in U.S. dollars unless otherwise indicated. On March 15, 2002, the late New York trading rate of exchange, as reported by The Wall Street Journal for conversion of United States dollars into Canadian dollars was U.S. $1.00 = Cdn $1.58 or Cdn $1.00 = U.S. $0.63.

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

The Corporation's current properties and projects consist of mineral rights and applications for mineral rights covering approximately 163,000 hectares in three Argentine provinces. The lands comprise option to purchase contracts, exploration and mining agreements and direct interests through the Corporation's filings for exploration concessions. The Corporation's properties are all early stage exploration prospects except for the El Pluma/Cerro Saavedra property package, which is an advanced stage exploration project. No proven or probable reserves have yet been identified. See "Description of Properties." The Corporation has no employees, as it is staffed by N.A. Degerstrom, Inc. personnel (three persons) under the Operating Agreement.

OPERATING STRUCTURE

The Corporation is the product of an amalgamation in November 1995 of Minera Andes and Scotia Prime Minerals, Incorporated, a then inactive Alberta corporation which had previously had its Common Shares listed for trading on The Alberta Stock Exchange (presently, the Canadian Venture Exchange ("CDNX")). The

Corporation's interests in its Argentina properties were held through two Argentinean subsidiaries: Minera Andes S.A. ("MASA") and NAD S.A. ("NADSA"). MASA was incorporated under the laws of the Republic of Argentina in September 1994. NADSA was incorporated under the laws of the Republic of Argentina in July 1994. The Corporation sold its shares of NADSA to Degerstrom in 2001. The Corporation's interest in its Colombian properties was held through Minera Providencia Inc. ("MPI"), which was incorporated in December 1998 under the Business Corporations Act (Alberta). The Corporation held 71.11% of the issued and outstanding shares of MPI and the remaining shares were held by Jon Lehmann, the President of MPI. MPI's Colombian properties were held through Minera Providencia S.A. ("MPSA"), incorporated in April 1998. MPI owned 92% of the issued and outstanding shares of MPSA and had entered into option agreements to acquire the remaining shares for $400. MPI's properties were written off in 2000 and MPI was dissolved in 2001. Transylvania Gold S.R.L. ("TGS") was incorporated under the laws of Romania in October 1999, to hold the Corporation's Romanian property interests. The Corporation held 100% of the issued and outstanding share of TGS. The Corporation wrote off TGS properties in 2000 and dissolved the subsidiary. In April 2001, the Corporation transferred some of its Argentina properties to Minera Santa Cruz S.A. (MSC), a MASA subsidiary.

The corporate structure of Minera Andes is as follows:

-------------------------  ------------------------  -------------------------
                                     95%                      99.99%
     MINERA ANDES INC.   --   MINERA ANDES S.A.    -- MINERA SANTA CRUZ S.A.
         (ALBERTA)               (ARGENTINA)               (ARGENTINA)
-------------------------  ------------------------  -------------------------

The Corporation holds 19 of the 20 issued and outstanding shares of MASA and held 11 of the 12 issued and outstanding shares of NADSA as well as an irrevocable transferable option to purchase the one remaining MASA share and an irrevocable transferable option to purchase the one remaining NADSA share. Each of those single shares is held by a natural person shareholder as required by local law. In 2001, all of the Corporation's shares in NADSA were sold to N.A. Degerstrom, Inc. for $10,000. NADSA had only de minimus activity and net assets. MASA holds 11,990 shares of the 12,000 shares issued and outstanding of Minera Santa Cruz S.A.

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

The Corporation's management office is 3303 North Sullivan Road, Spokane, Washington, 99216, while the principal business address of the Corporation is Coronel Moldes 837, (5500) Mendoza, Argentina. The registered address of the Corporation is 350 - 7TH Ave. S.W., Calgary, Alberta, T2P 3N9 Canada.

RISKS RELATED TO MINERA ANDES' BUSINESS

Ownership of our Common Shares involves a high degree of risk. Shareholders should consider, among other things, the following factors relating to the Corporation's business and properties and its present stage of development:

Risks Inherent in Minerals Exploration. There are a number of uncertainties inherent in any exploration or development program, including location of economic ore bodies, the development of appropriate metallurgical processes, and the receipt of necessary governmental permits. Substantial expenditures may be required to pursue such exploration and, if warranted, development activities. Assuming discovery of an economic ore body and depending on the type of mining operation involved, several years may elapse from the initial stages of development until commercial production is commenced. New projects frequently experience unexpected problems during exploration and development stages and frequently result in abandonment of the properties as potential development projects. Most exploration projects do not result in the discovery of minable deposits of ore. There can be no assurance that our exploration efforts will yield reserves or result in any commercial mining operations.

Many of the properties that we intend to explore in Argentina are the subject of applications for concessions and licenses, many of which have not yet been granted. The filing of an application for a concession grants the holder the exclusive right to obtain the concession conditioned on the outcome of the approval process. In Argentina, the approval process is an administrative procedure under the authority of the province in which the property is located. The process includes a public notice and approval procedure allowing third parties to give notice of opposition or prior claim, if any, before the title to the concession is granted. Although we believe that we have taken all necessary steps with respect to the application, approval and registration process for the property concessions and licenses it has currently applied for and property transactions to which it is a party, there is no assurance that any or all applications will result in issued concessions or that the public registrations will be timely approved.

Risks Inherent in the Mining Industry. Exploration, development and mining operations are subject to a variety of laws and regulations relating to exploration, development, employee safety and environmental protection; mining activities are subject to substantial operating hazards including rock bursts, cave-ins, fires and flooding, some of which are not insurable or may not be insured for economic reasons. We currently have no insurance against such risks. We may also incur liability as a result of pollution and other casualties involved in the drilling and mining of ore. There may be limited availability of water and power, which are essential to mining operations; and interruptions may be caused by adverse weather conditions.

We or joint venture or investment partners must obtain necessary governmental approvals and make necessary capital expenditures before production may commence on most of its projects. Significant capital expenditures will also be required to bring them into production. We may obtain funds for a portion of these capital expenditures from joint venture or investment partners. However, there can be no assurance that such joint venture or investment partners will provide such funds or that such project financing will be available to us on acceptable terms. The number of potential sources of third-party project financing for mining projects is limited.

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

Need for Additional Capital. The exploration and, if warranted, development of Minera Andes' properties would require substantial financing. Our ability to obtain additional financing will depend, among other things, on the price of gold, silver, copper and other metals and the industry's perception of their future price. Therefore, availability of funding depends largely on factors outside of our control, and cannot be accurately predicted, and may not be available when needed or on terms satisfactory to us and may be dilutive to our shareholders. Failure to obtain sufficient financing could result in delay or indefinite postponement of exploration, development or production on any or all of Minera Andes' projects or loss of properties. For example, certain of the agreements pursuant to which we have the right to conduct exploration activities carry work commitments which, if not met, could result in losing our right to acquire an interest in the subject property. There can be no assurance that additional capital or other types of financing will be available when needed or that, if available, the terms of such financing will be favorable to Minera Andes.

Competitive Business Conditions. The exploration and development of mineral properties in the Republic of Argentina is a highly competitive business. A large number of companies compete with us in the acquisition, exploration and development of mining properties. Many of these competing companies are significantly larger than the Corporation and have substantially greater economic and technical resources than us. While we seek to compete by identifying properties for exploration, acquiring exclusive rights to conduct such exploration and carrying out exploration and development of the properties with joint venture or investment partners, there can be no assurance that we will be successful in any of these efforts.

Foreign Operations. Minera Andes' properties are located in Argentina. In the early 1990s Argentina emerged from periods of political and economic instability but has recently shown signs of returning instability. Foreign properties, operations and investments may be adversely affected by local political and economic developments, including nationalization, exchange controls, currency fluctuations, taxation and laws or policies as well as by laws and policies of the United States and Canada affecting foreign trade, investment and taxation. It is important that we maintain good relationships with the governments in Argentina. We may not be able to maintain such relationships if the governments change. Argentina has and is developing new bodies of law that will impact the conduct of business generally and mining operations in particular. Future laws (including tax laws) could adversely affect the conduct of business and mining operations.

Difficulties in Developing Remote Areas. Many of the areas in which we conduct exploration and, if warranted, development activities are in particularly remote and mountainous regions, with limited infrastructure and limited access to essential resources. Exploration or development projects in these areas may require us or our joint venture partners to develop power sources, transportation systems and communications systems, and to secure adequate supplies of fuel, machinery, equipment and spare parts. Consequently, exploration and development in these areas is particularly difficult, requiring significant capital expenditures, and may be subject to cost over-runs or unanticipated delays.

Fluctuation in the Price of Minerals. The market price of minerals is volatile and beyond the control of the Corporation. If the price of a mineral should drop dramatically, the value of our properties which are being explored or developed for that mineral could also drop dramatically and we might not be able to recover its investment in those properties. The decision to put a mine into production, and the commitment of the funds necessary for that purpose, must be made long before the first revenues from production will be received. Price fluctuations between the time that such a decision is made and the commencement of production can change completely the economics of the mine. Although it is possible to protect against price fluctuations by hedging in certain circumstances, the volatility of mineral prices represents a substantial risk in the mining industry generally which no amount of planning or technical expertise can eliminate.

Environmental and Other Laws and Regulations. Mining operations and exploration activities in Argentina are subject to various federal, provincial and local laws and regulations governing mineral rights, exploration, development and mining, exports, taxes, labor, protection of the environment and other matters. Compliance with such laws and regulations may necessitate significant capital outlays, materially affect the economics of a given project, or cause material changes or delays in our intended activities. Minera Andes has obtained or is in the process of obtaining authorizations currently required to conduct its operations. New or different standards imposed by governmental authorities in the future or amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have an adverse impact on Minera Andes' activities.

Control by Single Shareholder; Conflicts of Interest. At December 31, 2001, Degerstrom beneficially owns approximately 23% of our outstanding voting securities and therefore can exert significant influence in the election of our directors and have substantial voting power with respect to other matters submitted to a vote of the shareholders. The interests of Degerstrom with respect to any transaction involving actual or potential change in control of us or other transactions may differ from those of our other shareholders.

Certain of our directors and officers are also employees of our majority shareholder, Degerstrom, and of other natural resource and mining companies. As a result, conflicts may arise between the obligations of these directors to us and to these other entities. Certain of our directors and officers have other full time employment or other business or time restrictions placed on them and accordingly, these directors and officers may not be able to devote full time to our affairs.

Transactions with Degerstrom; Dependence on Key Personnel. We have entered into an Operating Agreement with Degerstrom. See "Description of Properties - The Degerstrom Agreement." This agreement is not the result of arm's-length negotiations between independent parties. There can be no assurance that the Operating Agreement or any future agreements will be effected on terms comparable to those that would have resulted from negotiations between unaffiliated parties. Such agreements may be amended by us and Degerstrom, by mutual agreement. Degerstrom is not required to devote its personnel and resources exclusively to, or for the benefit of us. There can be no assurance that the services to be provided by Degerstrom will be available to us at all times. Moreover, our success will be dependent upon the services of certain executive officers, including Allen Ambrose and Brian Gavin, who are also employees of Degerstrom. Degerstrom pays compensation and provides other benefits to these individuals. Minera Andes does not have employment contracts with nor does it maintain key person life insurance for Mr. Ambrose or Mr. Gavin.

Liquidity; Limited Trading Market. There currently is a limited trading market for our securities. There is no assurance that an active trading market will ever develop. Investment in us is not suitable for any investor who may have to liquidate such investment on a timely basis and should only be considered by investors who are able to make a long-term investment in us.

GLOSSARY OF GEOLOGIC AND MINING TERMS; STATEMENT OF ABBREVIATIONS AND CONVERSION FACTORS

"anomalous" means either a geophysical response that is higher or lower than the average background or rock samples that return assay values greater than the average background;

"Bankable Feasibility Study" means the study, prepared to industry standards, based upon which a bank or other lending institution may loan the Corporation or MASA funds for production development on the Claims;

"breccia" means a course grained rock, composed of angular broken rock fragments held together by a finer grained matrix;

"Cateo" means an exploration concession for mineral rights granted to an individual or company in the Republic of Argentina, as defined by the Republic of Argentina Mining Code, as amended;

"Claims" means the Cateos, Manifestaci[oacute]n de Descubrimiento, Mina, Estaca Mina (as defined by the Republic of Argentina Mining Code, as amended) described herein issued to MASA, MSC or the Corporation by the government of Argentina or any provincial government;

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

ITEM 2.       DESCRIPTION OF PROPERTIES

The principal business of the Corporation is the exploration and development of mineral properties ("Claims") located in the Republic of Argentina. The Corporation's interests in the Argentinean Claims are held through MASA and MSC, which is a subsidiary of MASA. MASA holds properties and is the company in which the daily business operations in Argentina are conducted. MASA was formed and registered as a mining company in order for the Corporation to receive the benefits of the new mining laws in Argentina. The principal properties of the Corporation are described under the heading "Principal Properties" below.

THE DEGERSTROM AGREEMENT

A number of the Claims were originally held by Degerstrom. Pursuant to the March 1995 Asset and Share Acquisition Agreement to which the Corporation, MASA, NADSA and Degerstrom are parties (the "Degerstrom Agreement"), Degerstrom transferred its interest in those Claims to NADSA and MASA in consideration for a royalty. Degerstrom also conveyed the MASA and NADSA capital stock it held to the Corporation. In consideration for those shares, Minera Andes (i) issued to Degerstrom 4,000,000 Common Shares and the right to acquire an additional 1,213,409 Common Shares if any of the properties comprising the Claims became the subject of a Bankable Feasibility Study, (ii) agreed to pay a royalty on any existing or future properties held by the Corporation or its affiliates as described below, and (iii) agreed to pay the aggregate amount of the cost and expenses incurred by Degerstrom on behalf of the Corporation from July 1, 1994 through March 15, 1995. Minera Andes also acquired from Brian Gavin, an officer of the Corporation, the shares he held in MASA. In 2001 the Corporation sold its interest in NADSA to Degerstrom.

The royalty payable to Degerstrom by MASA will be a percentage of the net smelter return earned on those Claims or any future Claims acquired. The Claims are subject to a royalty equal to the difference between 3% and the Underlying Royalty, subject to a maximum royalty of 2%. If MASA acquires all or part of the Underlying Royalty, the royalty payable, if any, to Degerstrom will not increase. If Degerstrom collects a royalty on any of the Claims held, MASA shall at any time have the option, upon giving notice to Degerstrom, to repurchase up to one-half of the royalty payable to Degerstrom upon payment of $1,500,000, for each 1% of the royalty repurchased.

NADSA, MASA, Degerstrom and the Corporation also entered into an Operating Agreement, appointing Degerstrom as operator of the Claims and any future Claims acquired in Argentina. Under the terms of the Operating Agreement, Degerstrom operates and manages the exploration program on all properties and provides related offsite administrative assistance as required. In consideration for these operating services, Degerstrom is entitled to reimbursement for its costs of labor, materials and supplies incurred in connection with its services plus an additional 15% of such costs as a management fee. Included in the Operating Agreement are fixed usage rates for the equipment owned by Degerstrom. Degerstrom has the right to terminate the Operating Agreement if the Corporation does not maintain a program and budget in excess of Cdn$300,000 per year. If the Corporation elects to develop a property and contract with a third party for development or production, the Corporation must give notice to Degerstrom of the terms and conditions of the proposed arrangement. Degerstrom has the right for a period of 30 days to meet the contract bid by a third party.

PRINCIPAL PROPERTIES

1.        ARGENTINA

     RECENT MINING AND ECONOMIC HISTORY IN ARGENTINA

Argentina is the second largest country in South America, over 2.7 million sq. km in area. In 1983, Argentina returned to a multiparty democracy, which brought to an end nearly a half century of military intervention and political instability. The country then began to stabilize; however, it was not until 1989, with the election of the government under President Carlos Menem, that Argentina's economy began to improve. Menem initiated serious economic reforms that included the privatization of many state companies and the implementation of the Convertibility Plan, which fixed the Argentine peso to the U.S. dollar at par, fully backed by reserves of foreign exchange, gold and dollar-denominated bonds of the Central Bank of Argentina. Results of the reforms were positive; Argentina's gross domestic product grew at up to 8% per annum in the early 1990s and inflation dropped to between 1% and 3% per annum. However, following a serious recession in 1999 and 2000, a severe political and economic crisis occurred in late 2001. In early 2002, with five presidents in less than five weeks, the current president, Eduardo Duhalde, chose to devalue the peso, first to U.S.$1.00 to Peso$1.40, before allowing the Peso to float in February 2002. The economic reforms associated with the devaluation of the Peso included the conversion of all US dollar denominated contracts into pesos on a one-to-one basis and all US dollar bank accounts into Pesos. At the beginning of March 2002 the Peso stands at Peso$2.15 to US$1.00. Transfers of money out of the country were prohibited.

In 1993, the Mining Investments Act instituted a new system for mining investment to encourage mineral exploration and foreign investment in Argentina. Key incentives provided by the Act include: guaranteed tax stability for a 30-year period, 100% income tax deductions on exploration costs, accelerated amortization of investments in infrastructure, machinery and equipment, and the exemption from import duties on capital goods, equipment and raw materials used in mining and exploration. Repatriation of capital or transfer of profits is unrestricted. Argentina's mineral resources, administered by its 23 provinces, are subject to a provincial royalty capped at 3% of the "mouth of mine" value of production, although provinces may opt to waive this royalty.

Argentina's mineral potential is largely unexplored, particularly in comparison to that of its immediate neighbors and, as a consequence, there is a lack of information pertaining to the country's resource base. Copper and gold mineralization discovered to date occurs predominantly in the southern Andean copper belt which extends over 1,000 km through northwestern Argentina. The Bajo de la Alumbrera porphyry copper deposit has been brought onstream. Other copper deposits currently under development include the Agua Rica and El Pachon deposits. In addition, gold deposits are concentrated in the Argentine portion of the Central Andes' Maricunga-El Indio gold belts and in the newly discovered Santa Cruz gold belt in southern Patagonia.

In 1989, fewer than a dozen foreign exploration companies had offices in Argentina; by 1996 there were approximately 60 such companies. Exploration expenditures grew from $5 million in 1991 to over $90 million in 1995, but have shrunk since with the prolonged low gold price market. Currently, there are no more than a handful of exploration companies active in Argentina.

The Corporation initiated gold exploration in Argentina in 1991, in conjunction with Degerstrom. As of December 2001, the Corporation had Argentine land holdings totaling 163,009 ha in three Argentine provinces (Figure 1). The Corporation's exploration efforts initially focused on evaluating prospects generated by 1960's United Nations development exploration programs and on targets generated by satellite image analysis. The Corporation developed techniques of processing and interpreting satellite imagery to assist in identifying promising exploration targets. Currently, the Corporation is completing exploration work that includes geophysical surveys, mechanical trenching and reverse-circulation drilling on the most advanced targets in its property portfolio, and conducting grassroots exploration to evaluate its other properties and to generate new targets.

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

      Cateos are awarded by the following process:

      a) Application for a cateo covering a designated area. The application describes a minimum work program for exploration;
      b) Approval by the province and formal placement on the official map or graphic register;
      c)  Publication in the provincial official bulletin;
      d)  A period following publication for third parties to oppose the claim;
      e)  Awarding of the cateo.

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

      Until August 1995, a "canon fee", or tax, of Pesos$400 per unit was payable upon the awarding of a cateo. A recent amendment to the mining act requires that this canon fee be paid upon application for the cateo.

  2. Mina: To convert an exploration concession to a mining concession, some or all of the area of a cateo must be converted to a "mina". Minas are mining concessions which permit mining on a commercial basis. The area of a mina is measured in "pertenencias". Each mina may consist of two or more pertenencias. "Common pertenencias" are six hectares in size and "disseminated pertenencias", 100 ha (relating to disseminated deposits of metals rather than discrete veins). The mining authority may determine the number of pertenencias required to cover the geologic extent of the mineral deposit in question. Once granted, minas have an indefinite term assuming exploration development or mining is in progress. An annual canon fee of Pesos$80 per pertenencia is payable to the province.

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

     3.   SAN JUAN PROJECT EXPLORATION

     No formal records of previous exploration in the project area exist. Evidence of prospecting (small trenches or pits) exists on some of the cateos. The area is currently active with pre-development work at the El Pach[oacute]n copper deposit

     The San Juan Province Project is a regional reconnaissance program, focused on epithermal gold and gold-copper porphyry targets in the eastern cordillera. All of the lands were acquired based on the results of satellite image analysis. Preliminary field examination, including rock chip sampling and property-wide stream sediment sampling, has been completed on all properties.

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

     Through December 31, 2001, the Corporation has spent $327,810 on the San Juan Project (net of write-offs for properties abandoned).

     4.  SAN JUAN AREA PROJECT OWNERSHIP

     The Corporation's lands in San Juan consist of six applications for cateos and 11 manifestations of discovery and total 36,070 ha. At present, these lands are not subject to a royalty, however, the government of San Juan has not waived its rights to retain up to a 3% "mouth of mine" royalty from production. Property canon fees for the properties in 2002 are estimated at $29,560.

B.   SANTA CRUZ PROJECT SUMMARY
     --------------------------

     1.  EL PLUMA/CERRO SAAVEDRA PROJECT LOCATION

     The El Pluma/Cerro Saavedra property package is located in the Santa Cruz province of Argentina, 230 km southwest of the city of Comodoro Rivadavia, near latitude 46[degree]41'S and longitude 70[degree]17'W. The property consists of one cateo and 104 manifestations of discovery covering a total of 88,519 ha (approximately 880 km2), 100% owned by Minera Andes.

     Road access to the property is good and consists of paved highways to within 80 km and then via a well-maintained gravel road. Topography varies from gently rolling to locally rugged; elevations range from 300 to 700 m above sea level. The Deseado Massif is a cold desert. Most day-to-day supply requirements can be met by the settlements of Las Heras (130 km from the property), Caleta Olivia (250 km from the property) or Comodoro Rivadavia; specialized supplies and equipment must be procured from Buenos Aires, Mendoza, or abroad. Major hydroelectric transmission lines pass within 50 km of the property.

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

     On the El Pluma/Cerro Saavedra property the prospective Jurassic stratigraphy is exposed in erosional windows through the overlying sediments and basalts. The Bajo Pobre Formation, the oldest unit, consists of massive andesitic flows, volcaniclastic material and minor dacite. Ignimbrites and lesser sediments tentatively correlated with the La Matilde Formation occur in a synvolcanic subsidence graben known as the Saavedra West basin. Pebble dikes, varying in thickness from one centimeter to ten meters, are common in the southwest part of the Saavedra West basin. Ignimbrites and minor rhyolites of the Chon Aike Formation, younger than the La Matilde basin-fill material, occur as a complicated series of dikes along the bounding faults of the west part of the Saavedra West basin, as a sequence of extrusive ignimbrites at Cerro Celular and in isolated pockets elsewhere in the northern third of the property. In the southern two-thirds of the project area (southern cateos), ignimbrites and rhyolite domes of the Chon Aike Formation crop out extensively, and the La Matilde Formation may be present locally.

     Cretaceous sediments locally overlie the Jurassic volcanics. Poorly exposed over most of the property, these sediments are up to 50 m thick in the northern part of the project area. The youngest rocks are Tertiary to Quaternary basalts which form cliffs up to ten meters high and extensive plateaus. Approximately 60% of the property is covered by five to 50 meters of post-mineralization, Cretaceous to Quaternary rocks.

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

     The El Pluma/Cerro Saavedra property has not previously been staked. There is no record of any previous sustained exploration, although portions of the area may have been sampled during at least one regional reconnaissance program.

     WORK ON THE PROPERTY BY MINERA ANDES FROM 1997 TO 2001:

     A structural study was carried out over the entire project area and prospecting/geological reconnaissance done on the southern cateos and the bulk of the work has been on the northern third of the property. In this area, a 1:50,000 mapping/satellite interpretation and extensive prospecting has been done. This work led to the recognition of nine target areas. Rock samples from the entire property have been assayed (2,536 rock and trench samples), with particular attention to the target areas. Soil sampling has been undertaken on grids at La Sorpresa, El Pluma West, Cerro Celular, Saavedra West and Cerro Saavedra (total of 2,302 samples) and an enzyme leach soil survey was completed over part of the Huevos Verdes target. Some 368 stream sediment samples were taken. Approximately 42 line km of CSAMT (deep penetration resistivity) were run, and 8.76 km2 (74 line km) gradient array IP surveying was completed in the Huevos Verdes, Cerro Celular and Saavedra West areas. This was supplemented by three kilometers of RealSection IP surveying along selected lines. Some 186 line km of magnetic data was collected at Huevos Verdes, Saavedra West, Cerro Celular and Cerro Saavedra. Detailed mapping was done at Huevos Verdes, Saavedra West and Cerro Saavedra. Twenty-five trenches, totaling 2,550 m, were excavated at Saavedra West, and another 30 trenches (2,125 m) at Huevos Verdes. Most of these trenches were sampled at one to two meter intervals. All drilling was reverse circulation drilling, using a MPD-1000 track rig. Three holes, totaling 270 m, were drilled at La Sorpresa and nine at El Pluma West (941 m). Two holes (201 m) were drilled at Cerro Saavedra and 24 holes, totaling 2,550 m, were drilled at Saavedra West. The above holes were drilled in 1998; PIMA analysis, petrographic examination and fluid inclusion work were undertaken on selected samples. Drilling in 1999 concentrated on the Huevos Verdes prospect, where 21 holes were completed, for a total of 1,643 m.

     Reconnaissance work in the southern two-thirds of the property (Southern Cateos) focused on areas of alteration inferred from Landsat images. Stream sediment sampling defined three anomalous zones, each with at least four samples containing greater than 25 ppb Au, with a maximum value of 158 ppb Au.

     In the northern third of the property, nine areas have been designated for follow-up work, based on surface indications of alteration and/or mineralization. Huevos Verdes, El Pluma West and Saavedra West are the most advanced targets.

     Huevos Verdes is a system of en echelon, variably mineralized, north-northwest trending quartz veins with associated strong argillic alteration, cutting Bajo Pobre Formation. In this area, the Bajo Pobre Formation consists of massive and fragmental andesite. Preliminary indications are that the massive andesite constitutes a more favorable host rock for the veins and that stockwork mineralization develops at north-northwest and west-northwest structural intersections. The vein system occurs over a strike length of at least 2.2 km and possibly as much as 3.5 km. The central and northwest parts of the system are covered by Cretaceous tuffs and sediments and locally by Tertiary basalt; geophysical work has confirmed the continuity of the system below cover.

     Mineralized quartz veins with true thicknesses up to 11 meters (36.1') have been intersected in drill holes and trenches over the entire length of the Huevos Verdes vein system. The best trench results were 4.0 m (13.1')

     @ 18.6 g/t Au and 498.8 g/t Ag and 6.5 m (21.3') @ 12.06 g/t Au and
     330.3 g/t Ag. Prior to 2000 nineteen holes were drilled on the main vein system, of which twelve intersected significant precious metal mineralization. Best drill intersections were 7.4 m (24.3') @ 2.19 g/t Au and 170.0 g/t Ag in hole EP-38, 6.3 m (20.7') @ 9.74 g/t Au and 630.3 g/t
     Ag in EP-39, 4.1 m (13.45') @ 3.85 g/t Au and 249.8 g/t Ag in EP-40, and
     11.3 m (37.17') @ 2.01 g/t Au and 102.6 g/t Ag in EP-54 (true thicknesses).

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


                            SIGNIFICANT GOLD/SILVER INTERCEPTS, HUEVOS VERDES, ARGENTINA
---------------------------------------------------------------------------------------------------------------------
                                                                       True                                 Gold
                                         Intersection     Drilled    Thickness    Gold      Silver          Equiv.
 Drill       TD                          From      To     Interval       m         g/t        g/t          g/t (opt)
 Hole         m      Azim     Angle       m         m        m         (ft)       (opt)     (opt)         Au+(Ag/50)
---------------------------------------------------------------------------------------------------------------------
EP-38        64      N240     -50        27        36        9          8.1        2.19      170.0            5.59
                                                                      (26.6)      (0.06)      (5.0)          (0.16)

Includes:                                34        36        2          1.8        6.24      617.2           18.58
                                                                       (5.9)      (0.18)     (18.0)          (0.54)
---------------------------------------------------------------------------------------------------------------------

EP-39        63      N240     -50        36        43        7          6.3        9.74      630.3           22.35
                                                                      (20.7)      (0.28)     (18.4)          (0.65)

Includes:                                36        40        4          3.6       15.17    1,068.8           36.55
                                                                      (11.8)      (0.44)     (31.2)          (1.07)
---------------------------------------------------------------------------------------------------------------------
EP-40        117     N240     -50        46        51        5          4.1        3.85      249.8            8.85
                                                                      (13.5)      (0.11)      (7.3)          (0.26)
---------------------------------------------------------------------------------------------------------------------
EP-41        98      N240     -50        32        35        3          2.9        2.18      175.1            5.68
                                                                       (9.5)      (0.06)      (5.1)          (0.17)
--------------------------------------------------------------------------------------------------------------------
EP-42        90      N240     -50        80        83        3          2.7        2.17       99.8            4.17
                                                                       (8.9)      (0.06)      (2.9)          (0.12)
---------------------------------------------------------------------------------------------------------------------
EP-43        130     N240     -50        99       100        1          0.8        7.37      769.0           22.75
                                                                       (2.6)      (0.21)     (22.4)          (0.66)
---------------------------------------------------------------------------------------------------------------------
EP-46        51      N060     -50        33        35        2          1.9        1.26      105.8            3.38
                                                                       (6.2)      (0.04)      (3.1)          (0.10)
---------------------------------------------------------------------------------------------------------------------
EP-47        75      N240     -50        32        36        4          3.6        1.70      196.3            5.86
                                                                      (11.8)      (0.05)      (5.7)          (0.17)

Includes:                                34        36        2          1.8        2.66      324.5            9.60
                                                                       (5.9)      (0.08)      (9.5)          (0.28)
---------------------------------------------------------------------------------------------------------------------
EP-48        66      N240     -50        42        45        3          2.6        0.69      114.0            2.97
                                                                       (8.5)      (0.02)      (3.3)          (0.09)

---------------------------------------------------------------------------------------------------------------------
EP-49        60      N210     -50        24        27        3          3.0        1.11      131.4            3.74
                                                                       (9.8)      (0.03)      (3.8)          (0.11)
---------------------------------------------------------------------------------------------------------------------
EP-54        66      N240     -50        44        56       12         11.3        2.01      102.6            4.06
                                                                      (37.1)      (0.06)      (3.0)          (0.12)

Includes:                                54        56        2          1.9        8.94      269.5           14.33
                                                                       (6.2)      (0.26)      (7.9)          (0.42)
---------------------------------------------------------------------------------------------------------------------
EP-58        60      N060     -50        49        50        1          1.0        1.00      106.0            3.12
                                                                       (3.3)      (0.03)      (3.1)          (0.09)
---------------------------------------------------------------------------------------------------------------------
EP-61       151.5    N240     -60      135.5     136.5       1          0.9        7.41       99.5            9.40
                                                                       (2.9)      (0.22)      (2.9)          (0.27)
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                                        True                                 Gold
                                         Intersection     Drilled    Thickness     Gold      Silver         Equiv.
 Drill        TD                         From      To     Interval       m         g/t        g/t          g/t (opt)
 Hole          m     Azim     Angle       m         m        m         (ft)       (opt)      (opt)         Au+(Ag/50)
---------------------------------------------------------------------------------------------------------------------
EP-62        81.5    N240     -60         68       72        4          3.8        2.93       88.4            4.70
                                                                      (12.5)      (0.09)      (2.6)          (0.14)
----------------------------------------------------------------------------------------------------------------------
EP-64        111     N240     -50         89       93        4          3.9        7.79      568.5           19.16
                                                                      (12.8)      (0.23)     (16.6)          (0.56)
----------------------------------------------------------------------------------------------------------------------
EP-65        153      --      -90        124      126        2          1.0        9.31      286.4           15.04
                                                                       (3.3)      (0.27)      (8.4)          (0.44)
----------------------------------------------------------------------------------------------------------------------
EP-69        115     240      -60         64       65        1          0.8        2.16      201.6            6.05
                                                                       (2.6)      (0.06)      (5.9)          (0.18)

and                                      100      103        3          2.5        4.10      479.0           13.68
                                                                       (8.2)      (0.12)     (14.0)          (0.40)
----------------------------------------------------------------------------------------------------------------------
EP-70        135     240      -70        117      124        7          5.4       15.92     1634.1           48.60
                                                                      (17.7)      (0.46)     (47.7)          (1.42)

Includes:                                120      123        3          2.3       30.73     3166.3           94.01
                                                                       (7.6)      (0.90)     (92.3)          (2.74)
----------------------------------------------------------------------------------------------------------------------
EP-74        144     240      -70        126      132        6          4.2        3.34      315.9            9.66
                                                                      (13.8)      (0.10)      (9.2)          (0.28)

Includes:                                126      128        2          1.4        2.90      299.0            8.88
                                                                       (4.6)      (0.08)      (8.7)          (0.26)

and                                      129      132        3          2.1        4.32      414.7           12.61
                                                                       (6.9)      (0.13)     (12.1)          (0.37)

Includes:                                131      132        1          0.7        7.58      938.5           26.40
                                                                       (2.3)      (0.22)     (27.4)          (0.77)
----------------------------------------------------------------------------------------------------------------------
EP-76        102     240      -50         75       76        1          0.8        1.61      204.0            5.69
                                                                       (2.6)      (0.05)      (5.9)          (0.17)

and                                       80       84        4          3.0        3.47      352.8           10.53
                                                                       (9.8)      (0.10)     (10.3)          (0.31)

and                                       88       91        3          2.3        7.89      764.5           23.18
                                                                       (7.5)      (0.23)     (22.3)          (0.68)
----------------------------------------------------------------------------------------------------------------------
EP-77        93      240      -50         64       66        2          1.5        3.75      380.5           11.36
                                                                       (4.9)      (0.11)     (11.1)          (0.33)
----------------------------------------------------------------------------------------------------------------------
EP-79       102      240      -50         83       84        1          0.9        1.20      120.0            3.60
                                                                       (3.0)      (0.03)      (3.5)          (0.10)
----------------------------------------------------------------------------------------------------------------------
EP-80       108      240      -50         73       74        1          0.9        4.32      583.0           15.98
                                                                       (3.0)      (0.13)     (17.0)          (0.47)
----------------------------------------------------------------------------------------------------------------------

Samples from all holes were prepared by Bondar-Clegg in Argentina and assayed by N.A. Degerstrom, Inc. of Spokane, Washington. Gold and silver values were obtained by fire assay. An independent laboratory conducted check assays on separate sample splits of the significant drill intersections. Holes EP-66 to 68, EP-71 to 73 and EP-81- to 83 failed to intersect the vein or contained assay values from nil to anomalous.
--------------------------------------------------------------------------------

     The assay results and the width of the vein intersected in the remaining holes confirm the relatively strong continuity of the vein along strike and down-dip and its well-mineralized nature.

     Saavedra West is interpreted as a synvolcanic graben developed within the Bajo Pobre Formation, and infilled by pyroclastic and lesser sedimentary rocks correlated with the La Matilde Formation. Pebble dikes are abundant within the graben and ignimbrites that may be correlative with the Chon Aike Formation occur as dikes along one edge. Grab samples with up to 22 g/t Au and 10,000 g/t Ag occur, as well as numerous trench and 1.52 m (5') drill sample intervals with *1 g/t Au and/or 500 g/t Ag, generally within north-northwest trending structures. Illite-silica alteration, typical of low sulfidation epithermal systems, surrounds

* represents greater than
     the structures. Significant mineralization is located at Sinter Flats and on Discovery Hill, the latter of which appears to have been a locus for magmatic and hydrothermal explosive activity. The easternmost graben-bounding fault, which has not been drill tested, contains anomalous Au (176 to 599 ppb) and Hg (360 to 2,000 ppb).

     Drill intersections on Discovery Hill include 3.0 m (10') @ 115.04 g/t Au and 3,509 g/t Ag in hole EP-21, 16.8 m (55') @ 8.05 g/t Au and 1,163 g/t Ag
     (includes 1.52 m (5') @ 50.3 g/t Au) in EP-12, 15.2 m (50') @ 13.48 g/t Au
     and 719.9 g/t Ag (includes 1.52 m (5') @ 70.8 g/t Au) in EP-20, and 3.0 m
     (10') @ 1.88 g/t Au in EP-18. Gradient array IP surveying shows several [ligathre]600 m (1,968') long resistors within the graben, and a strong, subhorizontal chargeability/apparent resistivity anomaly beneath Discovery Hill thought to be caused by a siliceous, sulfide-bearing zone of mineralization within a permeable stratigraphic unit, possibly an avalanche deposit on the floor of the graben. Such a zone, if economic, might be bulk-mineable. Previous drilling in Sinter Flats intersected quartz-bearing structures with 3.0 m (10') @ 2.19 g/t Au and 209 g/t Ag in EP-15 and 1.52 m (5') @ 2.9 g/t Au and 36.1 g/t Ag in EP-35. This drilling was undertaken prior to the acquisition of geophysical information.

     In January 2000, three deep diamond drill holes tested a geophysical anomaly beginning about 100 m (328 feet) beneath the surface at Discovery Hill. Sulfide-bearing rocks and silicification, which can be indicators of precious metal mineralization, were encountered in all three holes. Assay results ranged from nil to anomalous.

     El Pluma West is an area with parallel stockwork quartz veins in the Bajo Pobre Formation. Prior to 2000, work at El Pluma West focused on its potential for disseminated mineralization. Sampling in 2000 was done to evaluate the high grade vein potential. This sampling included 300 rock chip channel samples collected from several exposed quartz veins. The results indicate excellent potential for the discovery of more high-grade gold/silver mineralization at depth and along strike, and identified a number of drill-ready targets.

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

     La Sorpresa is a zone of stockwork and northwest-trending quartz veins which cut Bajo Pobre andesite in a small window through Cretaceous sediments. The best surface sample assayed 15.4 g/t Au, and one drill hole intersected 5' (1.52m) @ 10.2 g/t Au, and 5' m (1.52) @ 5.2 g/t Au. Two of three holes contained elevated Hg (up to 750 ppb in a background of <20). The mineralized zone is open to the northwest under a cover of Cretaceous sediments.

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

     Roadside, West Portuguese and Breccia Hills, received only minimal attention. Roadside and West Portuguese are north-northwest striking vein systems cutting andesite of the Bajo Pobre Formation. The Roadside system can be traced for 200 m, and the best assay to date is 48 ppb Au and 0.77 g/t Ag; the West Portuguese system can be traced for almost two kilometers and has a best assay of 917 ppb Au and 57.4 g/t Ag. The interest in these two prospects comes not from any single feature noted to date, but rather from their overall at least superficial similarity with the highly prospective Huevos Verdes area. Breccia Hills hosts a rhyolite breccia; as a possible volcanic center it is prospective.

     WORK ON THE PROPERTY BY MAURICIO HOCHSCHILD & CIA. LTDA. ("MHC") FROM 2001
     ONWARD:

     In 2001, subsequent to the signing of an option and joint venture agreement, MHC, as operator of the venture (see property ownership section below), completed an extensive exploration program included surveying, geophysics, geology and 30 core drill holes for 5,111 meters. Twenty-two core holes were drilled on the Huevos Verdes North and South veins and two holes were drilled to test a geophysical anomaly close to the Huevos Verdes South vein. Four additional holes (HVD-27 through HVD-30) were drilled to test for a northern extension of the vein system beneath basalt cover, based on the results of the geophysical survey.

     A total of 1,286 diamond drill samples were assayed for gold by Geolab in Argentina and other elements by Geolab Chile. Check assays were completed by Bondar Clegg and Alex Stewart Labs.

     Of the 22 holes which targeted the vein, all successfully intersected the mineralized vein structure, and 12 intercepted significant values in gold and silver (up to 7.49 g/t Au and 822 g/t Ag over 3.0 m true thickness in hole HVD-11, see table below). Significantly, hole HVD-13 shows the vein to extend to at least 250 m beneath the post-Jurassic paleosurface. The overall drill pattern shows the two vein segments (Huevos Verdes North and Huevos Verdes South) to have a minimum combined strike length of 2.25km. Drill holes HVD-2, -5, -8 and -18 successfully expanded known extent of the Huevos Verdes South ore shoot to the north and south. Drill holes HVD-7 and -23 and HVD-11, -12, -20 and -22 similarly expand the known extent of the Central ore shoot and North ore shoot, respectively, on the Huevos Verdes North vein segment.

        SIGNIFICANT GOLD AND SILVER INTERCEPTS IN CORE DRILLING AT THE HUEVOS
                 VERDES ZONE, EL PLUMA/CERRO SAAVEDRA, ARGENTINA

---------------------------------------------------------------------------------------------------------------------
                                                                                                            Gold
                                          Intersection      Drilled     True                                Equiv.
Drill          T.D.                       From       To     Interval  Thickness    Gold        Silver       (g/t)
Hole*          (m)      AZ     Angle       (m)       (m)       (m)      (m)        (g/t)       (g/t)       Au+(Ag/50)
---------------------------------------------------------------------------------------------------------------------
HVD-1#         68.62    240     -50        37.7    41.0        3.3      3.02        4.33         408          12.49

includes                                   39.1    40.0        0.9      0.82        5.90         950          24.90
---------------------------------------------------------------------------------------------------------------------
HVD-2         183.61    240     -80       162.8   163.8        1.0      0.79        8.32          10           8.52
---------------------------------------------------------------------------------------------------------------------
HVD-5         151.58    240     -70       135.5   136.3        0.8      0.66       13.77         545          24.67
---------------------------------------------------------------------------------------------------------------------
HVD-7         163.17    240     -70       107.6   108.2        0.6      0.46        1.18         462          10.42
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                                                                            Gold
                                          Intersection      Drilled     True                                Equiv.
Drill          T.D.                       From       To     Interval  Thickness    Gold        Silver       (g/t)
Hole*          (m)      AZ     Angle       (m)       (m)       (m)      (m)        (g/t)       (g/t)       Au+(Ag/50)
---------------------------------------------------------------------------------------------------------------------
HVD-8         245.52    240     -50       187.1   187.6        0.5      0.50       16.10       1400           44.10
---------------------------------------------------------------------------------------------------------------------
HVD-11        160.12    240     -70       106.2   106.6        0.4      0.24        5.52         838          22.28

and                                       117.1   122.1        5.0      3.00        7.49         822          23.93

and                                       133.1   133.9        0.8      0.48       11.20        1040          32.00
---------------------------------------------------------------------------------------------------------------------
HVD-12        251.93    240     -70        88.7    89.1        0.4      0.27        4.26         805          16.10

and                                        92.1    92.7        0.6      0.41        3.06         502          13.10

and                                       207.3   208.8        1.5      1.03        9.09        1331          35.71
---------------------------------------------------------------------------------------------------------------------
HVD-18        142.74    240     -60      120.35   121.3       0.95      0.94        6.49         845          23.39
---------------------------------------------------------------------------------------------------------------------
HVD-19        120.17    240     -60      100.65   101.7       1.05      0.8         7.26        1413          35.52
---------------------------------------------------------------------------------------------------------------------
HVD-20        209.23    240     -70       193.0   193.4        0.4      0.24        4.57         273          10.03
---------------------------------------------------------------------------------------------------------------------
HVD-22        169.58    240     -70       111.8   112.5        0.7      0.49        2.51         342           9.35
---------------------------------------------------------------------------------------------------------------------
HDV-23        129.62    240     -60        97.8   101.1        3.3      2.74        6.78        1099          28.76
---------------------------------------------------------------------------------------------------------------------
* Holes HVD-6, 9, 10, 13, 14, 16, 17, 21, 24, 25, and 26 contain non-significant to anomalous results.
--------------------------------------------------------------------------------------------------------------------
# Approximate twin of reverse-circulation hole EP-39.
--------------------------------------------------------------------------------------------------------------------

     The following is quoted from MHC's program report to Minera Andes Inc.:

     "The Huevos Verdes vein system has sufficient drilling density to be confidently defined as an open-ended, 2.25 kilometer long structure. It consists of two principal vein segments, Huevos Verdes North (1.7 kilometers long) and Huevos Verdes South (0.55 kilometers long) separated by a west-northwest trending dilation zone.

     Diamond drilling has proven an additional 150 meters of strike length to the Huevos Verdes South ore shoot and increased the known depth to mineralization in the southeast. Drill holes at 140 to 200 meters depth indicate that the central sector of the shoot pinches with depth and is below the lower limit of the precious metals horizon.

     In the Huevos Verdes North vein, diamond drilling has defined two ore shoots, the larger Huevos Verdes North and more restricted Huevos Verdes Central. At the northwestern end of the Huevos Verdes North shoot the limit between precious metal and base metal horizons is seen between 180 and 250 meters below the palaeosurface".

     Additionally, forty-five line kilometers of Gradient Array I.P. and 20.25 km of RealSection I.P. were run over an area of basalt cover to the northwest of the main vein at Huevos Verdes. Two strong resistivity anomalies at Pluma South and Pluma West are interpreted as possible subcropping vein. On one of the I.P. anomalies, which extends for 1.6 kilometers directly on strike of Huevos Verdes vein at Pluma South, four holes were drilled through the basalts. Two of these holes intersected quartz veining. Although the vein returned low precious metal values, MHC was encouraged by the apparent continuity of the vein system to the north. Further exploration is required in this area to determine if the main vein was in fact intersected. In addition, a second, 750 meter long geophysical target to the north of Huevos Verdes at Pluma West remains to be tested. This anomaly may reflect a subsurface extension of the high-grade surface veins sampled by Minera Andes in 2000, north of the basalt cover at Pluma West.


     Additionally, MHC completed an exploration program on six areas 15 to 40 km south and west of Huevos Verdes. The program included prospecting, mapping and sampling on six primary target areas recognized from Minera Andes' previous work, as well as work on previously unsampled areas.

     In February 2002 MHC announced a program to develop underground access at Huevos Verdes by constructing two 45-degree decline shafts. Drifts will be developed on the mineralized structure at four levels: 50, 75, 100, and 125 meters of depth (160, 246, 320 and 410 feet, respectively). These horizontal galleries or drifts will then allow underground drilling and exploration to follow the trend of the mineralized structure. Vertical two-compartment shafts will also be built as required for material transport and ventilation. Environmental permitting and engineering studies are underway. MHC has scheduled construction to begin in late summer 2002.

     As part of the ongoing exploration program MHC plans to spend approximately $1.3 million this year on nine targets around the Huevos Verdes high-grade vein discovery. This program will include 3,000 meters (9,840 feet) of drilling, 3,600 meters (11,800 feet) of trenching, as well as geologic mapping, geochemical sampling and detailed topographical work. Geophysical work at the La Rosalia target, south of Huevos Verdes, is also planned.

     4.  EL PLUMA/CERRO SAAVEDRA PROJECT OWNERSHIP

     The El Pluma/Cerro Saavedra Project area is made up of one cateo and 104 manifestations of discovery totaling 88,519 ha. The cateos are located in the western half of the province of Santa Cruz. All of the cateos are controlled 100% by Minera Santa Cruz S.A., a holding and operating company set up under the terms of the agreement with MHC. Any production from these lands may be subject to a provincial royalty. Holding costs for 2002 are estimated to be $50,000.

     In October of 2000, following completion of a 30-day due diligence period under a memorandum of understanding, Mauricio Hochschild & Cia. Ltda. ("MHC") of Lima, Peru exercised an option to enter into a joint venture on the project.

     On March 15, 2001, Minera Andes Inc. signed an option and joint venture agreement with MHC for the exploration and possible development of Minera Andes' 217,000-acre (88,000 hectares) epithermal gold-silver exploration land package at El Pluma/Cerro Saavedra, including Huevos Verdes.

     Under the agreement, MHC can earn a 51 percent ownership in El Pluma/Cerro Saavedra by spending a total of $3 million in three years, and a minimum of $100,000 per year on exploration targets within El Pluma/Cerro Saavedra other than Huevos Verdes, the most advanced prospect. In addition, MHC will make semiannual payments totaling $400,000 per year until pilot plant production is achieved. Lands will be transferred to, and held by a holding and operating company, MSC, which is owned 100 percent by MASA.

     Once MHC vests at 51 percent ownership, Minera Andes will have the option of participating in the development of a pilot production plant that would process a minimum of 50 tons per day (tpd). Minera Andes may participate on either a pro-rata basis, or by choosing to retain a 35 percent "carried" ownership interest.

     Upon the successful completion and operation of the 50 tpd plant, Minera Andes would have the option of participating on a pro-rata basis, or choosing a 15% interest in return to being "carried" to first production of 500 tpd.

     MHC has currently spent $1.4 million of its $3.0 million commitment. It is expected that MHC will complete its $3.0 million investment and vest at 51% in the second half of 2002.

     Total expenditure on the total property package by MHC and the Corporation to December 31, 2001 is $4,552,306, net of the $400,000 in payment received per the joint venture between MHC and the Corporation.

D.   CHUBUT PROJECT PROPERTY SUMMARY
     -------------------------------

     1.  CHUBUT PROJECT LOCATION

     Minera Andes currently holds four cateos and 15 manifestations of discovery in the Precordilleran region of Chubut. These properties are located at moderate elevations (500 to 1500 m above sea level) in western Chubut province in a belt 60 km north and 100 km south of the city of Esquel. Access to the properties is by dirt road and trail.

     2.  CHUBUT PROJECT GEOLOGY

     Jurassic-Cretaceous volcanic terranes have been the focus of exploration in the southern Chilean Cordillera over the past decade. These rocks are potential hosts of epithermal gold and gold rich replacement deposits attested to by the discoveries, in Chile, at Fachinal (epithermal Au-Ag), El Toque (base metal, stratabound replacement deposit with a minor precious metal credit) and, in Argentina, Brancote's recent discovery, the Esquel Project. This high-grade vein system contains an announced resource of plus
     4.2 million ounces of gold, and 7.8 million ounces of silver. In Argentina, rocks of the same age and type occur in both Andean and extra-Andean Patagonia which are relatively unexplored.

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

     Results from the 40-sample reconnaissance program on this property show gold values ranging from below detection limit to 7.9 g/t. Several high values, above 3 g/t gold, are from outcrops and float from multistage epithermal quartz veins. Some of the samples with low gold values show strongly anomalous pathfinder elements such as mercury (in the low 2,000 to 13,000 ppb range) that may indicate higher levels in the gold system. No exploration was done at El Valle in 2001.

     Under an option to purchase agreement (see below) Brancote Holdings PLC has been exploring the Leon, Leleque and Willimanco properties. At Willimanco, restricted outcrops of veins yielded assays of less than 1 g/ton. A Brancote news release from April 25, 2001 commented on their work at Leon and Cordon Leleque as follows: "Field exploration in the Cordon Leleque area, located 50 to 70 kilometers north of the Esquel Gold Project, has resulted in encouraging findings. A broad zone, anomalous in gold and base metals, extends over ten square kilometers. Within Cordon Leleque a number of outcropping epithermal veins have been identified, including one of greater than15 meters width and 300 meters long. These veins show a similar style to those in the Cordon Esquel, with "first pass" grab samples reporting up to 2 g/t gold. Exploration is ongoing in this highly prospective northern area."

     The Corporation had spent $32,823 through December 31, 2001, on the Chubut Project, net of $200,000 in payment received under the option-to-purchase agreement on the properties as discussed below.

     4.  CHUBUT PROJECT OWNERSHIP

     The Corporation currently controls four cateos and 15 manifestations of discovery (totaling 38,420 ha) in Chubut province.


     In August 2000, Minera Andes Inc. and Brancote Holdings PLC subsidiaries signed an agreement to purchase two of Minera Andes' gold exploration properties in Chubut province, southern Argentina.The agreements cover the Willimanco, Leleque and Leon properties. Brancote's Argentine subsidiaries, Minera El Desquite S.A. and Cordon Leleque S.A., have a four-year option to purchase Willimanco and Leleque (and adjoining Leon properties) for a combined total of $1.25 million and a 2% net smelter return royalty. Combined payments are $50,000 upon signing the agreements, and $50,000 after six months. Payments increase to $100,000 every six months until year three, at which time payments increase to $150,000 every six months. Fourth year payments total $450,000 for a total of $1.25 million at the end of four years.

II.  COLOMBIA

Minera Andes Colombia Project consisted of the California Vetas and Mocoa Projects.

The California-Vetas Project comprised a total of 4,739 ha in five exploration licenses located in eastern Santander Department, approximately 55 km northeast of the city of Bucaramanga. Two of the five licenses were purchased by the Corporation and three were held under option-to-purchase agreements.

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

III.     ROMANIA

The Corporation's Romanian gold exploration program consisted principally of the Voia and Ostoros projects.

On March 12, 1999, the Corporation and National Agency for Mineral Resources
(NAMR) representatives signed an exclusive License of Concession For Exploration No. 153 (Voia).The Voia project is located in the Metaliferi Mountains (South Apuseni Mountains) of the Transylvania region of Romania. Through December 31, 2000, the Corporation spent $75,831 on the Voia project.

On March 12, 1999, the Corporation and NAMR signed an Exploration License on the Ostoros concession (License of Concession for Exploration No 152). The Ostoros project (181 sq. km) is located in Harghita County, Romania in the Eastern Carpathian mountains.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Corporation's Common Shares are listed on the Canadian Venture Exchange ("CDNX") under the trading symbol MAI and, since November 5, 1997, the Common Shares have also been traded on the NASD over-the-counter market under the trading symbol MNEAF.

The high and low prices for the Common Shares reported by the CDNX for each of the quarters during the years ended December 31, 2001 and 2000 are set forth in the table below:

                                         High ($Cdn)       Low ($Cdn)

2001     January - March                    0.12             0.06
         April - June                       0.15             0.09
         July - September                   0.13             0.07
         October - December                 0.12             0.06

2000     January - March                    1.00             0.16
         April - June                       0.25             0.15
         July - September                   0.20             0.13
         October - December                 0.15             0.09

The high and low prices for the Common Shares reported for the NASD over-the-counter market for each of the quarters during the years ended December 31, 2001 and December 31, 2000 are set forth in the table below:

                                         High ($US)         Low ($US)

2001     January - March                    0.15             0.05
         April - June                       0.10             0.06
         July - September                   0.09             0.05
         October - December                 0.08             0.03

2000     January - March                    0.75             0.13
         April - June                       0.18             0.11
         July - September                   0.14             0.09
         October - December                 0.11             0.06

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of December 31, 2001, there were approximately 359 holders of Common Shares of the Corporation. No dividends have ever been paid on the Common Shares of the Corporation, and the Corporation intends to retain its earnings for use in the business and does not expect to pay dividends in the foreseeable future.

On November 30, 2000, Degerstrom acquired 1,175,000 special warrants of the Corporation at a price of Cdn$0.20 per special warrant for gross proceeds of Cdn$235,000. Each special warrant entitles the holder to acquire one unit comprising one common share of the Corporation and one non-transferable common share purchase warrant at no additional cost during the period commencing on the closing date, and ending at 4:30 p.m. (Calgary time) on the earlier of: (i) five
(5) business days after the day upon receipt of a notice from the Corporation requesting the exercise of the special warrants; and (ii) November 30, 2002. Each purchase warrant is exercisable into one common share at the price of Cdn$0.20 if exercised on or before 4:30 p.m. (Calgary time) on the first year anniversary of the issuance date or at a price of Cdn$0.25 if exercised on or before 4:30 (Calgary time) on the second year anniversary of the issuance date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Corporation's audited consolidated financial statements and notes thereto for the years ended December 31, 2001 and 2000 which have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Differences from U.S. GAAP are described in Note 12 to the audited consolidated financial statements. The Corporation's financial condition and results of operations are not necessarily indicative of what may be expected in future years.

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

The Corporation's current properties and projects consist of mineral rights and applications for mineral rights covering approximately 163,000 hectares in three Argentine provinces. The lands comprise option-to-purchase contracts, exploration, and mining agreements and direct interests through the Corporation's filings for exploration concessions. The Corporation's properties are all early stage exploration prospects, except for the El Pluma/Cerro Saavedra property, which is an advanced-stage exploration project. No proven or probable reserves have yet been identified. See "Description of Properties."

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

PLAN OF OPERATIONS

The Corporation has budgeted and plans to spend approximately $0.6 million on its mineral property and exploration activities and general and administrative expenses through 2002, with most properties being kept on care and maintenance. See "Description of Properties." In addition, the Corporation's joint venture partner on the El Pluma/Cerro Saavedra and Chubut projects will be spending in excess of $1 million for exploration over the next 12 months. The Corporation's existing funds plus funds from the joint ventures on the El Pluma/Cerro

Saavedra and Chubut projects are estimated by management to be sufficient to finance these activities through 2002. If additional funds are raised during 2002 through the exercise of warrants or options, through a further equity financing, by the sale of property interests or by joint venture financing, additional exploration could be planned and carried out on the Corporation's properties before year-end. If the Corporation were to develop a property or a group of properties beyond the exploration stage, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt, or a combination of equity and debt. The Corporation has no current plan to seek such financing and there is no assurance that such financing, if necessary, would be available to the Corporation on favorable terms.

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

In 2001, the Corporation's net loss was $0.4 million (1 cent per share), compared with a net loss of $1.15 million (4 cents per share) in 2000. The net loss decreased mainly as a result of there being no property write-offs in 2001 versus write-offs in 2000 of $0.5 million. The Corporation also continued the cost cutting program begun in 1999, and further reduced its general and administrative costs from $0.7 million in 2000 to $0.5 million in 2001. Significant savings were achieved in consulting fees, legal and insurance costs, office overhead, telephone and travel costs.

While the Corporation would like to increase its programs in the future, continuing the prospecting, acquisition, exploration and evaluation of property interests that have been its hallmark since its inception, the plans for 2002 will focus on the Santa Cruz, Chubut and San Juan properties. The Corporation expects that both the Chubut projects and the Santa Cruz projects will be further explored by its joint venture partners during 2002. As in the past, if a property or program does not meet the Corporation's requirements in the future, costs associated with abandonment of the property or program will result in a charge to operations. For this reason, the Corporation may incur additional write-offs in future periods, although the amounts of such write-offs are difficult to predict, as they will be determined by the results of future exploration activities.

Mineral property and deferred exploration costs in 2001 amounted to $0.2 million compared to $0.8 million in 2000. The Corporation focused all its available exploration resources on the El Pluma/Cerro Saavedra properties in Santa Cruz province during 2001, and the success of the exploration carried out on these properties over the last few years resulted in the joint venture arrangement which was signed March 15, 2001. The Corporation received mineral property option proceeds of $400,000 from the El Pluma/Cerro Saavedra joint venture in 2001 (zero in 2000) and $150,000 which was the payment from the purchase and sales agreement on the Chubut projects in 2001 (compared with $50,000 in 2000).

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

The Corporation again undertook a review of its exploration properties in 2000, as in prior years, and elected to write-off a total of $0.5 million in deferred costs for the Colombian and Romanian projects. Because of adverse conditions in both these countries, and in the precious mineral exploration industry as a whole, the Corporation terminated its Colombian and Romanian exploration programs and all land agreements at the end of 2000. While the Corporation would like to increase its programs in the future, continuing the prospecting, acquisition, exploration and evaluation of property interests that have been its hallmark since its inception, the plans for 2002 will focus on the Santa Cruz, Chubut and San Juan properties. The Corporation expects that both the Chubut projects and the Santa Cruz projects are to be explored by its joint venture partners during 2002. As in the past, if a property or program does not meet the Corporation's requirements in the future, costs associated with abandonment of the property or program will result in a charge to operations. For this reason, the Corporation may incur additional write-offs in future periods, although the amounts of such write-offs are difficult to predict, as they will be determined by the results of future exploration activities.

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

At December 31, 2001, the Corporation had cash and cash equivalents of $0.1 million, compared to cash and cash equivalents of $0.1 million as of December 31, 2000. Working capital at December 31, 2001 was $30,000 compared with $35,000 at the end of 2000. Net cash used in operating activities during 2001 was $0.4 million compared with $0.8 million in 2000. Investing activities in 2001 provided $0.4 million, compared with $0.7 million used in 2000. This savings is a result of the increase in mineral property proceeds in 2001, coupled with management's decision to conserve the Corporation's resources in this period of low metals prices, and minimizing exploration activities.

The principal financing activity during 2001 was the receipt of net proceeds of $45,800 from the sale of all shares in NADSA and certain unused assets in Argentina to N.A. Degerstrom, Inc.

SUBSEQUENT EVENTS

In early January of 2002 Argentina devalued its currency, which was previously tied to the U.S. dollar at the ratio of one peso equals one U.S. dollar. By February of 2002, the peso was allowed to float freely and in early March of 2002 had reached a ratio of 2.5 pesos to the dollar.

In January 2002, Argentine laws went into effect on all dollar contracts, whereby they were converted to pesos at a ratio of one peso equals one dollar. The Argentina government also put into place laws that prohibit Argentina companies from transferring money out of the country.

The new laws also provide that the parties to an agreement affected by these changes will negotiate a restructuring of their respective obligations, attempting to share in an equitable manner the effects of change in exchange rate within 180 days. If an agreement cannot be reached, the parties can follow mediation procedures in the appropriate tribunals. During the restructuring or mediation procedure the debtor party cannot refuse to make payments and the creditor cannot refuse to accept payment.

The agreements on the Chubut properties are between Argentine subsidiaries of Minera Andes Inc. and Brancote Holdings PLC and are affected by these laws. The agreements are in U.S. dollars and the payment was specified to be made to an account outside the country. The Corporation is currently seeking legal advice inside and out of Argentina, and is not able to ascertain the impact that the law and currency changes in Argentina will have on the Corporation.

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                          PAGE

         Reports of Independent Auditors                                                 33-34

         Consolidated Balance Sheets at December 31, 2001 and 2000                          35

         Consolidated Statements of Operations and Accumulated Deficit
         for the years ended December 31, 2001 and 2000 and for the
         period from July 1, 1994 (commencement) through December 31, 2001                  36

         Consolidated Statements of Mineral Properties and Deferred Exploration
         Costs for the years ended December 31, 2001 and 2000 and for the
         period from July 1, 1994 (commencement) through December 31, 2001                  37

         Consolidated Statements of Cash Flows for the years ended December 31,
         2001 and 2000 and for the period from July 1, 1994
         (commencement) through December 31, 2001                                           38

         Notes to Consolidated Financial Statements                                         39

                                BDO DUNWOODY LLP

AUDITOR'S REPORT

To the Shareholders of Minera Andes Inc.:

We have audited the consolidated balance sheet of Minera Andes Inc. as at December 31, 2001 and the consolidated statements of operations and accumulated deficit, mineral properties and deferred exploration costs and cash flows for the year then ended. We have also audited the consolidated statements of operations and accumulated deficit, mineral properties and deferred exploration costs and cash flows for the period from commencement (July 1, 1994) through December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Minera Andes Inc. as at December 31, 2001 and the results of its operations and its cash flows for the year then ended and for the period from commencement (July 1, 1994) through December 31, 2001 in accordance with Canadian generally accepted accounting principles.

The comparative figures were reported upon by other auditors. Their report covered the year ended December 31, 2000, contained no reservation and was dated March 15, 2001.

                                                       By:/s/  BDO Dunwoody, LLP
                                                           Chartered Accountants
                                                          Vancouver, B.C. CANADA
                                                                   March 6, 2002

COMMENTS BY THE AUDITORS FOR U.S. READERS ON CANADA - U.S. REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Corporation's ability to continue as a going concern such as those described in Note 1 of the consolidated financial statements. Our report to the shareholders dated March 6, 2002, is expressed in accordance with Canadian reporting standards, which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

                                                        By:/s/ BDO Dunwoody, LLP
                                                           Chartered Accountants
                                                          Vancouver, B.C. CANADA
                                                                   March 6, 2002

                           PRICEWATERHOUSECOOPERS LLP

Auditor's Report

To the Shareholders of Minera Andes Inc.:

We have audited the consolidated balance sheet of Minera Andes Inc. and subsidiaries, as at December 31, 2000 and the consolidated statements of operations and accumulated deficit, mineral properties and deferred exploration costs and cash flows for the year then ended and cumulative from July 1, 1994 (commencement) through December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in Canada and the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Minera Andes Inc. and subsidiaries as at December 31, 2000 and the results of their operations and their cash flows for the year then ended and cumulative from July 1, 1994 (commencement) through December 31, 2000 in accordance with Canadian generally accepted accounting principles.

We did not audit the financial statements for the period from July 1, 1994 (commencement) through December 31, 1996. These statements were audited by other auditors whose reports have been furnished to us and which expressed opinions without reservations. Our opinion, insofar as it relates to amounts included for the company for the period from July 1, 1994 (commencement) through December 31, 1996, is based solely on the reports of other auditors.

                                           By:  /s/ "PricewaterhouseCoopers LLP"
                                                --------------------------------
Vancouver, B.C., Canada                         PricewaterhouseCoopers LLP
March 15, 2001                                  Chartered Accountants

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

                                           By:  /s/ "PricewaterhouseCoopers LLP"
                                                --------------------------------
Vancouver, B.C., Canada                         PricewaterhouseCoopers LLP
March 15, 2001                                  Chartered Accountants

                                                  MINERA ANDES INC.
                                         "An Exploration Stage Corporation"
                                             CONSOLIDATED BALANCE SHEETS
                                                   (U.S. Dollars)

                                                                             December 31,   December 31,
                                                                                 2001          2000
                                                                            -------------- --------------
                                               ASSETS

  Current:

        Cash and cash equivalents                                            $     120,985  $   101,818

        Receivables and prepaid expenses                                            17,547       32,439
                                                                            -------------- --------------
                  Total current assets                                             138,532      134,257

  Mineral properties and deferred exploration costs (Note 3)                     3,520,389    3,859,297

  Capital assets, net (Note 4)                                                       9,148       41,063
                                                                            -------------- --------------
                  Total assets                                               $   3,668,069  $ 4,034,617
                                                                            ============== ==============
                                            LIABILITIES
 Current:
        Accounts payable and accruals                                        $       5,269  $    48,512

        Due to related parties (Note 7)                                            103,133       50,307
                                                                            -------------- --------------
                  Total current liabilities                                        108,402       98,819
                                                                            -------------- --------------
  Commitments and contingencies (Notes 1 and 6)

                                        SHAREHOLDERS' EQUITY

  Share capital (Note 5):

        Preferred shares, no par value, unlimited number authorized, none issued

        Common shares, no par value, unlimited number authorized

             Issued 2001--30,046,030 shares
             Issued 2000--30,000,030 shares                                    18,197,422    18,189,864

  Accumulated deficit                                                         (14,637,755)  (14,254,066)
                                                                            -------------- --------------
                  Total shareholders' equity                                    3,559,667     3,935,798
                                                                            -------------- --------------
                  Total liabilities and shareholders' equity                 $  3,668,069   $ 4,034,617
                                                                            ============== ==============

  Approved by the Board of Directors:

        /s/ "Allen V. Ambrose"                       /s/ "Bonnie L. Kuhn"
  ---------------------------------           ---------------------------------
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

                                      MINERA ANDES INC.
                            "An Exploration Stage Corporation"
                 CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                      (U.S. Dollars)

                                                                          Year Ended                Period from
                                                            -------------------------------------   July 1, 1994
                                                                                                   (commencement)
                                                                December 31,         December 31,      through
                                                                   2001                 2000     December 31, 2001
                                                            ------------------   -----------------   ---------------
Administration fees                                         $       25,943         $      24,248      $    230,955

Audit and accounting                                                44,610                61,079           332,832

Consulting fees                                                     43,410                93,760           919,960

Depreciation                                                         4,278                 4,128            58,335

Equipment rental                                                        --                 2,510            21,522

Foreign exchange loss                                                  597                12,340           407,012

Insurance                                                           20,260                56,138           229,974

Legal                                                               66,070               112,074           640,256

Maintenance                                                             --                   549               892

Materials and supplies                                                  --                    --            45,512

Office overhead                                                     65,689                93,543         1,368,278

Telephone                                                           17,418                33,446           355,816

Transfer agent                                                       5,517                13,369            92,480

Travel                                                               4,822                10,472           312,413

Wages and benefits                                                 155,333               143,033         1,200,225

Write-off of deferred costs                                             --               511,018         8,118,123
                                                            ------------------   -----------------   ---------------
Total expenses                                                     453,947             1,171,707        14,334,585

Gain on sale of capital assets                                     (69,584)                   --          (104,588)

Interest income                                                       (674)              (21,062)         (452,471)
                                                            ------------------   -----------------   ---------------
Net loss                                                           383,689             1,150,645        13,777,526

Accumulated deficit, beginning of the period                    14,254,066            12,999,237                --

Share issue costs                                                       --               104,184           843,014

Deficiency on acquisition of subsidiary                                 --                    --            17,215
                                                            ------------------   -----------------   ---------------
Accumulated deficit, end of the period                      $   14,637,755         $  14,254,066      $ 14,637,755
                                                            ==================   =================   ===============
Basic and diluted net loss per common share                 $         0.01         $        0.04
                                                            ==================   =================
Weighted average shares outstanding                             30,038,972            29,467,070
                                                            ==================   =================


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

                                                MINERA ANDES INC.
                                       "An Exploration Stage Corporation"
                                  CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES
                                         AND DEFERRED EXPLORATION COSTS
                                                 (U.S. Dollars)

                                                                 Year Ended
                                                    ----------------------------------------        Period from
                                                                                                    July 1, 1994
                                                                                                    (commencement)
                                                       December 31,          December 31,              through
                                                          2001                   2000             December 31, 2001
                                                    ----------------       ----------------         ------------------
  Administration fees                                $      14,976           $     18,522             $   357,999

  Assays and analytical                                         --                 51,466                 938,822

  Construction and trenching                                    --                     --                 507,957

  Consulting fees                                           20,675                 55,256                 913,549

  Depreciation                                               7,426                 18,721                 168,867

  Drilling                                                      --                198,448                 928,833

  Equipment rental                                              --                    696                 244,068

  Geology                                                    2,328                109,885               2,903,443

  Geophysics                                                    --                     --                 309,902

  Insurance                                                  9,136                 22,406                 238,244

  Legal                                                     28,620                 43,402                 648,405

  Maintenance                                                2,253                  9,473                 159,065

  Materials and supplies                                     2,154                 23,547                 433,478

  Project overhead                                           3,853                  8,345                 295,829

  Property and mineral rights                                4,929                 18,785               1,283,154

  Telephone                                                    311                 22,275                  81,393

  Travel                                                     7,285                 72,756               1,004,395

  Wages and benefits                                       107,146                123,430                 944,970
                                                    ----------------       ----------------         ------------------
  Costs incurred during the period                         211,092                797,413              12,362,373

  Deferred costs, beginning of the period                3,859,297              3,622,902                      --

  Deferred costs, acquired                                      --                     --                 576,139

  Deferred costs written off                                    --               (511,018)             (8,118,123)

  Mineral property option proceeds                        (550,000)               (50,000)             (1,300,000)
                                                    ----------------       ----------------         ------------------
  Deferred costs, end of the period                  $   3,520,389           $  3,859,297             $ 3,520,389
                                                    ================       ================         ==================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (U.S. Dollars)

                                                                                                                Period from
                                                                 Year Ended                                     July 1, 1994
----------------------------------------------------------- --------------------------------------------       (commencement)
                                                                December 31,            December 31,               through
                                                                    2001                    2000              December 31, 2001
                                                            ---------------------    -------------------    ----------------------
Operating Activities:

        Net loss for the period                                       $(383,689)           $(1,150,645)             $(13,777,526)

        Adjustments to reconcile net loss to net cash

        used in operating activities:

           Write-off of incorporation costs                                  --                     --                       665

           Write-off of deferred expenditures                                --                511,018                 8,118,123

           Depreciation                                                   4,278                  4,128                    58,335

           Gain on sale of capital assets                               (69,584)                    --                  (104,588)

           Change in:

               Receivables and prepaid expense                           14,892                   (408)                  (15,561)

               Accounts payable and accruals                            (43,243)              (107,236)                  (13,932)

               Due to related parties                                    52,826                (33,105)                  103,133
                                                            ---------------------    -------------------    ----------------------
        Cash used in operating activities                              (424,520)              (776,248)               (5,631,351)
                                                            ---------------------    -------------------    ----------------------
Investing Activities:

        Incorporation costs                                                   --                     --                     (665)

        Proceeds from sale (purchase) of capital assets                   79,796                (1,853)                 (141,762)

        Mineral properties and deferred exploration                    (203,667)              (778,692)              (12,193,506)

        Proceeds from sale of subsidiaries                                10,000                     --                     9,398

        Mineral property option proceeds                                 550,000                 50,000                 1,300,000
                                                            ---------------------    -------------------    ----------------------
        Cash provided by (used in) investing activities                  436,129              (730,545)              (11,026,535)
                                                            ---------------------    -------------------    ----------------------
Financing Activities:

        Shares and subscriptions issued for cash, less
        issue costs                                                        7,558              1,125,140                16,778,871
                                                            ---------------------    -------------------    ----------------------
        Cash provided by financing activities                              7,558              1,125,140                16,778,871
                                                            ---------------------    -------------------    ----------------------
Increase (decrease) in cash and cash equivalents                          19,167              (381,653)                   120,985

Cash and cash equivalents, beginning of period                           101,818                483,471                        --
                                                            ---------------------    -------------------    ----------------------
Cash and cash equivalents, end of period                              $  120,985           $    101,818             $     120,985
                                                            =====================    ===================    ======================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               MINERA ANDES INC.
                      "An Exploration Stage Corporation"
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (U.S. Dollars)

1.   NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

The Corporation is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At December 31, 2001, the Corporation was in the exploration stage and had interests in properties in three provinces in the Republic of Argentina.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Corporation to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using Canadian generally accepted accounting principles applicable to a going concern. The use of such principles may not be appropriate because, as of December 31, 2001, there was significant doubt that the Corporation would be able to continue as a going concern.

For the year ended December 31, 2001, the Corporation had a loss of $0.4 million and an accumulated deficit of $14.6 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

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

Although the Corporation has taken steps to verify title to mineral properties in which it has an interest, in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee the Corporation's title. Property title may be subject to unregistered prior agreements and noncompliance with regulatory requirements.

2.   SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles. The statements are expressed in United States dollars because the majority of the Corporation's exploration activities are incurred in U.S. dollars.

     a)  Consolidation/Reporting

         These consolidated financial statements include the accounts of Minera Andes Inc., an Alberta Corporation, its wholly-owned subsidiaries, Minera Andes S.A. (MASA) and MASA's 99.99% owned subsidiary, Minera Santa Cruz S.A. (MSC) and NAD S.A. (NADSA), Argentine corporations; and Transylvania Gold S.R.L., (TGS) a Romanian corporation; its 71% owned subsidiary, Minera Providencia

         Inc. (MPI), an Alberta corporation; and MPI's 92% owned Colombian subsidiary, Minera Providencia S.A. All significant intercompany transactions and balances have been eliminated from the consolidated financial statements. No minority interest is reflected for the de minimus 0.01% of MSC owned by an unrelated third party.

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

     i)  Fair Value of Financial Instruments
         The carrying values of cash and cash equivalents, receivables and prepaid expenses, accounts payable and accruals and due to related parties, approximate their fair values. Unless otherwise noted, it is management's opinion that the Corporation is not exposed to significant foreign currency or other risks arising from these financial instruments.

     j)  Accounting for Stock Options
         The Corporation provides the disclosure only requirements for stock options in accordance with the Emerging Issues Committee Abstract 98, "Stock-Based Compensation Plans - Disclosures."

     k)  New Accounting Pronouncement
         Effective January 1, 2000, the Corporation adopted the liability method of accounting for income taxes, following new standards adopted by the Canadian Institute of Chartered Accountants ("CICA"). The adoption of the new standards resulted in no adjustments to opening retained earnings. Under the new standards, future income tax assets and liabilities are determined based on the differences between the tax basis of assets and liabilities and those reported in the financial statements. The future tax assets or liabilities are calculated using the tax rates for the periods in which the differences are expected to be settled. Future tax assets are recognized to the extent that they are considered more likely than not to be realized.

3.   MINERAL PROPERTIES AND DEFERRED EXPLORATION COSTS

At December 31, 2001, the Corporation, through its subsidiaries, held interests in a total of approximately 163,000 hectares of mineral rights and mining lands in three Argentine provinces. Under its present acquisition and exploration programs, the Corporation is continually acquiring additional mineral property interests and exploring and evaluating its properties. If, after evaluation, a property does not meet the Corporation's requirements, then the property and deferred exploration costs are written off to operations. All properties in Argentina are subject to a royalty agreement as disclosed in Note 6. Mineral property costs and deferred exploration costs are as follows:

================ =============== ================= ============== ================= ============== =================

                                                                    Exploration
                                  Carrying Value    Acquisition         and                         Carrying Value
   Province/                       December 31,        Costs          Overhead       Write-Offs      December 31,
    Region          Property           2000            2001             2001            2001             2001
================ =============== ================= ============== ================= ============== =================

                                                 ARGENTINA
---------------- --------------- ----------------- -------------- ----------------- -------------- -----------------
San Juan         Cateos                $  327,235                       $      575             $0        $  327,810
---------------- --------------- ----------------- -------------- ----------------- -------------- -----------------

                 El Pluma               1,670,774            250          (210,839)             0         1,460,185
Santa Cruz
                 --------------- ----------------- -------------- ----------------- -------------- -----------------

                 Cerro Saavedra         1,199,037                            2,927              0         1,201,964
                 --------------- ----------------- -------------- ----------------- -------------- -----------------

                 Cateos                   492,431          1,201             3,975              0           497,607
---------------- --------------- ----------------- -------------- ----------------- -------------- -----------------

Chubut           Cateos                   169,820      (146,522)             9,525              0            32,823
---------------- --------------- ----------------- -------------- ----------------- -------------- -----------------

TOTAL                                  $3,859,297     $(145,071)        $ (193,837)            $0        $3,520,389
================ =============== ================= ============== ================= ============== =================

================ =============== ================= ============== ================= ============== =================
                                                                    Exploration
                                  Carrying Value    Acquisition         and                         Carrying Value
   Province/                       December 31,        Costs          Overhead       Write-Offs      December 31,
    Region          Property           1999            2000             2000            2000             2000
================ =============== ================= ============== ================= ============== =================
                                                     ARGENTINA
---------------- --------------- ----------------- -------------- ----------------- -------------- -----------------
San Juan         Cateos                $  314,661      $   7,007          $  5,567             $0        $  327,235
---------------- --------------- ----------------- -------------- ----------------- -------------- -----------------
                 El Pluma               1,150,159            474           520,141              0         1,670,774
Santa Cruz       --------------- ----------------- -------------- ----------------- -------------- -----------------
                 Cerro Saavedra         1,000,447          3,706           194,884              0         1,199,037
                 --------------- ----------------- -------------- ----------------- -------------- -----------------
                 Cateos                   471,539          7,298            13,594              0           492,431
---------------- --------------- ----------------- -------------- ----------------- -------------- -----------------
Chubut           Cateos                   211,664       (50,000)             8,156              0           169,820
---------------- --------------- ----------------- -------------- ----------------- -------------- -----------------
                                                    COLOMBIA
---------------- --------------- ----------------- -------------- ----------------- -------------- -----------------

Santander and    California-Vetas
Putumayo         Mocoa                    175,137            301             1,996      (177,434)                 0
---------------- --------------- ----------------- -------------- ----------------- -------------- -----------------
                                                      ROMANIA
--------------------------------------------------------------------------------------------------------------------
Hunedoara        Voia
Harghita         Ostoros                  299,295              0            34,289      (333,584)                 0
---------------- --------------- ----------------- -------------- ----------------- -------------- -----------------
TOTAL                                  $3,622,902      $(31,214)          $778,627     $(511,018)        $3,859,297
================ =============== ================= ============== ================= ============== =================

     a)  El Pluma/Cerro Saavedra Projects
         The El Pluma/Cerro Saavedra Project area is made up of one cateo and 104 manifestations of discovery totaling 88,519 ha. The cateos are located in the western half of the province of Santa Cruz. All of the cateos are controlled 100% by Minera Santa Cruz S.A., a holding and operating company set up under the terms of the agreement with MHC. Any production from these lands may be subject to a provincial royalty. Holding costs for 2002 are estimated to be $50,000.

         In October of 2000, following completion of a 30-day due diligence period under a memorandum of understanding, Mauricio Hochschild & Cia. Ltda. ("MHC") of Lima, Peru exercised an option to enter into a joint venture on the project.

         On March 15, 2001, Minera Andes Inc. signed an option and joint venture agreement with MHC for the exploration and possible development of Minera Andes' 217,000-acre (88,000 hectares) epithermal gold-silver exploration land package at El Pluma/Cerro Saavedra, including Huevos Verdes.

         Under the agreement, MHC can earn a 51 percent ownership in El Pluma/Cerro Saavedra by spending a total of $3 million in three years, and a minimum of $100,000 per year on exploration targets within El Pluma/Cerro Saavedra other than Huevos Verdes, the most advanced prospect. In addition, MHC will make semiannual payments totaling $400,000 per year until pilot plant production is achieved. Lands will be transferred to MSC.

         Once MHC vests at 51 percent ownership, Minera Andes will have the option of participating in the development of a pilot production plant that would process a minimum of 50 tons per day (tpd). Minera Andes may participate on either a pro-rata basis, or by choosing to retain a 35 percent "carried" ownership interest. Upon the successful completion and operation of the 50 tpd plant, Minera Andes would have the option of participating on a pro-rata basis, or choosing a 15% interest in return to being "carried" to first production of 500 tpd.

     b)  Chubut Projects

         Minera Andes currently holds four cateos and 15 manifestations of discovery in the Precordilleran region of Chubut. In August 2000, Minera Andes Inc. and Brancote Holdings PLC subsidiaries signed an agreement to purchase two of Minera Andes' Chubut gold exploration properties. The agreements cover the Willimanco, Leleque and Leon properties. Brancote's Argentine subsidiaries have a four-year option to purchase Willimanco and Leleque (and adjoining Leon properties) for a combined total of $1.25 million and a 2% net smelter return royalty. Combined payments are $50,000 upon signing the agreements, and $50,000 after six months. Payments increase to $100,000 every six months until year three, at which time payments increase to $150,000 every six months. Fourth year payments total $450,000 for a total of $1.25 million at the end of four years. All required payments to December 31, 2001 have been received.

     c)  Colombian Projects
         Following a review of the projects in 2000, the Corporation abandoned the Colombian projects with a write-off to operations of $177,434 in 2000.

     d)  Romanian Projects
         Following a review of the projects in 2000, the Corporation abandoned the projects with a write-off to operations of $333,584 in 2000.

     e)  Write-Off of Mineral Property and Deferred Exploration Costs
         The Corporation has acquired exploration concessions, entered into option agreements and contracts, and carried out exploration on certain properties where it has determined that it would be unlikely that additional work would result in the discovery of economic reserves. Accordingly, any acquisition payments and the accumulated cost of exploration on those properties have been written off to operations. These write-offs totaled $511,018 in 2000 (Romania and Colombia).

4.   CAPITAL ASSETS

                            December 31, 2001             December 31, 2000
                            -----------------             -----------------
                               Accumulated                   Accumulated
                     Cost     Depreciation    Net     Cost   Depreciation   Net
                     ----     ------------    ---     ----   ------------    ---

Vehicles           $29,296      $24,541     $4,755  $163,151   $130,758  $32,393
Office Equipment    27,724       23,331      4,393    27,722     19,052    8,670
                   -------      -------     ------  --------   --------  -------
                   $57,020      $47,872     $9,148  $190,873   $149,810  $41,063
                   =======      =======     ======  ========   ========  =======

5.   SHARE CAPITAL

     a)  Authorized
         The Corporation has authorized capital of an unlimited number of common shares, with no par value, and an unlimited number of preferred shares, with no par value.

         At December 31, 2001, the Corporation has one stock option plan. The aggregate number of shares to be delivered upon the exercise of all options granted under the plan shall not exceed 10% of the Corporation's issued and outstanding Common Shares, up to a maximum of 6,000,000 shares. The options vest immediately and are exercisable over terms of up to a maximum of five years.

     b)  Issued, Allotted and/or Subscribed:

                                                                                    Number
                                                                                  of Shares               Amount
                                                                                  ---------               -------
Common shares issued:
  Issued for cash on incorporation                                                          1           $         1
  Issued for acquisition of subsidiaries                                            4,000,000               575,537
  Subscriptions received for private placement                                              0                57,069
                                                                                   ----------           -----------
Balance, December 31, 1994                                                          4,000,001               632,607
  Issued for cash (Cdn$0.10 each)                                                   1,000,000                70,850
  Issued for cash (Cdn$0.40 each)                                                   2,345,094               669,058
  Issued for cash (Cdn$1.00 each)                                                   3,031,000             2,237,071
  Issued for finder's fee                                                             150,000                     0
  Issued for services                                                                 168,000                     0
  Issued for subsidiary                                                               336,814                     0
  Subscriptions applied                                                                     0               (57,069)
                                                                                   ----------           -----------
Balance, December 31, 1995                                                         11,030,909             3,552,517
  Issued for cash (Cdn$1.50 each)                                                   1,433,333             1,535,553
  Issued for broker special warrants                                                   90,400                     0
  Issued for cash (Cdn$3.42 each)                                                     877,194             2,174,388
  Issued to N.A. Degerstrom, Inc.:
    For cash (Cdn$1.44 each)                                                          500,000               514,608
    For cash on exercise of warrants (Cdn$1.75 each)                                  500,000               625,392
  Issued for cash on exercise of warrants (Cdn$1.80 each)                              67,500                89,220
  Subscriptions received for private placement                                              0             4,873,336
                                                                                   ----------           -----------
Balance, December 31, 1996                                                         14,499,336            13,365,014
  Issued for cash on exercise of warrants (Cdn$1.80 each)                           1,271,233             1,689,102
  Issued for cash (private placement-Cdn$2.10 each)                                 3,370,481             4,873,336
  Subscriptions applied                                                                     0           (4,873,336)
  Issued for cash on exercise of options (Cdn$1.44 each)                               75,000                78,146
                                                                                   ----------           -----------
Balance, December 31, 1997                                                         19,216,050            15,132,262
  Issued for cash on exercise of warrants (Cdn$1.60 each)                             720,383               806,136
  Issued for cash on exercise of options (Cdn$1.15 each)                               15,000                11,936
  Issued for cash on exercise of warrants (Cdn$1.53 each)                             438,597               464,332
                                                                                   ----------           -----------
Balance, December 31, 1998                                                         20,390,030            16,414,666
 Issued for cash (by prospectus Cdn$0.25)                                           3,214,540               545,874
  Issued for broker's fees                                                            128,582                     0
                                                                                   ----------           -----------
Balance, December 31, 1999                                                         23,733,152            16,960,540
  Issued for cash (by prospectus Cdn$0.25)                                          5,985,460             1,032,973
  Issued for broker's fees                                                            191,418                     0

                                                                                    Number
                                                                                  of Shares                Amount
                                                                                  ---------                -------
  Issued for cash on exercise of options (Cdn$0.55)                                    90,000                34,109
  Subscriptions received for private placement                                              0               162,242
                                                                                   ----------           -----------
Balance, December 31, 2000                                                         30,000,030            18,189,864
  Issued for cash on exercise of options (Cdn $0.25 each)                              46,000                 7,558
                                                                                   ----------           -----------
Balance, December 31, 2001                                                         30,046,030           $18,197,422
                                                                                   ==========           ===========

         i) On January 31, 2000, the Corporation raised gross proceeds of Cdn$1,496,365 (US$1,032,973) through a unit offering by way of a Canadian offering with the issuance of 5,985,460 units at a price of Cdn$0.25 per unit. Each unit comprised one common share and one share purchase warrant, which entitled the holder to purchase one further common share at an exercise price of Cdn$0.35 on or before January 31, 2001. In connection with the financing, the Corporation paid a 7.5 percent commission on the gross proceeds and issued Common Shares equal to 4 percent of the units sold (191,418 shares) as additional commission.

         ii) On November 30, 2000, Degerstrom acquired 1,175,000 special warrants of the Corporation at a price of Cdn$0.20 per special warrant for gross proceeds of Cdn$235,000 (US$162,242). Each special warrant entitles the holder to acquire one unit comprised of one common share of the Corporation and one non-transferable common share purchase warrant at no additional cost during the period commencing on the closing date, and ending at 4:30 p.m. (Calgary time) on the earlier of: (i) five (5) business days after the day upon receipt of a notice from the Corporation requesting the exercise of the special warrants; and (ii) November 30, 2002. Each warrant is exercisable into one common share at the price of Cdn$0.20 if exercised on or before 4:30 p.m. (Calgary time) on the first year anniversary of the issuance date or at a price of Cdn$0.25 if exercised on or before 4:30 (Calgary time) on the second year anniversary of the issuance date.

     c)  Stock Options
         A summary of the status of the Corporation's stock option plan as of December 31, 2001 and 2000, and changes during the years ended on those dates is:


                                             2001                               2000
                                             ----                               ----

                                                              (Cdn)                              (Cdn)
                                                            Weighted                           Weighted
                                                               Ave.                               Ave.
                                              Options       Exercise.           Options        Exercise
                                              -------       --------            -------        --------
Outstanding and exercisable at
beginning of year                             2,445,000       $0.44             1,840,000       $0.58

Granted                                           --           --                 870,000       $0.19

Exercised                                      (46,000)       $0.25              (90,000)       $0.55

Forfeited                                     (185,000)       $0.68             (175,000)       $0.59
                                              ---------       -----             ---------       -----

Outstanding and exercisable at end
of year                                       2,214,000       $0.43             2,445,000       $0.44
                                              =========       =====             =========       =====

Weighted average fair value of
options granted during the year                                N/A                              $0.19
                                                                                                =====


         The range of exercise prices is from Cdn$0.16 to Cdn$0.68 with a weighted average remaining contractual life of 2.43 years at December 31, 2001.

         At December 31, 2001, there were options held by directors, officers and employees of the Corporation for the purchase of Common Shares as follows:

         Number of Shares        Exercise Price              Expiry Date
         ----------------        --------------              -----------
              204,000               Cdn$0.25                January 10, 2002
              215,000               Cdn$0.68                March 2, 2003
            1,146,000               Cdn$0.55                June 3, 2004
               29,000               Cdn$0.59                June 3, 2004
              620,000               Cdn$0.16                August 28, 2005
           ----------
            2,214,000
           ==========

     d)  Warrants
         On January 31, 2001 9,200,000 Common Shares at an exercise price of Cdn$0.35 per share expired without being exercised.

         On November 30, 2000, Degerstrom acquired 1,175,000 special warrants of the Corporation at a price of Cdn$0.20 per special warrant for gross proceeds of Cdn$235,000. Each special warrant entitles the holder to acquire one unit comprised of one common share of the Corporation and one non-transferable common share purchase warrant at no additional cost during the period commencing on the closing date, and ending at 4:30 p.m. (Calgary time) on the earlier of: (i) five (5) business days after the day upon receipt of a notice from the Corporation requesting the exercise of the special warrants; and (ii) November 30, 2002. Each purchase warrant is exercisable into one common share at the price of Cdn$0.20 if exercised on or before 4:30 p.m. (Calgary time) on the first year anniversary of the issuance date or at a price of Cdn$0.25 if exercised on or before 4:30 (Calgary time) on the second year anniversary of the issuance date. At December 31, 2001, the 1,175,000 special warrants were outstanding.

6.   AGREEMENTS, COMMITMENTS AND CONTINGENCIES

     a) Mineral rights in Argentina are owned by the federal government and administered by the provinces. The provinces can levy a maximum 3% "mouth of mine" (gross proceeds) royalty. The provinces of Mendoza and Neuqu[eacute]n have waived their right to a royalty. The provinces of Rio Negro, San Juan, Santa Clara and Chubut have not yet established a policy regarding the royalty.

     b) While the operating agreement between the Corporation and N.A. Degerstrom, Inc. (NAD) is in effect (see Note 7a), a net smelter royalty on all existing and future properties is payable to NAD equal to the difference between 3% and any underlying royalties, subject to a maximum of 2% payable to NAD. The Corporation may purchase up to one half of the royalty upon payment of $1,500,000 per percent purchased.

     c) Under the terms of an acquisition agreement dated March 8, 1995, the Corporation may be obligated to issue additional Common Shares as consideration for the acquisition of its subsidiaries. The number of shares that would be issued to NAD upon a property reaching bankable feasibility would be 1,213,409 Common Shares of the Corporation.

     d) The Corporation rents office space in Argentina for US$1,100 per month with a commitment through August 2003.

7.   RELATED PARTY TRANSACTIONS

     a) NAD is the controlling shareholder of the Corporation. Under the terms of an operating agreement between the Corporation and NAD, NAD will operate and manage the exploration program on all properties and provide related off-site administrative assistance, as required. Consideration will be 15% of the costs incurred by NAD on behalf of the Corporation. Costs paid directly by the Corporation are not subject to the fee. Included in the agreement are fixed rental rates for equipment owned by NAD.
         During the years ended December 31, 2001 and 2000 , administrative fees were paid to NAD of $40,918 and $42,770 on total costs incurred by the Corporation of $305,298 and $460,043, respectively. Equipment rentals of $0 and $3,206 were included in the total costs for 2001 and 2000, respectively.

     b) On November 30, 2000, Degerstrom acquired 1,175,000 special warrants of the Corporation at a price of Cdn$0.20 per special warrant for gross proceeds of Cdn$235,000 (US$162,242) as discussed in footnote 5(d).

     c) During 2001 and 2000, the Corporation incurred the following transactions with related parties: financial consulting to a director and officer totaling $2,100 and $8,155, and legal fees to a firm in which a director and officer is an associate, totaling $11,624 and $44,675, respectively. The above noted transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

     d) During 2001 the Corporation sold all shares of NADSA and certain unused assets in Argentina to NAD for $45,800. The value of the shares sold to NAD ($10,000) was based on the approximate capital required to set up the NADSA corporation. Of the $69,584 gain on sale of capital assets, $27,648 arose on the sale of assets at exchange value to NAD.

8.       INCOME TAXES

Due to the losses incurred by the Corporation, there is no income tax provision or benefit recorded for all periods presented. The net deferred tax asset at December 31, 2001 and 2000 of $1,886,220 and $1,687,000 is comprised only of net operating loss carryforwards which is totally offset by an identical valuation allowance. No deferred tax asset has been recognized due to the uncertainty of future realization.

The Corporation has Canadian non-capital losses available to carry forward to apply against future taxable income of approximately Cdn$4.5 million expiring as follows:

2002  Cdn     $   77,000
2003  Cdn        660,000
2004  Cdn        782,000
2005  Cdn        716,000
2006  Cdn        860,000
2007  Cdn        923,000
2008  Cdn        473,000
              $4,491,000
              ==========

Major items causing the Corporation's effective tax rate to differ from the statutory rate is as follows:

                                                   December 31, 2001                    December 31, 2000
                                                   -----------------                    -----------------

Income tax or benefit at statutory rate        ($161,149)          (42%)           ($483,271)         (42%)

Changes in valuation allowance                   161,149            42%              483,271           42%
                                             --------------    -------------      --------------    -----------

                                                $     --            --%             $     --           --%
                                             ==============    =============      ==============    ===========

9.   COMPARATIVE FIGURES

Certain financial statement line items from prior years have been reclassified to conform with the current year's presentation. These reclassifications had no effect on the net loss and accumulated deficit as previously presented.

10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

As discussed in Note 2, these financial statements are prepared in accordance with Canadian generally accepted accounting principles between Canada and the United States as they apply to these financial statements as follows:

     a) Under Canadian generally accepted accounting principles, no compensation expense is recorded for stock options issued to employees. However, U.S. generally accepted accounting principles require disclosure of compensation expense for the stock option plan as if it had been determined based on the fair market value-based method. The Corporation's net loss for the year and net loss per common share would have been increased to the pro forma amounts below had the market value based method been followed:

                                               2001                2000
                                               ----                ----
         Net loss for the year
         As reported:                        $383,684           $1,150,645
         Pro forma:                          $383,684           $1,238,380

         Net loss per common share
         As reported:                           $0.01                $0.04
         Pro forma:                             $0.01                $0.04

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000:

                                                                       2000
                                                                       ----
         Dividend yield (%)                                              --
         Expected volatility (%)                                        204
         Risk-free interest rates (%)                                  6.08
         Expected lives (years)                                        4.20

     b)  New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board approved for issuance, Statement of Financial Accounting Standards No. 141 ("SFAS no. 141), "Business Combinations." This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS

         No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. The Corporation does not expect the adoption of SFAS No.141 to have a material effect on the Corporation.

         In June 2001, the Financial Accounting Standards Board approved for issuance, Statement of Financial Accounting Standards No. 143 ("SFAS No. 143), "Accounting for Asset Retirement Obligations", which addresses the accounting for legal obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation shall be recognized in the period in which the obligation is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Corporation does not expect adoption of SFAS No. 143 on January 1, 2003 to have a material effect on its financial position or results of operations.

         In August 2001, the Financial Accounting Standards Board approved for issuance, Statement of Financial Accounting Standards No. 144 ("SFAS No. 144), "Accounting for the Impairment and Disposal of Long-lived Assets." SFAS No. 144 was issued to resolve implementation issues that have been created under Statement of Financial Accounting Standards No. 121. Under SFAS No. 144 one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001. The Corporation does not expect adoption of SFAS No. 144 on January
         1, 2002 to have a material effect on the financial position or results of operations.

     c) Compensation Expense Associated with Release of Shares from Escrow Under U.S. GAAP, stock compensation expense is recorded as shares held in escrow become eligible for release based upon the number of shares eligible for release and the market value of the shares at that time. Under Canadian GAAP, no value is attributed to such shares released and no compensation expense is recorded. Shares become eligible for release from escrow based on deferred exploration expenditure in accordance with the Escrow Agreement and with the consent of The Canadian Venture Exchange. During the years ended December 31, 2001 and 2000 and for the period from July 1, 1994 (commencement) through December 31, 2001, the Corporation would have recorded compensation expense of $0, $0 and $6,324,914, respectively, under U.S. GAAP.

     d)  Mineral Properties and Deferred Exploration Costs
         The U.S. Securities and Exchange Commission staff has taken the position that a U.S. registrant without proven and probable economic reserves, in most cases, could not support the recovery of the carrying value of deferred exploration costs. Therefore, the Corporation has presented the effect of expensing all deferred exploration costs as a reconciling item between U.S. and Canadian GAAP.

     e)  Impact on Consolidated Financial Statements
         The impact of the above on the consolidated financial statements is as follows:

                                              Dec. 31, 2001     Dec. 31, 2000
                                              -------------    -----------------
Shareholders' equity, end of period,
per Canadian GAAP                             $   3,559,667      $   3,933,798

Adjustment for acquisition and
deferred exploration costs                       (3,520,389)        (3,708,509)
                                              -------------    -----------------

Shareholders' equity, end of period,
per U.S. GAAP                                 $      39,278      $     225,289
                                         ====================  =================

                                                                                          Period from
                                                                                          July 1, 1994
                                                               Year Ended                (commencement)
                                                               ----------                    through
                                                          Dec. 31,    Dec. 31,              December 31,
                                                           2001         2000                   2001
                                                    ---------------  ------------  -----------------------
Net loss for the period, per Canadian GAAP           $   383,689     $1,150,645            $13,777,526

Adjustment for acquisition of Scotia                          --             --                248,590

Adjustment for compensation expense                           --             --              6,324,914

Adjustment for deferred exploration costs, net          (188,120)       226,441              3,520,389
                                                    -------------    -----------

Net loss for the period, per U.S. GAAP               $   195,569     $1,377,086            $23,871,419
                                                    =============    ===========           ============

Basic and diluted net loss per common share, per
U.S. GAAP                                            $      0.01     $     0.05
                                                    =============    ===========

         During 1995, the Corporation issued 336,814 Common Shares for the acquisition of Scotia. Under U.S. GAAP, these shares would be valued at $248,590, the fair market value of the shares issued. This value, plus the $17,215 of net liabilities of Scotia assumed by the Corporation, would have been recorded as property rights at the acquisition date under U.S. GAAP.


11.      SUBSEQUENT EVENTS

In early January of 2002 Argentina devalued its currency, which was previously tied to the U.S. dollar at the ratio of one peso equals one U.S. dollar. By February of 2002, the peso was allowed to float freely and in early March of 2002 had reached a ratio of 2.5 pesos to the U.S. dollar.

In January 2002, Argentine laws went into effect on all dollar contracts, whereby they were converted to pesos at a ratio of one peso equals one dollar. The Argentina government also put into place laws that prohibit Argentina companies from transferring money out of the country.

The new laws also provide that the parties to an agreement affected by these changes will negotiate a restructuring of their respective obligations, attempting to share in an equitable manner the effects of change in exchange rate within 180 days. If an agreement cannot be reached, the parties can follow mediation procedures in the appropriate tribunals. During the restructuring or mediation procedure the debtor party cannot refuse to make payments and the creditor cannot refuse to accept payment.

The agreements on the Chubut properties are between Argentine subsidiaries of Minera Andes Inc. and Brancote Holdings PLC and are affected by these laws. The agreements are in U.S. dollars and the payment was specified to be made to an account outside the country. The Corporation is currently seeking legal advice inside and out of Argentina, and is not able to ascertain the impact that the law and currency changes in Argentina will have on the Corporation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 24, 2001, PricewaterhouseCoopers LLP, as independent accountants, notified the Corporation it had resigned as the Corporation's independent accountants, following the closure of its Spokane office. The Corporation engaged BDO Dunwoody LLP as its new principal independent accountants effective July 24, 2001.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Information with respect to the directors, executive officers and significant employees of the Corporation is set forth below.

Name                     Age     Positions Held

Allen Ambrose            45      President and Director

Brian Gavin              48      Vice-President of Exploration, Director of MASA

Allan J. Marter          54      Director

Jorge Vargas             60      Director and President of MASA & MSC

Armand Hansen            66      Director

John Johnson Crabb       76      Director

A.D. (Darryl) Drummond   65      Director

Bonnie L. Kuhn           36      Secretary, CFO and Director

Allen Ambrose, President and Director, has 22 years of experience in the mining industry including his position as Exploration Manager with Degerstrom and has been a director of the Corporation since November 1995. Prior to joining Degerstrom in 1988, Mr. Ambrose was a geologist for Cyprus Minerals, Kidd Creek Mines, Molycorp, Boise Cascade and Dennison Mines. Mr. Ambrose has extensive experience in all phases of exploration, project evaluation and project management and has worked as a geologist consultant in the U.S., Venezuela and most recently Argentina. He holds a B. Sc. degree in Geology from Eastern Washington University (EWU). While consulting for Gold Reserve Corporation, he was a co-discoverer of the auriferous massive sulfide exposure that led to their acquisition of the Brisas project in Venezuela. Mr. Ambrose sits on the board of directors of Cadre Resources Ltd. (1994 to present), a company listed on the CDNX with mining interests in Venezuela. Mr. Ambrose sits on the board of trustees for the Northwest Mining Association, a mining industry association of approximately 3,000 members.

Brian Gavin, Vice President of Exploration, Director of MASA, has 22 years of experience in exploration geology. Mr. Gavin has extensive experience in all phases of exploration, project evaluation and project management in the search for precious and base metals, industrial minerals and has worked in the field as project manager and consultant in the U.S., Mexico, Nigeria, Argentina and most recently, in Romania. He holds a B.

Sc. (Honours) degree in Geology from the University of London and M. S. degree in Geology and Geophysics from the University of Missouri. From 1981 to 1993, he was a consultant with Ernest K. Lehman & Associates, which is a geological mining consulting firm. From 1993, he has been employed by Degerstrom. Mr. Gavin also serves as an officer and director of Franconia Minerals Corporation since June 2001.

Allan J. Marter, Director, was Chief Financial Officer of the Corporation from June 1997 to March 2000 and a director of the Corporation since June 1997. On November 9, 1999, he was appointed Vice President and Chief Financial Officer of Golden Star Resources Ltd. Mr. Marter was a financial advisor in the mining industry and Principal of Waiata Resources, from April 1996 to November 9, 1999 and has provided financial advisory services to the Corporation since April 30, 1996. Mr. Marter is a finance professional with 24 years experience in the mining industry. From 1992 through 1996, he was employed as a director of Endeavor Financial Inc., a mining financial advisory firm. Mr. Marter also serves as a director of Addwest Minerals International, Ltd. and Golden Phoenix Minerals Inc.

Jorge Vargas, President and Director of MASA and MSC, received his law degree in 1967 from the National University of Buenos Aires, Argentina. He has been in private practice since 1967. Dr. Vargas also studied mining law at the Law Faculty of the University of Mendoza and was on the organizing committee of the First International Water Rights Conference in Mendoza in 1968. Dr. Vargas is a registered attorney in the provinces of Mendoza and San Juan, and at the Federal level.

Armand Hansen, Director, is currently retired from the position of Vice President of Operations for Degerstrom. He held that position for 19 years and has been a director of the Corporation since November 1995. His responsibilities for Degerstrom included managing 350 employees at various job sites throughout the U.S. and Latin America. Mr. Hansen has 30 years of experience in the mining industry. Mr. Hansen also served as Vice-President and director to Aresco Inc. from 1989 through January 2001, a private company with approximately 35 employees. Aresco is a manufacturing company conducting speciality fabrication of mining equipment.

John Johnson Crabb, Director,graduated from the University of British Columbia in 1951 with a Masters Degree in Geology and has been a director of the Corporation since November 1995. He was a director of Inland Resources, Inc. from 1985 to November 1995. Mr. Crabb was the director of Pegasus Gold Inc. and Vice President of Exploration for Crowsnest Resources Ltd., a wholly owned subsidiary of Shell Canada.

A.D. (Darryl) Drummond, Director, is a Ph.D. and a professional engineer and has been a director of the Corporation since June 1996. He graduated from the University of British Columbia with a B.A.Sc. in Geological Engineering in 1959 and with a M.A.Sc. in 1961. He obtained his Doctorate degree in 1966 from the University of California at Berkeley. As an undergraduate and graduate, he worked with Kennco Explorations (Western) Ltd. during the period 1958 to 1961. He has been associated with the Placer Development Group of Companies since 1963, first with Craigmont Mines Ltd., then Endako Mines and Gibraltar Mines. At the Placer head office since 1967, he initially was a Research Geologist and then Assistant Exploration Manager, Western Canada, for Canex Placer Ltd. During 1977 to 1979, he was Manager of Placer Development y Cia. Ltda. in Santiago, Chile, then returned to the position of Research Geologist with the Technical Services Advisory Group for the Placer Group of Companies in Vancouver. On March 1, 1981, he and David Howard became principals in a mineral exploration management firm called D.D.H. Geomanagement Ltd. with offices in Vancouver, British Columbia. Since 1981, consulting tasks have concentrated on all aspects of mineral deposit evaluation covering precious metal, base metal and industrial mineral types in such countries as Argentina, Canada, Chile, China, Costa Rica, Ecuador, Guyana, Mexico, Philippines, United States of America and Venezuela. He is a member of the Society of Economic Geology and a member of the Geology Section of the Canadian Institute of Mining and Metallurgy. He is the President of D.D.H. Geomanagement from 1981 to the present; director of Cadre Resources Ltd. from November

1994 to February 1995; director of All North Resources Ltd. from May 1995 to July 9, 1996; and director of International All-North Resources Ltd. from July 10, 1996 to December 23, 1998; director of The Quinto Mining Corporation from September 11, 1996 to August 10, 1997; director of Riverdance Resources Corporation from January 1998 to December 15, 1998; director of Kaieteur Resources Corporation from December 23, 1998 to present; director of Saxony Explorations Ltd. from February 2000 to present; and director of Valerie Gold Resources from November 6, 1998 to present.

Bonnie L. Kuhn, Secretary, Chief Financial Officer and Director, has been the Secretary and a director of the Corporation since June 1997. Since July 2001, Ms. Kuhn has been an associate of Field Atkinson Perraton LLP, Barristers and Solicitors. She has been a solicitor with the firm Ogilvie and Company, Barristers and Solicitors, Calgary, Alberta, from January 1994 to December 31, 1998. Ogilvie and Company of Calgary changed its name to Armstrong Perkins Hudson LLP in 1999. From January 1, 1999 to June 2001, Ms. Kuhn was a partner with Armstrong Perkins Hudson. From August 1993 to December 1994, Ms. Kuhn was a Crown prosecutor with the Government of Alberta, Department of Justice. Ms. Kuhn is a member of the Law Society of Alberta and the Canadian Bar Association. She obtained her LLB from the University of Manitoba in 1989. Ms. Kuhn was a director of Talon Petroleums Ltd., an oil and gas exploration company, from September 1997 to September 1999. Ms. Kuhn is currently a director of Tajzha Ventures Ltd., an oil and gas exploration company, and is an officer and director of Franconia Minerals Corporation.

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

ITEM 10.  EXECUTIVE COMPENSATION

Summary of Executive Compensation. The following table sets forth compensation paid, directly or indirectly, by Minera Andes during the last fiscal year for services rendered by Allen Ambrose, President, and Brian Gavin, Vice President of Exploration ("Named Executive Officers").

                               SUMMARY COMPENSATION TABLE

                               Annual Compensation        Long Term Compensation
                               -------------------        ----------------------

                                         Other Annual
                               Salary    Compensation
                    Fiscal     ------    ------------      Securities Underlying
                     Year        ($)          ($)            Options/SARs (#)
                     ----        ---          ---            ----------------

Allen Ambrose (1)    2001        87,444       9,767                   --
President            2000        87,404       9,164 (2)             100,000
                     1999        92,302       8,960                 210,000 (4)

Brian Gavin (1)      2001        87,444       9 767                   --
Vice President of    2000        87,404       9,164 (3)             100,000
Exploration          1999       105,502       9,620                 210,000 (4)

Notes:

(1) Allen Ambrose and Brian Gavin, as employees of Degerstrom, provided services under the Operating Agreement (See "Description of the Business") which services were invoiced to the Corporation under the Operating Agreement.

(2) During the 2001 fiscal year, the following benefits were provided to Mr. Ambrose by Degerstrom and invoiced to the Corporation:
        401K Base                $2,616
        401K Match               $1,744
        Medical Insurance        $5,407

(3) During the 2001 fiscal year, the following benefits were provided to Mr. Gavin by Degerstrom and invoiced to the Corporation:
        401K Base                $2,616
        401K Match               $1,744
        Medical Insurance        $5,407

(4)  During 1999, 190,000 of these options granted in prior years were canceled.

Stock Options Granted in 2001. There were no stock options granted to the Named Executives during the year ended December 31, 2001.

Aggregated Option Exercises. The following table sets forth certain information concerning the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2001. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of the Corporation's Common Shares as of December 31, 2001.

                          FISCAL YEAR-END OPTION VALUES

                                                                    Value of Unexercised
                 Shares               Number of Unexercised        In-the-Money Options at
                acquired   Value     Options at Fiscal Year       Fiscal Year-End ($)(1)(2)
                  on                 ----------------------       -------------------------
               Exercise   Realized   Exercisable  Unexercisable   Exercisable  Unexercisable
               --------   --------   -----------  -------------   -----------  -------------

Allen Ambrose     0          $0         340,000        0               $0          $0

Brian Gavin       0          $0         340,000        0               $0          $0

Notes:

(1) None of the options were in-the-money as of December 31, 2001. On December 31, 2001 the closing price of the Common Shares on The Canadian Venture Exchange was Cdn$0.12.

(2) The currency exchange rate applied in calculating the value of unexercised in-the-money options was the late New York trading rate of exchange for December 31, 2001 as reported by the Wall Street Journal for conversion of United States dollars into Canadian dollars was U.S. $1.00 = Cdn$1.59 or Cdn$1.00 = U.S. $0.63.

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

At December 31, 2001, 3,560,000 options were available for grant under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership, as of March 15, 2002, of the Common Shares by (i) each person known by the Corporation to own beneficially more than 5% of the Common Shares, (ii) each director of the Corporation, (iii) the Named Executive Officers (iv) all directors and executive officers as a group. Except as otherwise noted, the Corporation believes the persons listed below have sole investment and voting power with respect to the Common Shares owned by them.

                                            Shares
                                          Beneficially        Percentage of
Name and Address                            Owned (1)         Common Shares (1)
----------------                            ---------         -----------------

Named Executive Officers and Directors
Allen Ambrose                              457,200 (2)             1.50%
3303 North Sullivan Road
Spokane, WA 99216

Armand Hansen                              311,000 (3)             1.03%
3303 North Sullivan Road
Spokane, WA 99216

John Johnson Crabb                         210,000 (3)             0.69%
3303 North Sullivan Road
Spokane, WA 99216

Brian Gavin                                460,400 (2)             1.52%
3303 North Sullivan Road
Spokane, WA 99216

A.D. (Darryl) Drummond                     180,000 (3)             0.60%
3303 North Sullivan Road
Spokane, WA 99216

Bonnie L. Kuhn                             131,000 (4)             0.43%
1900, 350 7th Ave. S.W.
Calgary, Alberta T2P 2Y3

Allan J. Marter                            180,000 (3)             0.60%
7721-D S. Curtice Way
Littleton, CO 80120

5% or Greater Shareholders
Neal A. and Joan L. Degerstrom        7,450,000 (5)(6)             23.0%
3303 North Sullivan Road
Spokane, WA 99216

All directors and
executive officers
as a group (7 persons)                   1,929,600 (7)             6.11%

Notes:

(1) Shares which the person or group has the right to acquire within 60 days after March 15, 2002 are deemed to be outstanding in determining the beneficial ownership of the person or group and in calculating the percentage ownership of the person or group, but are not deemed to be outstanding as to any other person or group.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Corporation, MASA, NADSA and Degerstrom are party to an Operating Agreement whereby Degerstrom operates and manages the exploration program relating to the Corporation Claims in return for a management fee and certain other consideration. See "Description of Properties--The Degerstrom Agreement."

Allen Ambrose and Brian Gavin both serve as employees of Degerstrom and receive all of their compensation for management services provided to the Corporation under the Operating Agreement from Degerstrom. Neither Mr. Ambrose nor Mr. Gavin performs any services as employees of Degerstrom other than in their capacities as President and Vice President of Exploration of the Corporation respectively. All of the compensation paid to Messrs. Ambrose and Gavin has been invoiced back to the Corporation by Degerstrom.See "Description of the Business-- Operating Structure" and "Executive Compensation."

During the years ended December 31, 2001 and 2000 , administrative fees were paid to NAD of $40,918 and $42,770 on total costs incurred by the Corporation of $305,298 and $460,043, respectively. Equipment rentals of $0 and $3,206 were included in the total costs for 2001 and 2000, respectively.

During 2001 and 2000, the Corporation incurred the following transactions with related parties: financial consulting to a director and officer totaling $2,100 and $8,155, and legal fees to a firm in which a director and officer is an associate, totaling $11,624 and $44,675, respectively.

During 2001 the Corporation sold all shares of NADSA and certain unused assets in Argentina to NAD for $45,800.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits
        The Exhibits as indexed on pages 58 through 59 of this report are included as part of this Form 10-KSB.

     b) Reports on Form 8-K
        Report dated July 24, 2001 was filed with the Securities and Exchange Commission regarding a change of auditors.

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

4.4 Special Warrant Certificate issued by the Corporation to N.A. Degerstrom, Inc. dated November 30, 2000 (incorporated by reference to
        Exhibit 4.4 to the Form 10-KSB for the fiscal year ended December 31,
        2000).

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

10.7 Letter Agreement(Agua Blanca) between the Corporation and Newcrest Minera Argentina S.A., dated April 4, 1996 (incorporated by reference to Exhibit 10.9 to the Form 10-SB).

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

10.13 Purchase Warrant Indenture between the Corporation and Montreal Trust Company of Canada, dated December 13, 1996(incorporated by reference to Exhibit 10.19 to the Form 10-SB).

10.14 Agreement dated April 30, 1996 between the Corporation and Waiata Resources for the provision of financial advisory services (incorporated by reference to Exhibit 10.20 to the Form 10-SB).

10.15 Amended Stock Option Plan, dated June 26, 1996, as amended June 26, 1998, as amended June 23, 2000 (incorporated by reference to Exhibit
        10.15 to the Form 10-KSB for the fiscal year ended December 31,
        2000).

10.16 Limited Liability Company Agreement (Arroyo Verde) dated October 23, 1997 between the Corporation and Pegasus Gold International, Inc. (incorporated by reference to Exhibit 10.16 to Form 10-KSB for fiscal year ended December 31, 1997).

10.17 Purchase and Sales Agreement (Chubut cateos, Mina Leon I, Mina Leon II and Leleque) dated August 28, 2000 between Minera Andes S.A. and Cordon Leleque S.A.(incorporated by reference to Exhibit 10.17 to the Form 10-KSB for the fiscal year ended December 31, 2000).

10.18 Purchase and Sales Agreement (Chubut cateos, Willimanco) dated August 28, 2000 between Minera Andes S.A. and Minera El Desquite
        S.A.(incorporated by reference to Exhibit 10.18 to the Form 10-KSB for the fiscal year ended December 31, 2000).

10.19 Option and Joint Venture Agreement (El Pluma/Cerro Saavedra properties) between the Corporation and Mauricio Hochschild & Cia. Ltda. dated March 15, 2001.(incorporated by reference to Exhibit 10.19 to the Form 10-KSB for the fiscal year ended December 31, 2000).

11.1    Statement regarding the computation of per share loss.*

21.1    List of subsidiaries.*

23.1    Consent of PricewaterhouseCoopers LLP*

23.2    Consent of BDO Dunwoody LLP.*

* Exhibits filed herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf be the undersigned, thereunto duly authorized, effective March 29, 2002.

   MINERA ANDES INC.
   Registrant

By: /s/ Allen V. Ambrose
    -------------------------------
    Allen V. Ambrose, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2002                  By: /s/ Allen V. Ambrose
      -----------------------------       --------------------------------------
                                          Allen V. Ambrose, Director

Date: March 29, 2002                  By: /s/ John Johnson Crabb
      -----------------------------       --------------------------------------
                                          John Johnson (Jack) Crabb, Director

Date: March 29, 2002                  By: /s/ A.D. Drummond
      -----------------------------       --------------------------------------
                                          A.D. (Darryl) Drummond, Director

Date: March 29, 2002                  By: /s/ Armand G. Hansen
      -----------------------------       --------------------------------------
                                          Armand G. Hansen, Director

Date: March 29, 2002                  By: /s/ Bonnie L. Kuhn
      -----------------------------       --------------------------------------
                                          Bonnie L. Kuhn, Director, CFO

Date: March 29, 2002                  By: /s/ Allan J. Marter
      -----------------------------       --------------------------------------
                                          Allan J. Marter, Director