Form 10QSB
period 2002-03-31
MINERA ANDES INC /WA
filed 2002-05-15
CIK 1030219

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

  [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

  [_]            TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to ________
                        Commission file Number 000-22731


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Shares outstanding as of April 30, 2002: 30,046,030 shares of common stock, with no par value

Transitional Small Business Disclosure Format (Check One):  Yes [_]     No [X]

================================================================================

                                TABLE OF CONTENTS
                                -----------------


PART I - FINANCIAL INFORMATION

      Item 1   Consolidated Financial Statements .....................         3

      Item 2   Management's Discussion and Analysis of
               Financial Condition and Results of Operations .........         9


PART II - OTHER INFORMATION

      Item 6   Exhibits and Reports on Form 8-K ......................        12


SIGNATURES ...........................................................        13

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                           CONSOLIDATED BALANCE SHEETS
                           (U.S. Dollars - Unaudited)

                                                                          March 31,     December 31,
                                                                            2002            2001
                                                                        ------------    ------------
                                     ASSETS

Current:

          Cash and cash equivalents                                     $    163,225    $    120,985

          Receivables and prepaid expenses                                    32,566          17,547
                                                                        ------------    ------------
                 Total current assets                                        195,791         138,532

Mineral properties and deferred exploration costs                          3,362,956       3,520,389

Capital assets, net                                                            7,494           9,148
                                                                        ------------    ------------
                 Total assets                                           $  3,566,241    $  3,668,069
                                                                        ============    ============

                                  LIABILITIES

Current:

          Accounts payable and accruals                                 $      7,762    $      5,269

          Due to related parties                                             105,364         103,133
                                                                        ------------    ------------
                 Total current liabilities                                   113,126         108,402
                                                                        ------------    ------------

                              SHAREHOLDERS' EQUITY

Share capital                                                             18,197,422      18,197,422

Accumulated deficit                                                      (14,744,307)    (14,637,755)
                                                                        ------------    ------------

                 Total shareholders' equity                                3,453,115       3,559,667
                                                                        ------------    ------------
                 Total liabilities and shareholders' equity             $  3,566,241    $  3,668,069
                                                                        ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (U.S. Dollars - Unaudited)

                                                                                 Period from
                                                    Three Months Ended          July 1, 1994
                                               ----------------------------
                                                                               (commencement)
                                                 March 31,       March 31,         through
                                                   2002            2001        March 31, 2002
                                               ------------    ------------    --------------
Administration fees                            $      6,387    $      5,856    $    237,342

Audit and accounting                                  7,183          27,786         340,015

Consulting fees                                      10,948           8,719         930,908

Depreciation                                            985           1,069          59,320

Equipment rental                                          0               0          21,522

Foreign exchange (gain) loss                         13,432             549         420,444

Insurance                                             1,360           6,300         231,334

Legal                                                10,776          23,074         651,032

Maintenance                                               0               0             892

Materials and supplies                                    0               0          45,512

Office overhead                                       8,171          15,057       1,376,449

Telephone                                             2,444           4,516         358,260

Transfer agent                                        1,097           1,573          93,577

Travel                                                3,138           3,129         315,551

Wages and benefits                                   40,792          36,829       1,241,017

Write-off of deferred costs                               0               0       8,118,123
                                               ------------    ------------    ------------

Total expenses                                      106,713         134,457      14,441,298

Gain on sale of capital assets                            0         (20,108)       (104,588)

Interest income                                        (161)           (249)       (452,632)
                                               ------------    ------------    ------------

Net loss for the period                             106,552         114,100      13,884,078

Accumulated deficit, beginning of the period     14,637,755      14,254,066               0

Share issue costs                                         0               0         843,014

Deficiency on acquisition of subsidiary                   0               0          17,215
                                               ------------    ------------    ------------
Accumulated deficit, end of the period         $ 14,744,307    $ 14,368,166    $ 14,744,307
                                               ============    ============    ============
Basic and diluted net loss per common share    $     (0.004)   $     (0.004)
                                               ============    ============
Weighted average shares outstanding              30,046,030      30,017,408
                                               ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                  CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES
                         AND DEFERRED EXPLORATION COSTS
                           (U.S. Dollars - Unaudited)

                                                                            Period from
                                               Three Months Ended          July 1, 1994
                                          -----------------------------
                                                                          (commencement)
                                            March 31,       March 31,         through
                                              2002            2001        March 31, 2002
                                          ------------    ------------    --------------
Administration fees                       $      4,057    $      4,597     $    362,056

Assays and analytical                                0               0          938,822

Construction and trenching                           0               0          507,957

Consulting fees                                  4,035          10,385          917,584

Depreciation                                       669           2,939          169,536

Drilling                                             0               0          928,833

Equipment rental                                     0               0          244,068

Geology                                          1,125           1,628        2,904,568

Geophysics                                           0               0          309,902

Insurance                                        1,413           2,635          239,657

Legal                                                0          28,426          648,405

Maintenance                                      1,262             761          160,327

Materials and supplies                              53             229          433,531

Project overhead                                   340           1,434          296,169

Property and mineral rights                        982           2,364        1,284,136

Telephone                                            4             272           81,397

Travel                                           1,581           2,397        1,005,976

Wages and benefits                              27,046          30,646          972,016
                                          ------------    ------------     ------------

Costs incurred during the period                42,567          88,713       12,404,940

Deferred costs, beginning of the period      3,520,389       3,859,297                0

Deferred costs, acquired                             0               0          576,139

Deferred costs written off                           0               0       (8,118,123)

Mineral property option proceeds              (200,000)       (250,000)      (1,500,000)
                                          ------------    ------------     ------------
Deferred costs, end of the period         $  3,362,956    $  3,698,010     $  3,362,956
                                          ============    ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. Dollars - Unaudited)

                                                                                                       Period from
                                                                          Three Months Ended          July 1, 1994
                                                                     -----------------------------
                                                                                                     (commencement)
                                                                       March 31,       March 31,         through
                                                                         2002            2001        March 31, 2002
                                                                     ------------    -------------   --------------
Operating Activities

   Net loss for the period                                           $   (106,552)   $   (114,100)   $ (13,884,078)

   Adjustments to reconcile net loss to net cash used in operating activities:

      Write-off of incorporation costs                                          0               0              665

      Write-off of deferred expenditures                                        0               0        8,118,123

      Depreciation                                                            985           1,069           59,320

      Gain on sale of capital assets                                            0         (20,108)        (104,588)

      Change in:

         Receivables and prepaid expense                                  (15,019)        (17,899)         (30,580)

            Accounts payable and accruals                                   2,493          20,011          (11,439)

            Due to related parties                                          2,231         (25,375)         105,364
                                                                     ------------    ------------    -------------
   Cash used in operating activities                                     (115,862)       (156,402)      (5,747,213)
                                                                     ------------    ------------    -------------

Investing Activities

   Incorporation costs                                                          0               0             (665)

   Proceeds from sale (purchase) of capital assets                              0          30,000         (141,762)

   Mineral properties and deferred exploration                            (41,898)        (85,774)     (12,235,404)

   Proceeds from sale of subsidiaries                                           0               0            9,398

   Mineral property option proceeds                                       200,000         250,000        1,500,000
                                                                     ------------    ------------    -------------
   Cash provided by (used in) investing activities                        158,102         194,226      (10,868,433)
                                                                     ------------    ------------    -------------

Financing Activities

   Shares and subscriptions issued for cash,
   less issue costs                                                             0           7,558       16,778,871
                                                                     ------------    ------------    -------------
   Cash provided by financing activities                                        0           7,558       16,778,871
                                                                     ------------    ------------    -------------

Increase in cash and cash equivalents                                      42,240          45,382          163,225

Cash and cash equivalents, beginning of period                            120,985         101,818                0
                                                                     ------------    ------------    -------------
Cash and cash equivalents, end of period                             $    163,225    $    147,200    $     163,225
                                                                     ============    ============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (U.S. Dollars-Unaudited)

1.   Accounting Policies, Financial Condition and Liquidity

The accompanying consolidated financial statements of Minera Andes Inc. (the "Corporation") for the three month periods ended March 31, 2002 and 2001 and for the period from commencement (July 1, 1994) through March 31, 2002 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 2. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 2001 financial information has been derived from the Corporation's audited consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001. The accounting policies set forth in the audited annual consolidated financial statements are the same as the accounting policies utilized in the preparation of these consolidated financial statements, except as modified for appropriate interim presentation.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Corporation to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of March 31, 2002, there was significant doubt that the Corporation would be able to continue as a going concern.

For the three months ended March 31, 2002, the Corporation had a loss of approximately $107,000 and an accumulated deficit of approximately $14.7 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

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

2. Differences Between Canadian and United States Generally Accepted Accounting Principles

Differences between Canadian and U.S. generally accepted accounting principles ("GAAP") as they pertain to the Corporation relate to accounting for loss per share, the acquisition of Scotia Prime Minerals, Incorporated, compensation expense associated with the release of shares from escrow, mineral properties and deferred exploration costs and stock-based compensation and are described in
Note 10 to the Corporation's consolidated financial statements for the year ended December 31, 2001.

The impact of the above on the interim consolidated financial statements is as follows:


                                                      March 31,       Dec. 31,
                                                         2002           2001
                                                     -----------    -----------
Shareholders' equity, end of period, per
Canadian GAAP                                        $ 3,453,115    $ 3,559,667

Adjustment for acquisition and deferred
exploration costs                                     (3,362,956)    (3,520,389)
                                                     -----------    -----------

Shareholders' equity, end of period, per
U.S. GAAP                                            $    90,159    $    39,278
                                                     ===========    ===========

                                                                                    Period from
                                                                                   July 1, 1994
                                                           Three Months Ended
                                                                                  (commencement)
                                                      March 31,      March 31,        through
                                                        2002           2001        March 31, 2002
                                                     -----------    -----------  ------------------
Net loss for the period, per Canadian GAAP           $   106,552    $   114,100      $13,884,078

Adjustment for acquisition of Scotia                           0              0          248,590

Adjustment for compensation expense                            0              0        6,324,914

Adjustment for deferred exploration costs               (157,433)        86,349        3,362,956
                                                     -----------    -----------      -----------

Net loss (income) for the period, per U.S. GAAP      $   (50,881)   $   200,449      $23,820,538
                                                     ===========    ===========      ===========

Net loss (income) per common share, per U.S. GAAP,
basic and diluted                                    $    (0.002)   $     0.007
                                                     ===========    ===========

3.   Basic and Diluted Loss Per Common Share

Basic earnings per share (EPS) is calculated by dividing loss applicable to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. Due to the losses in the 2002 and 2001periods, potentially dilutive securities were excluded from the calculation of diluted EPS, as they were anti-dilutive. Therefore, there was no difference in the calculation of basic and diluted EPS in 2002 and 2001.

4.   Mineral Properties and Deferred Exploration Costs

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

The agreements on the Chubut properties are between Argentine subsidiaries of Minera Andes Inc. and Brancote Holdings PLC ("Brancote") and are affected by these laws. Brancote and the Corporation are not Argentine companies. The agreements are in U.S. dollars and the payment was specified to be made to an account outside the country. The Corporation is currently seeking legal advice inside and out of Argentina, and is not able to ascertain the impact that the law and currency changes in Argentina will have on the Corporation.

Brancote has tendered payment in pesos because all Argentine contracts were converted to pesos, however the Corporation has not taken the money because we are in dispute over the payment in pesos instead of U.S. dollars. Negotiations are ongoing.

In the first quarter 2002, the Corporation received $200,000 from Mauricio Hochschild & Cia. Ltda. under the option and joint venture agreement signed on March 15, 2001, for the exploration and possible development of the Corporation's El Pluma/Cerro Saavedra properties in Santa Cruz Province.

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

Plan of Operations
------------------
The Corporation has working capital of approximately $83,000 sufficient, together with funds from the joint ventures on the El Pluma/Cerro Saavedra and Chubut properties, as estimated by management, to cover its budgeted expenditures for mineral property and exploration activities on its properties in Argentina, and general and administrative expenses through at least the end of 2002.

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

The Corporation has budgeted and plans to spend approximately $450,000 on its mineral property and exploration activities and general and administrative expenses for the balance of the year ending December 31, 2002, with most properties being kept on care and maintenance. While the Corporation's existing funds and estimated receipts under the joint venture should be sufficient, the Corporation will also try to raise additional funding during the next few months in order to continue its operations over the longer term. If additional funds are raised during 2002, through the exercise of warrants or options, through a further equity financing, by the sale of property interests or by joint venture financing, additional exploration could be planned and carried out. If the Corporation were to develop a property or a group of properties beyond the exploration stage, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt, or a combination of equity and debt. The Corporation is working on various plans to obtain such financing but there is no assurance that such financing, would be available to the Corporation on favorable terms.

Results of Operations
---------------------

First quarter 2002 compared with first quarter 2001
The Corporation had a net loss of approximately $107,000 for the first quarter of 2002, almost identical to the net loss of approximately $114,000 for the first quarter of 2001. Total mineral property and deferred exploration costs were only approximately $43,000 (before mineral property option proceeds) during the first quarter of 2002, compared with approximately $89,000 spent in the first quarter of 2001. The Corporation is maintaining its staff in Argentina at minimum levels, while still completing geological consulting contracts on its major property. Expenditures in both periods were focused on the El Pluma/Cerro Saavedra property.

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

At March 31, 2002 the Corporation had cash and cash equivalents of approximately $163,000 compared to approximately $147,000 at March 31, 2001. Working capital at March 31, 2002 was approximately $83,000, sufficient, together with funds from joint ventures on the El Pluma/Cerro Saavedra and Chubut properties, as estimated by management, to cover its budgeted expenditures for mineral property and exploration activities on its properties in Argentina and general and administrative expenses through the end of 2002. The Corporation's operating activities used approximately $0.1 million in the first quarter of 2002 compared with approximately $0.2 million in the first quarter of 2001. Investing activities provided approximately $158,000 (as a result of property option proceeds received in the quarter) in the first quarter of 2002 compared with approximately $194,000 provided in the first quarter of 2001, with focus in both periods being on the El Pluma/Cerro Saavedra property. Cash and cash equivalents increased in the first quarter by approximately $42,000 in 2002 compared with an increase of approximately $45,000 in the same period in 2001.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Corporation to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of March 31, 2002, there was significant doubt that the Corporation would be able to continue as a going concern.

For the three months ended March 31, 2002, the Corporation had a loss of approximately $107,000 and an accumulated deficit of approximately $14.7 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

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

                                     MINERA ANDES INC.

Date: May 10, 2002                   By: /s/ Allen V. Ambrose
      ----------------------             ---------------------------------------
                                         Allen V. Ambrose
                                         President

Date: May 10, 2002                   By: /s/ Bonnie L. Kuhn
      ----------------------             ---------------------------------------
                                         Bonnie L. Kuhn
                                         Chief Financial Officer and Secretary