Form 10QSB
period 2002-06-30
MINERA ANDES INC /WA
filed 2002-08-12
CIK 1030219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
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

(509) 921-7322
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Shares outstanding as of July 30, 2002: 34,534,197 shares of common stock, with no par value

Transitional Small Business Disclosure Format (Check One): Yes  ☐     No  ☒

MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	June 30, 2002 (Unaudited)	December 31, 2001
ASSETS
Current:
Cash and cash equivalents	$329,316	$120,985
Receivables and prepaid expenses	19,139	17,547

Total current assets	348,455	138,532
Mineral properties and deferred exploration costs	3,425,348	3,520,389
Capital assets, net	7,621	9,148
Total assets	$3,781,424	$3,668,069

LIABILITIES
Current:
Accounts payable and accruals	$35,346	$5,269
Due to related parties	26,091	103,133

Total current liabilities	61,437	108,402

SHAREHOLDERS’ EQUITY
Share capital	18,637,339	18,197,422
Accumulated deficit	(14,917,352)	(14,637,755)

Total shareholders’ equity	3,719,987	3,559,667

Total liabilities and shareholders’ equity	$3,781,424	$3,668,069

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(U.S. Dollars—Unaudited)

	Three Months Ended		Six Months Ended		Period from July 1, 1994 (commencement) through June 30, 2002
	June 30, 2001	June 30, 2002	June 30, 2002	June 30, 2001
Administration fees	$6,237	$6,298	$12,624	$12,154	$243,579
Audit and accounting	4,253	4,452	11,436	32,238	344,268
Consulting fees	12,532	8,520	23,480	17,239	943,440
Depreciation	919	1,070	1,904	2,139	60,239
Equipment rental	0	0	0	0	21,522
Foreign exchange (gain) loss	(1,134)	(402)	12,298	147	419,310
Insurance	1,360	6,300	2,720	12,600	232,694
Legal	19,917	14,935	30,693	38,009	670,949
Maintenance	0	0	0	0	892
Materials and supplies	701	0	701	0	46,213
Office overhead	26,119	27,596	34,291	42,653	1,402,569
Telephone	1,991	5,354	4,435	9,870	360,251
Transfer agent	2,155	1,781	3,252	3,354	95,732
Travel	4,999	382	8,136	3,511	320,549
Wages and benefits	39,390	39,587	80,182	76,416	1,280,407
Write-off of deferred costs	0	0	0	0	8,118,123

Total expenses	119,439	115,873	226,152	250,330	14,560,737
Gain on sale of capital assets	0	(11,812)	0	(31,920)	(104,588)
Interest income	(215)	(28)	(376)	(277)	(452,847)

Net loss for the period	119,224	104,033	225,776	218,133	14,003,302
Accumulated deficit, beginning of the period	14,744,307	14,368,166	14,637,755	14,254,066	0
Share issue costs	53,821	0	53,821	0	896,835
Deficiency on acquisition of subsidiary	0	0	0	0	17,215

Accumulated deficit, end of the period	$14,917,352	$14,472,199	$14,917,352	$14,472,199	$14,917,352

Basic and diluted loss per common share	$0.001	$0.01	$0.01	$0.01

Weighted average shares outstanding	30,359,623	30,046,030	30,203,693	30,031,798

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES
AND DEFERRED EXPLORATION COSTS
(U.S. Dollars—Unaudited)

	Three Months Ended		Six Months Ended		Period from July 1, 1994 (commencement) through June 30, 2002
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Administration fees	$3,903	$3,937	$7,960	$8,534	$365,959
Assays and analytical	0	0	0	0	938,822
Construction and trenching	0	0	0	0	507,957
Consulting fees	19,651	2,141	23,686	12,526	937,235
Depreciation	669	1,840	1,338	4,779	170,205
Drilling	0	0	0	0	928,833
Equipment rental	0	0	0	0	244,068
Geology	0	0	1,125	1,628	2,904,568
Geophysics	0	0	0	0	309,902
Insurance	2,159	2,635	3,572	5,270	241,816
Legal	1,192	194	1,192	28,620	649,597
Maintenance	168	741	1,430	1,502	160,495
Materials and supplies	108	1,175	161	1,404	433,639
Project overhead	1,155	434	1,495	1,868	297,324
Property and mineral rights	127	0	1,109	2,364	1,284,263
Telephone	773	20	777	292	82,170
Travel	6,468	2,162	8,049	4,559	1,012,444
Wages and benefits	26,019	24,858	53,065	55,504	998,035

Costs incurred during the period	62,392	40,137	104,959	128,850	12,467,332
Deferred costs, beginning of the period	3,362,956	3,698,010	3,520,389	3,859,297	0
Deferred costs acquired	0	0	0	0	576,139
Deferred costs written off	0	0	0	0	(8,118,123)
Mineral property option proceeds	0	0	(200,000)	(250,000)	(1,500,000)

Deferred costs, end of the period	$3,425,348	$3,738,147	$3,425,348	$3,738,147	$3,425,348

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars—Unaudited)

	Three Months Ended		Six Months Ended		Period from July 1, 1994 (commencement) through June 30, 2002
	June 30, 2002	June 30, 2002	June 30, 2002	June 30, 2001
Operating Activities
Net loss for the period	$(119,224)	$(104,033)	$(225,776)	$(218,133)	$(14,003,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of incorporation costs	0	0	0	0	665
Write-off of deferred costs	0	0	0	0	8,118,123
Depreciation	919	1,070	1,904	2,139	60,239
Gain on sale of capital assets	0	(11,812)	0	(31,920)	(104,588)
Change in:
Receivables and prepaid expense	13,427	(6,225)	(1,592)	(24,124)	(17,153)
Accounts payable and accruals	27,584	(37,268)	30,077	(17,257)	16,145
Due to related parties	(79,273)	76,363	(77,042)	50,988	26,091

Cash used in operating activities	(156,567)	(81,905)	(272,429)	(238,307)	(5,903,780)

Investing Activities
Incorporation costs	0	0	0	0	(665)
Proceeds from sale (purchase) of capital assets	(1,715)	14,980	(1,715)	44,980	(143,477)
Mineral properties and deferred exploration	(61,723)	(38,297)	(103,621)	(124,071)	(12,297,127)
Proceeds from sale of subsidiaries	0	0	0	0	9,398
Mineral property option proceeds	0	0	200,000	250,000	1,500,000

Cash provided by (used in) investing activities	(63,438)	(23,317)	94,664	170,909	(10,931,871)

Financing Activities
Shares and subscriptions issued for cash, less issue costs	386,096	0	386,096	7,558	17,164,967

Cash provided by financing activities	386,096	0	386,096	7,558	17,164,967

Increase (decrease) in cash and cash equivalents	166,091	(105,222)	208,331	(59,840)	329,316
Cash and cash equivalents, beginning of the period	163,225	147,200	120,985	101,818	0

Cash and cash equivalents, end of the period	$329,316	$41,978	$329,316	$41,978	$329,316

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.
“An Exploration Stage Corporation”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars-Unaudited)

1.    Accounting Policies, Financial Condition and Liquidity

The accompanying consolidated financial statements of Minera Andes Inc. (the “Corporation”) for the three month and six month periods ended June 30, 2002 and 2001 and for the period from commencement (July 1, 1994) through June 30, 2002 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 2. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 2001 financial information has been derived from the Corporation’s audited consolidated financial statements.

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

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Corporation to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of June 30, 2002, there was significant doubt that the Corporation would be able to continue as a going concern.

For the six months ended June 30, 2002, the Corporation had a loss of approximately $226,000 and an accumulated deficit of approximately $14.9 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

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

2.    Differences Between Canadian and United States Generally Accepted Accounting Principles

Differences between Canadian and U.S. generally accepted accounting principles (“GAAP”) as they pertain to the Corporation relate to accounting for loss per share, the acquisition of Scotia Prime Minerals, Incorporated, compensation expense associated with the release of shares from escrow, mineral properties and deferred exploration costs and stock-based compensation and are described in Note 10 to the Corporation’s consolidated financial statements for the year ended December 31, 2001.

The impact of the above on the interim consolidated financial statements is as follows:

	June 30, 2002	Dec. 31, 2001
Shareholders’ equity, end of period, per Canadian GAAP	$3,719,987	$3,559,667
Adjustment for acquisition and deferred exploration costs	(3,425,348)	(3,520,389)

Shareholders’ equity, end of period, per U.S. GAAP	$294,639	$39,278

	Three Months Ended		Six Months Ended		Period from July 1, 1994 (commencement) through June 30, 2002
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net loss for the period, per Canadian GAAP	$119,224	$104,033	$225,776	$218,133	$14,003,302
Adjustment for acquisition of Scotia	0	0	0	0	248,590
Adjustment for compensation expense	0	0	0	0	6,324,914
Adjustment for deferred exploration costs, net	62,392	40,137	(95,041)	126,486	3,425,348

Net loss for period, per U.S. GAAP	$181,616	$144,170	$130,735	$344,619	$24,002,154

Net loss per common share, per U.S. GAAP, basic and diluted	$0.01	$0.01	$0.01	$0.01

3.    Changes to Share Capital

On June 25, 2002, the Corporation raised gross proceeds totaling Cdn$662,500 (US$432,498) by way of a private placement through the issuance of 4,416,667 units at a price of Cdn$0.15 per unit. Each unit consists of one common share and one-half common share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.35 for a period of 12 months. Each whole warrant has a forced exercise clause (starting when the units are exercisable), whereby the subscribers must exercise warrants into common shares if the average price of the common shares of the Corporation is equal to or greater than Cdn$0.50 per common share for a period of 30 consecutive trading days. Under the transaction, Haywood Securities Inc. (“Haywood”) acted as the agent and received a 7 percent cash commission. In addition, Haywood received broker warrants equal to 10 percent of the 4,416,667 share private placement. Each broker warrant, upon exercise, will entitle the holder to purchase one common share of the Corporation at a price of Cdn$0.15 for a period of 12 months. The units are subject to a four-month hold period from the date of closing .

In addition, during the quarter ended June 30, 2002 the Corporation issued 71,500 shares for the exercise of stock options and received proceeds of Cdn$11,440 (US$7,419).

4.    Basic and Diluted Loss Per Common Share

Basic earnings per share (EPS) is calculated by dividing loss applicable to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. Due to the losses in the 2002 and 2001 periods, potentially dilutive securities were excluded from the calculation of diluted EPS, as they were anti-dilutive. Therefore, there was no difference in the calculation of basic and diluted EPS in 2002 and 2001.

5.    Mineral Properties and Deferred Exploration Costs

In January 2002, Argentine laws went into effect on all dollar contracts, whereby they were converted to pesos at a ratio of one peso equals one dollar. The Argentine government also put into place laws that prohibit Argentine companies from transferring money out of the country.

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

The agreements on the Chubut properties are between Argentine subsidiaries of Minera Andes Inc. and Brancote Holdings PLC (“Brancote”) and are affected by these laws. Brancote and the Corporation are not Argentine companies. The agreements are in U.S. dollars and the payment was specified to be made to an account outside the country. The Corporation is currently seeking legal advice inside and out of Argentina, and is not able to ascertain the impact that the law and currency changes in Argentina will have on the Corporation.

Brancote has tendered payment in pesos because all Argentine contracts were converted to pesos, however the Corporation has not taken the money because we are in dispute over the payment in pesos instead of U.S. dollars. Negotiations are ongoing.

In the six months ended June 30, 2002, the Corporation received $200,000 from Mauricio Hochschild & Cia. Ltda. under the option and joint venture agreement signed on March 15, 2001, for the exploration and possible development of the Corporation’s El Pluma/Cerro Saavedra properties in Santa Cruz province.

6.    New Accounting Pronouncement

On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

The information in this report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“1934 Act”), and is subject to the safe harbor created by those sections. Factors that could cause results to differ materially from those projected include, but are not limited to, results of current exploration activities, the market price of precious and base metals, the availability of joint venture partners or sources of financing, and other risk factors detailed in the Corporation’s Securities and Exchange Commission filings.

Overview

The principal business of the Corporation is the exploration and development of mineral properties, located primarily in the Republic of Argentina, consisting of mineral rights and applications for mineral rights, covering approximately 163,000 hectares in three provinces in Argentina. The Corporation carries out its business by acquiring, exploring and evaluating mineral properties through its ongoing exploration program. Following exploration, the Corporation either seeks to enter joint ventures to further develop these properties or disposes of them if the properties do not meet the Corporation’s requirements. The Corporation’s properties are all early stage exploration properties and no proven or probable reserves have been identified.

Plan of Operations

The Corporation has working capital of approximately $287,000. Management believes that this will be sufficient, together with funds from the joint ventures on the El Pluma/Cerro Saavedra and Chubut properties, to cover its budgeted expenditures for mineral property and exploration activities on its properties in Argentina, and general and administrative expenses through at least the end of 2002; however, the Corporation believes it may seek to raise additional funds during 2002.

On March 15, 2001, Minera Andes Inc. signed an option and joint venture agreement with Mauricio Hochschild & Cia. Ltda. (Hochschild), Lima, Peru, for the exploration and possible development of Minera Andes’ 217,000-acre (88,000 hectares) epithermal gold-silver exploration land package in southern Argentina. The land package, known as El Pluma/Cerro Saavedra, includes Huevos Verdes, a high-grade gold/silver vein system target, and Minera Andes’ most advanced exploration prospect. Hochschild immediately began exploration work on El Pluma/Cerro Saavedra.

Under the agreement, Hochschild can earn a 51 percent ownership in El Pluma/Cerro Saavedra by spending a total of $3 million in three years, and a minimum of $100,000 per year on exploration targets within El Pluma/Cerro Saavedra other than Huevos Verdes, the most advanced prospect. In addition, Hochschild will make semi-annual payments totaling $400,000 per year until pilot plant production is achieved. To date, the Corporation has received $600,000 in semi-annual payments

The agreement also outlines a business plan for possible mining production based on the positive exploration results achieved to date by Minera Andes at Huevos Verdes.

Once Hochschild vests at 51 percent ownership, Minera Andes will have the option of participating in the development of a pilot production plant that would process a minimum of 50 tons per day (tpd). Minera Andes may participate on either a pro-rata basis, or by choosing to retain a 35 percent “carried” ownership interest. Upon the successful completion and operation of the 50 tpd plant, Minera Andes would have the option of participating on a pro-rata basis, or choosing a 15 percent interest in return to being “carried” to first production of 500 tpd.

The Corporation has budgeted and plans to spend approximately $300,000 on its mineral property and exploration activities and general and administrative expenses for the balance of the year ending December 31, 2002, with most properties being kept on care and maintenance. While the Corporation’s existing funds and estimated receipts under the joint venture should be sufficient, the Corporation will also try to raise additional funding during the next few months in order to continue its operations over the longer term. If additional funds are raised during 2002, through the exercise of warrants or options, through a further equity financing, by the sale of property interests or by joint venture financing, additional exploration could be planned and carried out. If the Corporation were to develop a property or a group of properties beyond the exploration stage, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt, or a combination of equity and debt. The Corporation is working on various plans to obtain such financing but there is no assurance that such financing, would be available to the Corporation on favorable terms.

Results of Operations

Second quarter 2002 compared with second quarter 2001

The Corporation had a net loss of $119,000 for the second quarter of 2002, compared with a net loss of $104,000 for the second quarter of 2001, as the Corporation continued keep costs at reduced levels. Total mineral property and deferred exploration costs were $62,000 during the second quarter of 2002, compared with $40,000 spent in the second quarter of 2001. The Corporation is maintaining its staff in Argentina at minimum levels.

Six months ended June 30, 2002 compared with the six months ended June 30, 2001

The Corporation had a net loss of $226,000 for the six months ended June 30, 2002, compared with a net loss of $218,000 for the comparable period in 2001. Total mineral property and deferred exploration costs for the six months were $105,000 in 2002 and $129,000 in the comparable period of 2001(before mineral property option proceeds). Expenditures in both years were focused on the El Pluma/Cerro Saavedra property. Deferred expenditures related to mineral properties and exploration were $3,425,000 at June 30, 2002, compared with $3,738,000 at June 30, 2001.

Liquidity and Capital Resources

Due to the nature of the mining industry, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future. However, there can be no assurance that the Corporation will be successful with such financings. See “Plan of Operations”.

At June 30, 2002, the Corporation had cash and cash equivalents of $329,000, compared to $42,000 at June 30, 2001. Working capital at June 30, 2002 was $287,000. The Corporation’s operating activities used $272,000 for the first six months of 2002, compared with $238,000 in 2001. Investing activities provided $95,000 in the 2002 period compared with $171,000 in 2001with the receipt of $200,000 in mineral property option proceeds in the first six months of 2002 . The focus in both periods in 2002 and 2001 was on the El Pluma/Cerro Saavedra property. The Corporation’s expenditures are reduced as a result of the Hochschild joint venture option payments to the Corporation for the property.

The Corporations’s financing activities generated net proceeds of $386,000 in the second quarter of 2002, compared to zero in 2001. Cash and cash equivalents increased by $208,000 in the first six months of 2002, due to financing activities (discussed in Note 3), compared to a decrease of $60,000 of in the same period in 2001. The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Corporation to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of June 30, 2002, there was significant doubt that the Corporation would be able to continue as a going concern.

For the six months ended June 30, 2002, the Corporation had a loss of approximately $226,000 and an accumulated deficit of approximately $14.9 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

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

New Accounting Pronouncement

On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

PART II—OTHER INFORMATION

Item 2.    Changes in Securities

On June 25, 2002, the Corporation sold 4,416,667 units to 28 accredited investors for Cdn$0.15 per unit for an aggregate of Cdn$662,500 (US$432,498). Each unit consists of one common share and one-half common share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.35 for a period of 12 months. Each whole warrant has a forced exercise clause (starting when the units are exercisable), whereby the subscribers must exercise warrants into common shares if the average price of the common shares of the Corporation is equal to or greater than Cdn$0.50 per common share for a period of 30 consecutive trading days.

The sale of the units was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D thereof and the rules and regulations thereunder.

Under the transaction, Haywood Securities Inc. (“Haywood”) acted as the agent and received a 7 percent cash commission. In addition, Haywood received broker warrants equal to 10 percent of the 4,416,667 share private placement. Each broker warrant, upon exercise, will entitle the holder to purchase one common share of the Corporation at a price of Cdn$0.15 for a period of 12 months. The units are subject to a four-month hold period from the date of closing.

Item 4.    Submission of Matters to a Vote of Security Holders

a.	The Corporation held its annual general and special meeting of shareholders in Spokane, Washington on June 7, 2002.

b.	The following directors were elected at the meeting: Allen V. Ambrose, John Johnson Crabb, Gary A. Craig, A.D. Drummond, Bonnie L. Kuhn and Allan J. Marter.

c.	The following matters were voted on at the meeting:

Matters	For	Against	Withheld	Abstentions/ Broker Non-Votes
Ordinary resolution setting the number of directors at six (6):	12,370,510	49,700		13,815
Election of directors for the ensuing year to be Allen V. Ambrose, Gary A. Craig, Bonnie L. Kuhn, John Johnson Crabb, A.D. Drummond, and Allan J. Marter	12,389,375		44,650
Appointment of BDO Dunwoody LLP as auditor for the ensuing year at a remuneration to be fixed by the directors:	12,341,210		88,815	4,000

Item 6.    Exhibits and Reports on Form 8-K

a.	Exhibits:

99.1 Officer’s Certificate for Allen V. Ambrose
99.2 Officer’s Certificate for Bonnie L. Kuhn

b.	Reports on Form 8-K: None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERA ANDES INC.

Date: August 7, 2002	By:	/s/ ALLEN V. AMBROSE
Allen V. Ambrose President

Date: August 7, 2002	By:	/s/ BONNIE L. KUHN
Bonnie L. Kuhn Chief Financial Officer and Secretary