Form 10QSB
period 2002-09-30
MINERA ANDES INC /WA
filed 2002-11-14
CIK 1030219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(509) 921-7322
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Shares outstanding as of October 31, 2002: 35,729,197 shares of common stock, with no par value

Transitional Small Business Disclosure Format (Check One): Yes  ☐  No  ☒

MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED BALANCE SHEETS
(U.S. Dollars-Unaudited)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents	$338,862	$120,985
Receivables and prepaid expenses	14,693	17,547

Total current assets	353,555	138,532
Mineral properties and deferred exploration costs	3,286,854	3,520,389
Capital assets, net	6,281	9,148

Total assets	$3,646,690	$3,668,069

LIABILITIES
Current:
Accounts payable and accruals	$19,676	$5,269
Due to related parties	24,932	103,133

Total current liabilities	44,608	108,402

SHAREHOLDERS’ EQUITY
Share capital	18,639,369	18,197,422
Accumulated deficit	(15,037,287)	(14,637,755)

Total shareholders’ equity	3,602,082	3,559,667

Total liabilities and shareholders’ equity	$3,646,690	$3,668,069

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(U.S. Dollars-Unaudited)

	Three Months Ended			Nine Months Ended			Period from July 1, 1994 (commencement) through Sept. 30, 2002
	Sept. 30, 2002		Sept. 30, 2001	Sept. 30, 2002		Sept. 30, 2001
Administration fees	$7,720		$6,268	$20,344		$18,422	$251,299
Audit and accounting	7,475		4,252	18,911		36,490	351,743
Consulting fees	14,092		8,377	37,572		25,616	957,532
Depreciation	920		1,069	2,824		3,208	61,159
Equipment rental	0		0	0		0	21,522
Foreign exchange (gain) loss	10,137		398	22,435		545	429,447
Insurance	1,360		6,300	4,080		18,900	234,054
Legal	12,905		17,275	43,598		55,284	683,854
Maintenance	0		0	701		0	1,593
Materials and supplies	0		0	0		0	45,512
Office overhead	7,732		12,615	42,023		55,268	1,410,301
Telephone	2,327		3,842	6,762		13,712	362,578
Transfer agent	1,638		1,136	4,890		4,490	97,370
Travel	7,894		877	16,030		4,388	328,443
Wages and benefits	40,360		39,542	120,542		115,958	1,320,767
Write-off of deferred costs	0		0	0		0	8,118,123

Total expenses	114,560		101,951	340,712		352,281	14,675,297
Gain on sale of capital assets	0		(37,648)	0		(69,568)	(104,588)
Interest income	(903)		(397)	(1,279)		(674)	(453,750)

Net loss for the period	113,657		63,906	339,433		282,039	14,116,959
Accumulated deficit, beginning of the period	14,917,352		14,472,199	14,637,755		14,254,066	0
Share issue costs	6,278		0	60,099		0	903,113
Deficiency on acquisition of subsidiary	0		0	0		0	17,215

Accumulated deficit, end of the period	$15,037,287		$14,536,105	$15,037,287		$14,536,105	$15,037,287

Basic and diluted net loss per common share	$0.01	*	$0.01 *	$0.01	*	$0.01 *

Weighted average shares outstanding	35,047,458		30,046,030	31,836,024		30,036,594

*Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES
AND DEFERRED EXPLORATION COSTS
(U.S. Dollars-Unaudited)

	Three Months Ended		Nine Months Ended		Period from July 1, 1994 (commencement) through Sept. 30, 2002
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Administration fees	$2,628	$3,906	$10,588	$12,440	$368,587
Assays and analytical	0	0	0	0	938,822
Construction and trenching	0	0	0	0	507,957
Consulting fees	10,796	3,179	34,482	15,705	948,031
Depreciation	420	1,841	1,758	6,620	170,625
Drilling	0	0	0	0	928,833
Equipment rental	0	0	0	0	244,068
Geology	7,125	700	8,250	2,328	2,911,693
Geophysics	0	0	0	0	309,902
Insurance	2,158	2,635	5,730	7,905	243,974
Legal	0	0	1,192	28,620	649,597
Maintenance	104	376	1,534	1,878	160,599
Materials and supplies	258	170	419	1,574	433,897
Project overhead	3,745	544	5,240	2,412	301,069
Property and mineral rights	78	2,565	1,187	4,929	1,284,341
Telephone	154	19	931	311	82,324
Travel	7,762	2,460	15,811	7,019	1,020,206
Wages and benefits	26,278	26,040	79,343	81,544	1,024,313

Costs incurred during the period	61,506	44,435	166,465	173,285	12,528,838
Deferred costs, beginning of the period	3,425,348	3,738,147	3,520,389	3,859,297	0
Deferred costs acquired	0	0	0	0	576,139
Deferred costs written off	0	0	0	0	(8,118,123)
Mineral property option proceeds	(200,000)	(300,000)	(400,000)	(550,000)	(1,700,000)

Deferred costs, end of the period	$3,286,854	$3,482,582	$3,286,854	$3,482,582	$3,286,854

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars-Unaudited)

	Three Months Ended		Nine Months Ended		Period from July 1, 1994 (commencement) through Sept. 30, 2002
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Operating Activities
Net loss for the period	$(113,657)	$(63,906)	$(339,433)	$(282,039)	$(14,116,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of incorporation costs	0	0	0	0	665
Write-off of deferred costs	0	0	0	0	8,118,123
Depreciation	920	1,069	2,824	3,208	61,159
Gain on sale of capital assets	0	(37,648)	0	(69,568)	(104,588)
Change in:
Receivables and prepaid expense	4,446	25,884	2,854	1,760	(12,707)
Accounts payable and accruals	(15,670)	(29,340)	14,407	(46,597)	475
Due to related parties	(1,159)	(49,167)	(78,201)	1,821	24,932

Cash used in operating activities	(125,120)	(153,108)	(397,549)	(391,415)	(6,028,900)

Investing Activities
Incorporation costs	0	0	0	0	(665)
Proceeds from sale (purchases) of capital assets	0	44,799	(1,715)	89,779	(143,478)
Mineral properties and deferred exploration	(61,086)	(42,594)	(164,707)	(166,665)	(12,358,212)
Proceeds from sale of subsidiaries	0	0	0	0	9,398
Mineral property option proceeds	200,000	300,000	400,000	550,000	1,700,000

Cash provided by (used in) investing activities	138,914	302,205	233,578	473,114	(10,792,957)

Financing Activities
Shares and subscriptions issued for cash, less issue costs	(4,248)	0	381,848	7,558	17,160,719

Cash provided by financing activities	(4,248)	0	381,848	7,558	17,160,719

Increase in cash and cash equivalents	9,546	149,097	217,877	89,257	338,862
Cash and cash equivalents, beginning of the period	329,316	41,978	120,985	101,818	0

Cash and cash equivalents, end of the period	$338,862	$191,075	$388,862	$191,075	$338,862

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars-Unaudited)

1.    Accounting Policies, Financial Condition and Liquidity

The accompanying consolidated financial statements of Minera Andes Inc. (the “Corporation”) for the three month and nine month periods ended September 30, 2002 and 2001 and for the period from commencement (July 1, 1994) through September 30, 2002 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 2. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 2001 financial information has been derived from the Corporation’s audited consolidated financial statements.

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

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Corporation to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of September 30, 2002, there was significant doubt that the Corporation would be able to continue as a going concern.

For the nine months ended September 30, 2002 the Corporation had a loss of approximately $339,000 and an accumulated deficit of approximately $15 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

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

2.    Differences Between Canadian and United States Generally Accepted Accounting Principles

Differences between Canadian and U.S. generally accepted accounting principles (“GAAP”) as they pertain to the Corporation relate to accounting for share issue costs, loss per share, non-cash issuance of common shares, the acquisition of Scotia Prime Minerals, Incorporated, compensation expense associated with the release of shares from escrow, mineral properties and deferred exploration costs and stock-based compensation and are described in Note 10 to the Corporation’s consolidated financial statements for the year ended December 31, 2001.

The impact of the above on the interim consolidated financial statements is as follows:

	Sept. 30, 2002	Dec. 31, 2001
Shareholders’ equity, end of period, per Canadian GAAP	$3,602,082	$3,559,667
Adjustment for acquisition and deferred exploration costs	(3,286,854)	(3,520,389)

Shareholders’ equity, end of period, per U.S. GAAP	$315,228	$39,278

	Three Months Ended		Nine Months Ended			Period from July 1, 1994 (commencement) through Sept. 30, 2002
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002		Sept. 30, 2001
Net loss for the period, per Canadian GAAP	$113,657	$63,906	$339,433		$282,039	$14,116,959
Adjustment for acquisition of Scotia	0	0	0		0	248,590
Adjustment for compensation expense	0	0	0		0	6,324,914
Adjustment for deferred exploration costs	(138,494)	(258,130)	(233,535)		(381,644)	$3,286,854

(Profit)/Loss for period, per U.S. GAAP	$(24,837)	$(194,224)	$105,898		$(99,605)	$23,977,317

(Profit)/Loss per common share, per U.S. GAAP, basic and diluted	$(0.01)*	$(0.01)*	$0.01	*	$(0.01)*

* Less than $0.01 per share

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

During the nine months ended September 30, 2002, the Corporation issued 91,500 shares for the exercise of stock options and received proceeds of Cdn$14,640 (US$9,449).

4.    Basic and Diluted Loss Per Common Share

Basic earnings per share (EPS) is calculated by dividing loss applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. Due to the losses in 2002 and 2001, potentially dilutive securities were excluded from the calculation of diluted EPS, as they were anti-dilutive. Therefore, there was no difference in the calculation of basic and diluted EPS in 2002 and 2001.

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

Brancote has tendered payment in pesos because all Argentine contracts were converted to pesos, however the Corporation has not taken the money because we are in dispute over the payment in pesos instead of U.S. dollars. Negotiations are ongoing with Meridian Gold Inc., which acquired Brancote Holdings PLC in July 2002 (see Subsequent Event).

In the nine months ended September 30, 2002, the Corporation received $400,000 from Mauricio Hochschild & Cia. Ltda. under an option and joint venture agreement signed on March 15, 2001, for the exploration and possible development of the Corporation’s El Pluma/Cerro Saavedra properties in Santa Cruz province.

6.    Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141 “Business Combinations” which supersedes APB Opinion No. 16 “Business Combinations” and FASB Statement No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises.” The provisions of this statement require that all business combinations be accounted for using “purchase accounting” and it disallows the use of “pooling of interests” as previously allowed under APB Opinion No. 16 and FASB Statement No. 38. This statement is effective for all business combinations subsequent to June 30, 2001. The adoption of this statement did not have a material effect on the financial statements.

Also in June 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17 “Intangible Assets.” The provisions of this statement changes the unit of account for goodwill and takes a very different approach to how goodwill and other intangible assets are accounted for subsequent to their initial recognition. Because goodwill and some intangible assets will no longer be amortized, the reported amounts of goodwill and intangible assets, as well as total assets, will not decrease at the same time and in the same manner as under previous standards. This statement is effective for all fiscal years beginning subsequent to December 15, 2001. The adoption of this statement did not have a material effect on the financial statements.

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which amends SFAS No. 19. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The requirements of this statement must be implemented for fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The adoption of this statement did not have a material effect on the financial statements.

The FASB also issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. It also amends APB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of this statement did not have a material effect on the financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 that amend SFAS No. 13 are effective for transactions occurring after May 15, 2002 with all other provisions of SFAS No. 145 being required to be adopted by us in our consolidated financial statements for the first quarter of fiscal 2003. Our management currently believes that the adoption of SFAS No. 145 will not have a material impact on our financial statements.

On July 30, 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Our management currently believes that the adoption of SFAS No. 146 will not have a material impact on our financial statements.

In October 2002, the issued SFAS No. 147 – “Acquisitions of Certain Financial Institutions—an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” This Statement was issued to remove the special distinction of financial institution acquisitions from the scope of both SFAS No. 72 and FASB Interpretation No. 9. Thus, the former method of recognizing any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable assets as a unidentifiable intangible asset no longer applies to acquisitions of financials institutions or branches of financial institutions. These acquisitions will be accounted for in accordance with FASB Statements Nos. 141 and 142, which will require the recording of goodwill that is not amortized, but rather tested for impairment. Further this Statement amends SFAS No. 144, to include in its scope long-term customer relationships such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. This statement does not affect the Company.

7.	Stock Options

a.	A summary of the status of the Corporation’s stock option plan as of September 30, 2002 is:

	Options	(Cdn) Weighted Ave. Exercise Price
Outstanding and exercisable at beginning of year	2,214,000	$0.43
Granted	930,000	$0.40
Exercised	(91,500)	$0.16
Forfeited	(204,000)	$0.25

Outstanding at September 30, 2002	2,848,500	$0.44

Weighted average fair value of options granted during the nine months ended September 30, 2002		$0.40

The range of exercise prices is from Cdn$0.16 to Cdn$0.68 with a weighted average remaining contractual life of 2.81 years at September 30, 2002.

At September 30, 2002, there were options held by directors, officers and employees of the Corporation for the purchase of common shares as follows:

Number of Shares	Exercise Price	Expiry Date
215,000	Cdn$0.68	March 2, 2003
1,146,000	Cdn$0.55	June 3, 2004
29,000	Cdn$0.59	June 3, 2004
528,500	Cdn$0.16	August 28, 2005
930,000	Cdn$0.40	June 27, 2007

2,848,500

b.
U.S. generally accepted accounting principles require disclosure of compensation expense for the stock option plan as if it had been determined based on the fair market value-based method. The Corporation’s net loss for the year and net loss per common share would have been increased to the pro forma amounts below had the market value based method been followed:

	2002	2001
Net loss for the year
As reported:	$339,433	$383,684
Pro forma:	$546,108	$383,684

Net loss per common share
As reported:	$0.01	$0.01
Pro forma:	$0.02	$0.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002:

2002
Dividend yield (%)	—
Expected volatility (%)	131
Risk-free interest rates (%)	4.08
Expected lives (years)	2.81

8.	Subsequent Events

a.
On November 12, 2002 N.A. Degerstrom, Inc. exercised 1,175,000 purchase warrants at Cdn$0.25 per warrant for 1,175,000 common shares of the Corporation. The Corporation received gross proceeds of Cdn$293,750 (approximately US$188,000) from this transaction.

The purchase warrants were from a November 30, 2000 private placement whereby N.A. Degerstrom, Inc. acquired 1,175,000 special warrants of the Corporation at Cdn$0.20 per special warrant for gross proceeds of Cdn$235,000 (US$162,242). Each special warrant entitled the holder to acquire one unit comprised of one common share of the Corporation and one non-transferable common share purchase warrant at no additional cost. Each purchase warrant was exercisable into one common share at the price of Cdn$0.20 if exercised on or before 4:30 p.m. (Calgary time) on the first year anniversary of the issuance date or at a price of Cdn$0.25 if exercised on or before 4:30 (Calgary time) on the second year anniversary of the issuance date. On August 22, 2002, the special warrants were exercised to acquire 1,175,000 common shares and 1,175,000 purchase warrants.

b.
The Corporation has negotiated an early buy-out on two separate purchase agreements on the Willimanco and Leleque properties in Chubut province, Argentina. Meridian Gold Inc. will pay US$720,000 and Argentine P$200,000 (approximately US$57,000) to Minera Andes. This transaction is expected to close at the end of November 2002.

In August 2000, Minera Andes and Brancote Holdings PLC signed an agreement in which Brancote had the option to purchase the Willimanco and Leleque properties over four years for a total of US$1.25 million and a 2 percent net smelter return royalty. The properties are located to the immediate north and south, respectively, of Brancote’s Cordon de Esquel exploration target.

Earlier this year, Brancote agreed to a merger with Meridian Gold Inc., in which Meridian would be the surviving entity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements
The information in this report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“A1934 Act”), and is subject to the safe harbor created by those sections. Factors that could cause results to differ materially from those projected include, but are not limited to, results of current exploration activities, the market price of precious and base metals, the availability of joint venture partners or sources of financing, and other risk factors detailed in the Corporation’s Securities and Exchange Commission filings.

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

Plan of Operations
The Corporation has working capital of approximately $309,000. Management believes that this will be sufficient, together with funds from the joint ventures on the El Pluma/Cerro Saavedra and Chubut properties, to cover its budgeted expenditures for mineral property and exploration activities on its properties in Argentina, and general and administrative expenses through at least the end of 2002; however, the Corporation believes it may seek to raise additional funds toward the end of 2002 and the first part of 2003.

On March 15, 2001, Minera Andes Inc. signed an option and joint venture agreement with Mauricio Hochschild & Cia. Ltda. (Hochschild), Lima, Peru, for the exploration and possible development of Minera Andes’ 217,000-acre (88,000 hectares) epithermal gold-silver exploration land package in southern Argentina. The land package, known as El Pluma/Cerro Saavedra, includes Huevos Verdes, a high-grade gold/silver vein system target, and Minera Andes’ most advanced exploration prospect. Hochschild immediately began exploration work on El Pluma/ Cerro Saavedra.

Under the agreement, Hochschild can earn a 51 percent ownership in El Pluma/Cerro Saavedra by spending a total of $3 million in three years, and a minimum of $100,000 per year on exploration targets within El Pluma/Cerro Saavedra other than Huevos Verdes, the most advanced prospect. In addition, Hochschild will make semi-annual payments totaling $400,000 per year until pilot plant production is achieved. To date, the Corporation has received $800,000 in semi-annual payments

The agreement also outlines a business plan for possible mining production based on the positive exploration results achieved to date by Minera Andes at Huevos Verdes.

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

The Corporation has budgeted and plans to spend approximately $175,000 on its mineral property and exploration activities and general and administrative expenses for the balance of the year ending December 31, 2002, with most properties being kept on care and maintenance. While the Corporation’s existing funds and estimated receipts under the joint venture should be sufficient, the Corporation will also try to raise additional funding during the next few months in order to continue its operations over the longer term. If additional funds are raised during 2002, through the exercise of warrants or options, through a further equity financing, by the sale of property interests or by joint venture financing, additional exploration could be planned and carried out. If the Corporation were to develop a property or a group of properties beyond the exploration stage, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt, or a combination of equity and debt. The Corporation is working on various plans to obtain such financing but there is no assurance that such financing, would be available to the Corporation on favorable terms.

Results of Operations

Third quarter 2002 compared with third quarter 2001
The Corporation had a net loss of $114,000 for the third quarter of 2002, compared with a net loss of $64,000 ($0.01 per share) for the third quarter of 2001. Total mineral property and deferred exploration costs were $62,000 during the third quarter of 2002, compared with $44,000 spent in the third quarter of 2001. The Corporation is maintaining its staff in Argentina at minimum levels. During the third quarter in 2002, the Corporation received $200,000 in mineral property option proceeds, compared with $300,000 in the third quarter last year.

Nine months ended September 30, 2002 compared with the nine months ended September 30, 2001
The Corporation had a net loss of $339,000 for the nine months ended September 30, 2002, compared with a net loss of $282,000 for the comparable period in 2001. Total mineral property and deferred exploration costs for the nine months were $166,000 in 2002 and $173,000 in the comparable period of 2001. Expenditures in both years were focused on the El Pluma/Cerro Saavedra property. In the nine months ended September 30, 2002, the Corporation received mineral property option proceeds of $400,000, compared with receipts of $550,000 in the same period last year. Total cumulative deferred expenditures related to mineral properties and exploration were $3,287,000 as of September 30, 2002, compared with $3,483,00 as of September 30, 2001.

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

At September 30, 2002, the Corporation had cash and cash equivalents of $339,000 compared to $121,000 at December 31, 2001. Working capital at September 30, 2002 was $309,000. The Corporation’s operating activities used $398,000 for the first nine months of 2002, compared with $391,000 in 2001. Investing activities provided $234,000 (including mineral property option proceeds) in the 2002 period compared with $473,000 used in 2001. The receipt of $400,000 and $550,000 in mineral property option proceeds in the first nine months of 2002 and 2001 provided this contribution. Mineral property and deferred exploration costs of $165,000 and 167,000 were focused on the El Pluma/Cerro Saavedra property during the nine month periods ended September 30, 2002 and 2001. The Corporation’s expenditures were reduced this year as a result of the Hochschild joint venture on the property.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Corporation to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of September 30, 2002, there was significant doubt that the Corporation would be able to continue as a going concern.

For the nine months ended September 30, 2002, the Corporation had a loss of approximately $339,000 and an accumulated deficit of approximately $15 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

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

Subsequent Events
On November 12, 2002 N.A. Degerstrom, Inc. exercised 1,175,000 purchase warrants at Cdn$0.25 per warrant for 1,175,000 common shares of the Corporation. The Corporation received gross proceeds of Cdn$293,750 (approximately US$188,000) from this transaction.

The purchase warrants were from a November 30, 2000 private placement whereby N.A. Degerstrom, Inc. acquired 1,175,000 special warrants of the Corporation at Cdn$0.20 per special warrant for gross proceeds of Cdn$235,000 (US$162,242). Each special warrant entitled the holder to acquire one unit comprised of one common share of the Corporation and one non-transferable common share purchase warrant at no additional cost. Each purchase warrant was exercisable into one common share at the price of Cdn$0.20 if exercised on or before 4:30 p.m. (Calgary time) on the first year anniversary of the issuance date or at a price of Cdn$0.25 if exercised on or before 4:30 (Calgary time) on the second year anniversary of the issuance date. On August 22, 2002, the special warrants were exercised to acquire 1,175,000 common shares and 1,175,000 purchase warrants.

The Corporation has negotiated an early buy-out on two separate purchase agreements on the Willimanco and Leleque properties in Chubut province, Argentina. Meridian Gold Inc. will pay US$720,000 and Argentine P$200,000 (approximately US$57,000) to Minera Andes. This transaction is expected to close at the end of November 2002.

In August 2000, Minera Andes and Brancote Holdings PLC signed an agreement in which Brancote had the option to purchase the Willimanco and Leleque properties over four years for a total of US$1.25 million and a 2 percent net smelter return royalty. The properties are located to the immediate north and south, respectively, of Brancote’s Cordon de Esquel exploration target.

Earlier this year, Brancote agreed to a merger with Meridian Gold Inc., in which Meridian would be the surviving entity.

Recent Accounting Pronouncements
In June 2001, the FASB issued SFAS No. 141 “Business Combinations” which supersedes APB Opinion No. 16 “Business Combinations” and FASB Statement No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises.” The provisions of this statement require that all business combinations be accounted for using “purchase accounting” and it disallows the use of “pooling of interests” as previously allowed under APB Opinion No. 16 and FASB Statement No. 38. This statement is effective for all business combinations subsequent to June 30, 2001. The adoption of this statement did not have a material effect on the financial statements.

Also in June 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17 “Intangible Assets.” The provisions of this statement changes the unit of account for goodwill and takes a very different approach to how goodwill and other intangible assets are accounted for subsequent to their initial recognition. Because goodwill and some intangible assets will no longer be amortized, the reported amounts of goodwill and intangible assets, as well as total assets, will not decrease at the same time and in the same manner as under previous standards. This statement is effective for all fiscal years beginning subsequent to December 15, 2001. The adoption of this statement did not have a material effect on the financial statements.

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which amends SFAS No. 19. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The requirements of this statement must be implemented for fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The adoption of this statement did not have a material effect on the financial statements.

The FASB also issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. It also amends APB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of this statement did not have a material effect on the financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 that amend SFAS No. 13 are effective for transactions occurring after May 15, 2002 with all other provisions of SFAS No. 145 being required to be adopted by us in our consolidated financial statements for the first quarter of fiscal 2003. Our management currently believes that the adoption of SFAS No. 145 will not have a material impact on our financial statements.

On July 30, 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Our management currently believes that the adoption of SFAS No. 146 will not have a material impact on our financial statements.

In October 2002, the issued SFAS No. 147–“Acquisitions of Certain Financial Institutions—an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” This Statement was issued to remove the special distinction of financial institution acquisitions from the scope of both SFAS No. 72 and FASB Interpretation No. 9. Thus, the former method of recognizing any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable assets as a unidentifiable intangible asset no longer applies to acquisitions of financials institutions or branches of financial institutions. These acquisitions will be accounted for in accordance with FASB Statements Nos. 141 and 142, which will require the recording of goodwill that is not amortized, but rather tested for impairment. Further this Statement amends SFAS No. 144, to include in its scope long-term customer relationships such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. This statement does not affect the Corporation.

Item 3.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Within the 90 days prior to the date of this report, the Corporation carried out an evaluation of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-14(c) and 15d-14(c)) under the supervision and with the participation of the Corporation’s management, including the Corporation’s President and its Chief Financial Officer. Based upon that evaluation, the Corporation’s President and its Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, but are not limited to, controls and procedures designed to ensure that information required to be disclosed in Corporation reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date the Corporation carried out this evaluation.

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

On August 22, 2002, N.A. Degerstrom, Inc. exercised its 1,175,000 Special Warrants of the Corporation to acquire 1,175,000 Common Shares and 1,175,000 Purchase Warrants. Each Purchase Warrant is exercisable into one Common Share of the Corporation at a price of Cdn$0.25 if exercised on or before November 30, 2002.

The transaction was undertaken by way of issuance from treasury pursuant to an exercise of Special Warrants which were acquired on November 30, 2000 in a private placement.

On August 22, 2002, 930,000 stock options were granted to directors, officers and employees of the Corporation.

During the nine months ended September 30, 2002, the Corporation issued 91,500 shares for the exercise of stock options and received proceeds of Cdn$14,640 (US$9,449).

Item	6. Exhibits and Reports on Form 8-K

a.	Exhibits

10.20:	Amendment to the Option and Joint Venture Agreement (El Pluma/Cerro Saavedra properties) between the Corporation and Mauricio Hochschild & Cia. Ltda. of March 15, 2001 dated May 14, 2002.

10.21:	Second Amendment to the Option and Joint Venture Agreement (El Pluma/Cerro Saavedra properties) between the Corporation and Mauricio Hochschild & Cia. Ltda. of March 15, 2001 dated August 27, 2002.

99.1:	Officer’s Certificate for Allen V. Ambrose

99.2:	Officer’s Certificate for Bonnie L. Kuhn

b.
Reports on Form 8-K: A report dated November 5, 2002 was filed with the Securities and Exchange Commission regarding N.A. Degerstrom, Inc.’s sale of 1,175,000 common shares of the Corporation with intention to use proceeds to exercise purchase warrants for 1,175,000 common shares of the Corporation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERA ANDES INC.

Date:	November 12, 2002	By:	/s/ Allen V. Ambrose
Allen V. Ambrose President

Date:	November 12, 2002	By:	/s/ Bonnie L. Kuhn
Bonnie L. Kuhn Chief Financial Officer and Secretary

CERTIFICATION

I, Allen V. Ambrose, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Minera Andes Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	By:	/s/ Allen V. Ambrose
Allen V. Ambrose, President

CERTIFICATION

I, Bonnie L. Kuhn, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Minera Andes Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	By:	/s/ Bonnie L. Kuhn
Bonnie L. Kuhn, CFO and Secretary