Form 10KSB
period 2002-12-31
MINERA ANDES INC /WA
filed 2003-03-31
CIK 1030219

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-22731

MINERA ANDES INC.

(Name of small business issuer in its charter)

Alberta, Canada (State or other jurisdiction of incorporation or organization)	None (I.R.S. Employer Identification No.)

3303 N. Sullivan Road, Spokane, Washington 99216

(Address of principal executive offices)

(509) 921-7322

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common shares without par value	The TSX Venture Exchange

Securities registered under Section 12(g) of the Act:

None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year: Nil

The aggregate market value of the voting stock held by non-affiliates as of March 14, 2003 was $5,636,246.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 14, 2003, the Registrant had 37,009,197 common shares outstanding.

Transitional Small Business Disclosure Format (Check one:)  Yes  ☐  No  ☒

PART I

Preliminary Note Regarding Forward-Looking Statements; Currency Disclosure

This report contains both historical and prospective statements concerning Minera Andes Inc. and its operations. Historical statements are based on events that have already happened; examples include the reported financial and operating results, descriptions of pending and completed transactions, and management and compensation matters. Prospective statements, on the other hand, are based on events that are reasonably expected to happen in the future; examples include the timing of projected operations, the likely effect or resolution of known contingencies or other foreseeable events, and projected operating results. In this report, Minera Andes Inc. is referred to as “Minera Andes”, “we”, “our”, and the “Corporation”.

Prospective statements (which are known as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995) may or may not prove true with the passage of time because of future risks and uncertainties.

All currency amounts in this report are stated in U.S. dollars unless otherwise indicated. On March 14, 2003, the late New York trading rate of exchange, as reported by The Wall Street Journal for conversion of United States dollars into Canadian dollars was U.S.$1.00 = Cdn$1.47 or Cdn$1.00 = U.S $0.68.

ITEM 1. DESCRIPTION OF BUSINESS

Minera Andes Inc. is engaged in the exploration and development of mineral properties located in the Republic of Argentina. Our objective is to identify and acquire properties with promising mineral potential, explore them to an advanced stage or to the feasibility study stage, and then, if warranted, to pursue development of the properties, typically through joint ventures or other collaborative arrangements with partners that have expertise in mining operations.

Our business grew out of a program begun by N.A. Degerstrom, Inc., a contract mining company based in Spokane, Washington (“Degerstrom”), to identify properties in Argentina that possessed promising mineral potential. Based on the study of available remote sensing satellite data and experience gained from drilling work performed by Degerstrom, beginning in 1991 Degerstrom identified a number of areas which it believed had exploration potential and began the process of filing applications for exploration concessions with the provincial governments in Argentina and negotiating option agreements with private landowners. Degerstrom conveyed these property interests to Minera Andes in 1995. See “Description of Properties – The Degerstrom Agreement” and “Management’s Discussion and Analysis or Plan of Operations.”

Our current properties and projects consist of mineral rights and applications for mineral rights covering approximately 198,140 hectares in three Argentine provinces. The lands comprise option-to-purchase contracts, exploration and mining agreements and direct interests through our filings for exploration concessions. Our properties are all early stage exploration prospects except for the El Pluma/Cerro Saavedra property package (known as San José), which is an advanced stage exploration project. No proven or probable reserves have yet been identified. See “Description of Properties.” We have no employees, and are staffed by Degerstrom personnel (three persons) under an operating agreement with Degerstrom.

Operating Structure

Minera Andes is the product of an amalgamation in November 1995 of Minera Andes and Scotia Prime Minerals, Incorporated, a then inactive Alberta corporation which had previously had its Common Shares listed for trading on The Alberta Stock Exchange. Since April 8, 2002 our Common Shares have been listed on the TSX Venture Exchange (“TSX-V”), which replaced The Alberta Stock Exchange. Our interests in Argentinean properties are held through two Argentinean subsidiaries: Minera Andes S.A. (“MASA”) and, until September 2001, NAD S.A. (“NADSA”). MASA was incorporated under the laws of the Republic of Argentina in September 1994. NADSA was incorporated under the laws of the Republic of Argentina in July 1994. In 2001, all of our shares in NADSA were sold to Degerstrom for $10,000. NADSA had only de minimus activity and net assets. In April 2001, we transferred some of our Argentinean properties to Minera Santa Cruz S.A. (“MSC”), a MASA subsidiary.

The corporate structure of Minera Andes is as follows:

MINERA ANDES INC.	95% MINERA ANDES S.A.	99.99% MINERA SANTA CRUZ S.A.
(ALBERTA, CANADA)	(ARGENTINA)	(ARGENTINA)

We hold 19 of the 20 issued and outstanding shares of MASA as well as an irrevocable transferable option to purchase the one remaining MASA share. The single share is held by a natural person shareholder as required by local law. MASA holds 11,990 shares of the 12,000 shares issued and outstanding of Minera Santa Cruz S.A.

Degerstrom provides management services to us and acts as operator of our properties and projects pursuant to an operating agreement entered into in March 1995 (“Operating Agreement”). Under the Operating Agreement, Degerstrom operates and manages the exploration program on all properties and provides related offsite administrative assistance as required. This agreement allows us to minimize overhead by providing for reimbursement to Degerstrom of direct out-of-pocket and certain allocated indirect costs and expenses and the payment of a management fee of 15% of total costs. See “Description of Properties—The Degerstrom Agreement” and “Management’s Discussion and Analysis or Plan of Operations.”

Degerstrom is principally involved in contract mining and road and bridge construction. Degerstrom provides a full range of contract services including geological studies, site drilling, metallurgical analysis, and engineering of pit, process and recovery systems.

Our management office is 3303 North Sullivan Road, Spokane, Washington, 99216, and our principal business address is Coronel Moldes 837/820, (5500) Mendoza, Argentina. Our registered address is 350—7TH Ave. S.W., Calgary, Alberta, T2P 3N9 Canada.

Risks Related to Minera Andes’ Business

Ownership of our Common Shares involves a high degree of risk. Shareholders should consider, among other things, the following factors relating to the our business and properties and our present stage of development:

Risks Inherent in Minerals Exploration. There are a number of uncertainties inherent in any exploration or development program, including location of economic ore bodies, the development of appropriate metallurgical processes, and the receipt of necessary governmental permits. Substantial expenditures may be required to pursue such exploration and, if warranted, development activities. Assuming discovery of an economic ore body and depending on the type of mining operation involved, several years may elapse from the initial stages of development until commercial production is commenced. New projects frequently experience unexpected problems during exploration and development stages and frequently result in abandonment of the properties as potential development projects. Most exploration projects do not result in the discovery of minable deposits of ore. We cannot assure you that our exploration efforts will yield reserves or result in any commercial mining operations.

Many of the properties that we intend to explore in Argentina are the subject of applications for concessions and licenses, many of which have not yet been granted. The filing of an application for a concession grants the holder the exclusive right to obtain the concession conditioned on the outcome of the approval process. In Argentina, the approval process is an administrative procedure under the authority of the province in which the property is located. The process includes a public notice and approval procedure allowing third parties to give notice of opposition or prior claim, if any, before the title to the concession is granted. Although we believe that we have taken all necessary steps with respect to the application, approval and registration process for the property concessions and licenses we have currently applied for and property transactions to which we are a party, there is no assurance that any or all applications will result in issued concessions or that the public registrations will be timely approved.

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

We or our joint venture or investment partners must obtain necessary governmental approvals and make necessary capital expenditures before production may commence on most of our projects.

Need for Additional Capital. The exploration and, if warranted, development of Minera Andes’ properties would require substantial financing. Our ability to obtain additional financing will depend, among other things, on the price of gold, silver, copper and other metals and the industry’s perception of their future price. Therefore, availability of funding depends largely on factors outside of our control and cannot be accurately predicted; financing may not be available when needed or on terms satisfactory to us and may be dilutive to our shareholders. We have historically obtained funds for a portion of our capital expenditure from joint venture or investment partners. However, we cannot assure you that such joint venture or investment partners will provide such funds or that such project financing for mining projects is limited. Failure to obtain sufficient financing could result in delay or indefinite postponement of exploration, development or production on any or all of Minera Andes’ projects or loss of properties. For example, certain agreements pursuant to which we have the right to conduct exploration activities carry work commitments which, if not met, could result in losing our right to acquire an interest in the subject property. We cannot assure you that additional capital or other types of financing will be available when needed or that, if available, the terms of such financing will be favorable to Minera Andes.

Competitive Business Conditions. The exploration and development of mineral properties in the Republic of Argentina is a highly competitive business. Other companies compete with us in the acquisition, exploration and development of mining properties. Many of these competing companies are significantly larger than we are and have substantially greater economic and technical resources than us. While we seek to compete by identifying properties for exploration, acquiring exclusive rights to conduct such exploration and carrying out exploration and development of the properties with joint venture or investment partners, there can be no assurance that we will be successful in any of these efforts.

Foreign Operations. Minera Andes’ properties are located in Argentina. In the early 1990s Argentina emerged from periods of political and economic instability but has recently shown signs of returning instability. Foreign properties, operations and investments may be adversely affected by local political and economic developments, including nationalization, exchange controls, currency fluctuations, taxation and laws or policies as well as by laws and policies of the United States and Canada affecting foreign trade, investment and taxation. It is important that we maintain good relationships with the governments in Argentina. We may not be able to maintain such relationships if the governments change.

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

Fluctuation in the Price of Minerals. The market price of minerals is volatile and beyond our control. If the price of a mineral should drop dramatically, the value of the properties we are exploring or developing for that mineral could also drop dramatically and we might not be able to recover our investment in those properties. The decision to put a mine into production, and the commitment of the funds necessary for that purpose, must be made long before the first revenues from production will be received. Price fluctuations between the time that such a decision is made and the commencement of production can change completely the economics of the mine. Although it is possible to protect against price fluctuations by hedging in certain circumstances, the volatility of mineral prices represents a substantial risk in the mining industry generally which no amount of planning or technical expertise can eliminate.

Environmental and Other Laws and Regulations. Mining operations and exploration activities in Argentina are subject to various federal, provincial and local laws and regulations governing mineral rights, exploration, development and mining, exports, taxes, labor, protection of the environment and other matters. Compliance with such laws and regulations may necessitate significant capital outlays, materially affect the economics of a given project, or cause material changes or delays in our intended activities. Minera Andes has obtained or is in the process of obtaining authorizations currently required to conduct its operations. New or different standards imposed by governmental authorities in the future or amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have an adverse impact on Minera Andes’ activities.

Influence by Single Shareholder; Conflicts of Interest. At December 31, 2002, Degerstrom beneficially owned approximately 17 percent of our outstanding voting securities and therefore can exert significant influence in the election of our directors and has substantial voting power with respect to other matters submitted to a vote of the shareholders. The interests of Degerstrom with respect to any transaction involving actual or potential change in control of us or other transactions may differ from those of our other shareholders.

Certain Minera Andes directors and officers are also employees of our majority shareholder, Degerstrom, and of other natural resource and mining companies. As a result, conflicts may arise between the obligations of these directors to us and to these other entities. Certain Minera Andes directors and officers have other full time employment or other business or time restrictions placed on them and accordingly, these directors and officers may not be able to devote full time to our affairs.

Transactions with Degerstrom; Dependence on Key Personnel. We have entered into an Operating Agreement with Degerstrom. See “Description of Properties—The Degerstrom Agreement.” This agreement is not the result of arm’s-length negotiations between independent parties. There can be no assurance that the Operating Agreement or any future agreements will be effected on terms comparable to those that would have resulted from negotiations between unaffiliated parties. Such agreements may be amended by us and Degerstrom by mutual agreement. Degerstrom is not required to devote its personnel and resources exclusively to, or for the benefit of us. There can be no assurance that the services to be provided by Degerstrom will be available to us at all times. Moreover, our success will be dependent upon the services of certain executive officers, including Allen Ambrose and Brian Gavin, who are also employees of Degerstrom. Degerstrom pays compensation and provides other benefits to these individuals as of December 31, 2002.

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

Glossary of Geologic and Mining Terms; Statement of Abbreviations and Conversion Factors

“andesite” is a type of dark colored, fine grained volcanic rock;

“anomalous” means either a geophysical response that is higher or lower than the average background or rock samples that return assay values greater than the average background;

“argillic” means pertaining to clay or clay minerals;

“Bankable Feasibility Study” means the study, prepared to industry standards, based upon which a bank or other lending institution may loan Minera Andes or MASA funds for production development on the Claims;

“breccia” means a course grained rock, composed of angular broken rock fragments held together by a finer grained matrix;

“Cateo” means an exploration concession for mineral rights granted to an individual or company in the Republic of Argentina, as defined by the Republic of Argentina Mining Code, as amended;

“Claims” means the Cateos, Manifestación de Descubrimiento, Mina, Estaca Mina (as defined by the Republic of Argentina Mining Code, as amended) described herein issued to MASA, MSC or Minera Andes by the government of Argentina or any provincial government;

“dacite” is a type of fine-grained extrusive rock;

“Estaca Mina” means areas granted to extend the area covered by existing Minas;

“felsic” describes an igneous rock having abundant light colored minerals;

“graben” means an elongate crustal block that is bounded by faults on its long sides;

“grab sample” means one or more pieces of rock collected from a mineralized zone that when analyzed do not represent a particular width of mineralization nor necessarily the true mineral concentration of any larger portion of a mineralized area;

“igneous rock” means a rock formed by the cooling of molten rock either underground or at the surface of the earth;

“illitic” is a general name for a group of clay minerals;

“intrusive rock” means an igneous rock that, when in the molten or partially molten state, penetrated into or between other rocks, but cooled beneath the surface;

“low sulfidation” applies to a type of mineralization low in sulfur content;

“Manifestación de Descubrimiento” (literally, manifestation of discovery) means the intermediate stage between the exploration phase and exploitation phase of development;

“metamorphic rock” means an igneous or sedimentary rock that has been altered by exposure to heat and pressure (resulting from deep burial, contact with igneous rocks, compression in mountain building zones or a combination of these factors) but without complete melting. Metamorphosis typically results in partial recrystallization and the growth of new minerals. “Metasediment” refers to metamorphosed sedimentary rock. “Metavolcanics” refers to metamorphosed volcanic rock;

“Mina” means an exploitation grant based on Manifestación de Descubrimiento;

“net smelter return royalty” is a form of royalty payable as a percentage of the value of the final product of a mine, after deducting the costs of transporting ore or concentrate to a smelter, insurance charges for such transportation, and all charges or costs related to smelting the ore. Normally, exploration, development and mining costs are not deducted in calculating a net smelter return royalty. However, such royalties are established by contract or statute (in the case of property owned by governments), and the specific terms of such contracts or statutes govern the calculation of the royalty;

“net profits royalty” is a form of royalty payable as a percentage of the net profits of a mining operation. In contrast to net smelter return royalties, costs relating to exploration, development and mining may be deducted from the net proceeds of the operation in calculating the royalty. However, such royalties are established by contract or statute (in the case of property owned by governments), and the specific terms of such contracts or statutes govern the calculation of the royalty;

“orebody” means a continuous well-defined mass of material containing enough ore to make extraction economically feasible;

“porphyry” means an igneous rock of any composition that contains conspicuous large mineral crystals in a fine-grained ground mass;

“pyroclastic” means pertaining to rock material formed by volcanic explosion or expulsion from a volcanic vent;

“rhyolite” is a type of felsic lava flow;

“stratabound” means a mineral deposit confined to a single stratigraphic unit;

“stratigraphy” means the science of rock strata;

“synvolcanic”means formed at the time of volcanic activity;

“tuffaceous” is a general term for all consolidated pyroclastic rocks;

“Underlying Royalty” means any royalties on the Claims that are part of the lease, purchase or option of said Claim from the owner or any royalties that may be imposed by the provincial government;

“vein” means a mineral filling of a fault or fracture in the host rock, typically in tabular or sheet-like form;

“VLF-EM” means a very low frequency electromagnetic geophysical instrument used in exploration to measure variances of conductivity in surficial sediments and bedrock;

“volcanic rock” (basalt, pillowed-flows, rhyolite) means an igneous rock that has been poured out or ejected at or near the earth’s surface;

“volcanoclastic rock” (wacke, tuff, turbidite) means a sedimentary rock derived from the transportation and deposition of volcanic rock fragments by air (tuff) or water (wacke or turbidite).

The following is a list of abbreviations used throughout this 10-KSB for technical terms:

Ag	silver
Au	gold
As	arsenic
Cu	copper
g/t Au	grams per tonne gold
g/t Ag	grams per tonne silver
g/t	grams per tonne
ha	hectare(s)
Hg	mercury
IP/RES	induced polarization and resistivity (survey)
kg	kilogram(s)
km	kilometer(s)
m	meter(s)
Mo	molybdenum
NSR	Net Smelter Return
oz	ounce
Pb	lead
ppb	parts per billion
ppm	parts per million
Sb	antimony
sq.	square
VLF-EM	very low frequency electromagnetic (survey)
Zn	zinc

The following table sets forth certain standard conversions from Standard Imperial units to the International System of Units (or metric units).

Tox Convert From Imperial	To Metric	Multiply by
acres	hectares	0.404686
feet	meters	0.30480
miles	kilometers	1.609344
tons	tonnes	0.907185
ounces (troy)/ton	grams/tonne	34.2857
1 mile = 1.609 kilometers
1 yard = 0.9144 meters
1 acre = 0.405 hectares
2,204.62 pounds = 1 metric ton = 1 tonne
2,000 pounds (1 short ton) = 0.907 tonnes
1 ounce (troy) = 31.103 grams1 ounce (troy)/ton = 34.2857 grams/tonne

ITEM	2. DESCRIPTION OF PROPERTIES

Our exclusive business is the exploration and development of mineral properties (“Claims”) located in the Republic of Argentina. Our interests in the Argentinean Claims are held through MASA and MSC, which is a subsidiary of MASA. MASA holds properties and is the company in which the daily business operations in Argentina are conducted. MASA was formed and registered as a mining company in order for us to receive the benefits of the new mining laws in Argentina. Our principal properties are described under the heading “Principal Properties” below.

The Degerstrom Agreement

A number of the Claims were originally held by Degerstrom. Pursuant to the March 1995 Asset and Share Acquisition Agreement among Minera Andes, MASA, NADSA and Degerstrom (the “Degerstrom Agreement”), Degerstrom transferred its interest in those Claims to NADSA and MASA in consideration for a royalty. Degerstrom also conveyed the MASA and NADSA capital stock it held to us. In consideration for those shares, Minera Andes (i) issued to Degerstrom 4,000,000 Common Shares and the right to acquire an additional 1,213,409 Common Shares if any of the properties comprising the Claims became the subject of a Bankable Feasibility Study, (ii) agreed to pay a royalty on any existing or future properties held by us or our affiliates as described below, and (iii) agreed to pay the aggregate amount of the cost and expenses incurred by Degerstrom on our behalf, from July 1, 1994 through March 15, 1995. Minera Andes also acquired from Brian Gavin, a Minera Andes officer, the shares he held in MASA. In 2001 we sold our interest in NADSA to Degerstrom.

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

Minera Andes, MASA, NADSA, and Degerstrom also entered into an Operating Agreement, appointing Degerstrom as operator of the Claims and any future Claims acquired in Argentina. Under the terms of the Operating Agreement, Degerstrom operates and manages the exploration program on all properties and provides related offsite administrative assistance as required. In consideration for these operating services, Degerstrom is entitled to reimbursement for its costs of labor, materials and supplies incurred in connection with its services plus an additional 15% of such costs as a management fee. Included in the Operating Agreement are fixed usage rates for the equipment owned by Degerstrom. Degerstrom has the right to terminate the Operating Agreement if we do not maintain a program and budget in excess of Cdn$300,000 per year. If we elect to develop a property and contract with a third party for development or production, we must give notice to Degerstrom of the terms and conditions of the proposed arrangement. Degerstrom has the right for a period of 30 days to meet the contract bid by a third party.

PRINCIPAL PROPERTIES

I. ARGENTINA

Recent Mining and Economic History in Argentina

Argentina is the second largest country in South America, over 2.7 million sq. km in area. In 1983, Argentina returned to a multiparty democracy, which brought to an end nearly a half century of military intervention and political instability. The country then began to stabilize; however, it was not until 1989, with the election of the government under President Carlos Menem, that Argentina’s economy began to improve. Menem initiated economic reforms that included the privatization of many state companies and the implementation of the Convertibility Plan, which fixed the Argentine peso to the U.S. dollar at par, fully backed by reserves of foreign exchange, gold and dollar-denominated bonds of the Central Bank of Argentina. Results of the reforms were positive; Argentina’s gross domestic product grew at up to 8% per annum in the early 1990s and inflation dropped to between 1% and 3% per annum. However, following a recession in 1999 and 2000, a severe political and economic crisis occurred in late 2001. In early 2002, with five presidents in less than five weeks, the current president, Eduardo Duhalde, chose to devalue the peso, first to $1.00 to Peso$1.40, before allowing the Peso to float in February 2002. The economic reforms associated with the devaluation of the Peso included the conversion of all US dollar denominated contracts into Pesos on a one-to-one basis and all US dollar bank accounts into Pesos. At the beginning of January 2003 the Peso stands at Peso$3.37 to $1.00.

In 1993, the Mining Investments Act instituted a new system for mining investment to encourage mineral exploration and foreign investment in Argentina. Key incentives provided by the Act include guaranteed tax stability for a 30-year period, 100% income tax deductions on exploration costs, accelerated amortization of investments in infrastructure, machinery and equipment, and the exemption from import duties on capital goods, equipment and raw materials used in mining and exploration. Repatriation of capital or transfer of profits is unrestricted. Argentina’s mineral resources, administered by its 23 provinces, are subject to a provincial royalty capped at 3% of the “mouth of mine” value of production, although provinces may opt to waive this royalty.

Argentina’s mineral potential is largely unexplored, particularly in comparison to that of its immediate neighbors and, as a consequence, information pertaining to the country’s resource base is lacking. Copper and gold mineralization discovered to date occurs predominantly in the southern Andean copper belt which extends over 1,000 km through northwestern Argentina. The Bajo de la Alumbrera porphyry copper deposit has been brought onstream. Other copper deposits currently under development include the Agua Rica and El Pachon deposits. In addition, gold deposits are concentrated in the Argentine portion of the Central Andes’ Maricunga-El Indio gold belts and in the newly discovered Santa Cruz gold belt in southern Patagonia.

In 1989, fewer than a dozen foreign exploration companies had offices in Argentina; by 1996 there were approximately 60 such companies. Exploration expenditures grew from $5 million in 1991 to over $90 million in 1995, but have shrunk since with the prolonged low gold price market. In recent years no more than a handful of exploration companies have been active in Argentina. There has been a very modest resurgence in exploration activity in Argentina.

We initiated gold exploration in Argentina in 1991, in conjunction with Degerstrom. As of December 2002, we had Argentine land holdings totaling 198,140 ha in three Argentine provinces (Figure 1 below). Our exploration efforts initially focused on evaluating prospects generated by 1960’s United Nations development exploration programs and on targets generated by satellite image analysis. We developed techniques of processing and interpreting satellite imagery to assist in identifying promising exploration targets. Currently, we are completing exploration work that includes geophysical surveys, mechanical trenching and reverse-circulation drilling on the most advanced targets in our property portfolio, and conducting grassroots exploration to evaluate our other properties and to generate new targets.

Property and Title in Argentina

The laws, procedures and terminology regarding mineral title in Argentina differ considerably from those in the United States and in Canada. Mineral rights in Argentina are separate from surface ownership and are owned by the federal government. Mineral rights are administered by the provinces. The following summarizes some of the Argentinean mining law terminology in order to aid in understanding our land holdings in Argentina.

1.	Cateo: A cateo is an exploration concession which does not permit mining but gives the owner a preferential right to a mining concession for the same area. Cateos are measured in 500 ha unit areas. A cateo cannot exceed 20 units (10,000 ha). No person may hold more than 400 units in a single province. The term of a cateo is based on its area: 150 days for the first unit (500 ha) and an additional 50 days for each unit thereafter. After a period of 300 days, 50% of the area over four units (2,000 ha) must be dropped. At 700 days, 50% of the area remaining must be dropped. Time extensions may be granted to allow for bad weather, difficult access, etc. Cateos are identified by a file number or “expediente” number.

Cateos are awarded by the following process:

a.	Application for a cateo covering a designated area. The application describes a minimum work program for exploration;

b.	Approval by the province and formal placement on the official map or graphic register;

c.	Publication in the provincial official bulletin;

d.	A period following publication for third parties to oppose the claim;

e.	Awarding of the cateo.

The length of this process varies depending on the province, and commonly takes up to two years. Accordingly, cateo status is divided into those that are in the application process and those that have been awarded. If two companies apply for cateos on the same land, the first to apply has the superior right. During the application period, the first applicant has rights to any mineral discoveries made by third parties in the cateo without its prior consent. While it is theoretically possible for a junior applicant to be awarded a cateo, because applications can be denied, we know of no instances where this has happened.

Applicants for cateos may be allowed to explore on the land pending formal award of the cateo, with the approval of the surface owner of the land. The time periods after which the owner of a cateo must reduce the quantity of land held does not begin to run until 30 days after a cateo is formally awarded. Our goal is to determine whether our cateos contain commercial grade ore deposits before portions of the cateos must be relinquished. Our ability to do so is dependent upon adequate financing for exploration activities. It is likely that several of our cateos will be relinquished after preliminary exploration because no promising mineral deposits have been discovered.

Until August 1995, a “canon fee”, or tax, of Peso $400 per unit was payable upon the awarding of a cateo. A recent amendment to the mining act requires that this canon fee be paid upon application for the cateo.

2.	Mina: To convert an exploration concession to a mining concession, some or all of the area of a cateo must be converted to a “mina”. Minas are mining concessions which permit mining on a commercial basis. The area of a mina is measured in “pertenencias”. Each mina may consist of two or more pertenencias. “Common pertenencias” are six hectares and “disseminated pertenencias” are 100 ha (relating to disseminated deposits of metals rather than discrete veins). The mining authority may determine the number of pertenencias required to cover the geologic extent of the mineral deposit in question. Once granted, minas have an indefinite term assuming exploration development or mining is in progress. An annual canon fee of Peso $80 per pertenencia is payable to the province.

Minas are obtained by the following process:

a.	Declaration of manifestation of discovery in which a point within a cateo is nominated as a discovery point. The manifestation of discovery is used as a basis for location of pertenencias of the sizes described above. Manifestations of discovery do not have a definite area until pertenencias are proposed.

Within a period following designation of a manifestation of discovery, the claimant may do further exploration, if necessary, to determine the size and shape of the orebody.

b.	Survey (“mensura”) of the mina. Following a publication and opposition period and approval by the province, a formal survey of the pertenencias (together forming the mina) is completed before the granting of a mina. The status of a surveyed mina provides the highest degree of mineral land tenure and rights in Argentina.

3.	Estaca Minas: These are six-hectare extensions to existing surveyed minas that were granted under previous versions of the mining code. Estaca minas are equivalent to minas. New Estaca minas were eliminated from the mining code in August 1996.

4.	Provincial Reserve Areas: Provinces are allowed to withdraw areas from the normal cateo/mina process. These lands may be held directly by the province or assigned to provincial companies for study or exploration and development.

All mineral rights described above are considered forms of real property and can be sold, leased or assigned to third parties on a commercial basis. Cateos and minas can be forfeited if minimum work requirements are not performed or if annual payments are not made. Generally, notice and an opportunity to cure defaults is provided to the owner of such rights.

Grants of mining rights, including water rights, are subject to the rights of prior users. Further, the mining code contains environmental and safety provisions administered by the provinces. Prior to conducting operations, miners must submit an environmental impact report to the provincial government describing the proposed operation and the methods to be used to prevent undue environmental damage. The environmental impact report must be updated biennially, with a report on the results of the protection measures taken. If protection measures are deemed inadequate, additional environmental protection may be required. Mine operators are liable for environmental damage. Violators of environmental standards may be caused to shut down mining operations.

Minera Andes Properties

The sections that follow discuss certain properties that are or have been the subject of joint venture agreements with third parties or that we have more intensively explored.

Figure 1

Quebrada Blanca
Zaldivar
La Escondida
El Salvador
La Coipa
La Candelaria
Pascua
El Indio
Tambo
El Pachón
Los Pelambres
Andina
La Disputada
El Teniente
JUJUY
SALTA
FORMOSA
CATAMARCA
Bajo de La Alumbrera
Agua Rica
TUCUMÁN
CHACO
MISIONES
SANTIAGO DEL ESTERO
CORRIENTES
LA RIOJA
SANTA FE
SAN JUAN
Los Azules
Los Chonchones
San Juan Project
CÓRDOBA
ENTRE RÍOS
SAN LUÍS
MENDOZA
BUENOS AIRES
LA PAMPA
NEUQUÉN
RÍO NEGRO
Esquel
La María
CHUBUT
El Valle
Fachinal
San José
Cerro Vanguardia
SANTA CRUZ
ISLAS MALVINAS
TIERRA DEL FUEGO
Minera Andes current projects
Other mines/projects
0 100 200 300 400
Kilometers
MINERA ANDES
INCORPORATED

Figure 1.
Exploration projects in Argentina

A.	San Juan Project Summary

1.	San Juan Project Location

The San Juan Province Project comprises six properties totaling 37,568 ha in southwestern San Juan province. Elevation ranges from 2,500 m to 5,500 m and moderate to high relief.

2.	San Juan Area Project Geology

The project area extends from the western margin of the Cordillera Frontal to the Cordillera Principal. The area is principally underlain by Permo-Triassic Choiyo Group volcanic rocks, a multi-phase igneous sequence comprising volcanic breccias, ignimbrites, tuffs and rhyolites, intruded by granites and overlain by extrusive acidic volcanic rocks. Jurassic continental, marine and volcanic derived sedimentary rocks unconformably overlay Permo-Triassic rocks. The youngest rocks in the project area comprise Tertiary volcanic and intrusive rocks, which are common hosts of epithermal gold mineralization as evidenced by deposits in the Chilean Andes.

3.	San Juan Project Exploration

No formal records of previous exploration in the project area exist. Evidence of prospecting (small trenches or pits) exists on some of the cateos. The area is currently active with pre-development work at the El Pachón copper deposit.

The San Juan Province Project is a regional reconnaissance program, focused on epithermal gold and gold-copper porphyry targets in the eastern cordillera. All of the lands were acquired based on the results of satellite image analysis. Preliminary field examination, including rock chip sampling and property-wide stream sediment sampling, has been completed on all properties.

Detailed work at Los Chonchones included reconnaissance-scale geologic mapping and geochemical surveys. Results returned a number of anomalous gold and/or copper values in all sample types, scattered throughout the color anomalies and concentrating in the center of the southwest anomaly. Lands are held pending possible joint ventures.

Through December 31, 2002, we have spent $327,959 on the San Juan Project (net of write-offs for properties abandoned).

4.	San Juan Area Project Ownership

Our lands in San Juan consist of six applications for cateos and 11 manifestations of discovery and total 37,568 ha. At present, these lands are not subject to a royalty, however, the government of San Juan has not waived its rights to retain up to a 3% “mouth of mine” royalty from production. Property canon fees for the properties in 2003 are estimated at Peso $29,560.

B.	San José Project Summary

1.	San José Project Location

Formerly known as El Pluma/Cerro Saavedra, the San José property package is located in the Santa Cruz province of Argentina, 230 km southwest of the city of Comodoro Rivadavia, near latitude 46°41’S and longitude 70°17’W. The property consists of one cateo and 46 manifestations of discovery covering a total of 40,449 ha (approximately 404 km2), 100% owned by Minera Andes through MSC.

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

2.	San José Project Geology

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

On the San José property the prospective Jurassic stratigraphy is exposed in erosional windows through the overlying sediments and basalts. The Bajo Pobre Formation, the oldest unit, consists of massive andesitic flows, volcaniclastic material and minor dacite. Ignimbrites and lesser sediments tentatively correlated with the La Matilde Formation occur in a synvolcanic subsidence graben known as the Saavedra West basin. Pebble dikes, varying in thickness from one centimeter to ten meters, are common in the southwest part of the Saavedra West basin. Ignimbrites and minor rhyolites of the Chon Aike Formation, younger than the La Matilde basin-fill material, occur as a complicated series of dikes along the bounding faults of the west part of the Saavedra West basin, as a sequence of extrusive ignimbrites at Cerro Celular and in isolated pockets elsewhere in the northern third of the property.

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

The San José project contains a variety of target areas, the two most important of which are Huevos Verdes and Saavedra West.

Huevos Verdes is a system of en echelon, variably mineralized, north-northwest trending quartz veins with associated strong argillic alteration, cutting the Bajo Pobre Formation. In this area, the Bajo Pobre Formation consists of massive and fragmental andesite. The vein system occurs over a strike length of at least 2.2 km and possibly as much as 3.5 km. The central and northwest parts of the system are covered by Cretaceous tuffs and sediments and locally by Tertiary basalt; geophysical work has confirmed the continuity of the system below cover. Mineralized quartz veins with true thicknesses up to 11 meters (36.1’) have been intersected in drill holes and trenches over the entire length of the Huevos Verdes vein system.

Saavedra West is interpreted as a synvolcanic graben developed within the Bajo Pobre Formation, and infilled by pyroclastic and lesser sedimentary rocks correlated with the La Matilde Formation. Pebble dikes are abundant within the graben and ignimbrites that may be correlative with the Chon Aike Formation occur as dikes. At Saavedra West mineralization occurs in a 200 m section of epithermal quartz vein, and an ovoid-shaped, 20 meter by 60 meter high-grade breccia zone immediately adjacent to the vein.

Additional targets on the property are associated with four structural trends. These trends are defined by geophysical anomalies, intermittently exposed vein, breccias, and vein float, with high-grade gold/silver values over a total of more than 30 km of potential strike length. These features are consistent with a large, partially eroded epithermal low sulfidation precious metals mineralized system.

3.	San José Project Exploration

Santa Cruz is one of Argentina’s least well-explored provinces. The area was explored under the Argentine government-United Nations regional exploration Plan Patagonia-Comahue in the 1970s. In the 1980s, FOMICRUZ, S.E., a state owned company, completed reconnaissance surveys in the province to delineate areas of interest for mineral reserves.

The San José property has not previously been staked. There is no record of any previous sustained exploration, although portions of the area may have been sampled during at least one regional reconnaissance program.

Work in 2002, conducted by Mauricio Hochschild & Cia. Ltda. (“MHC”) (see ASan José Project Ownership” below), consisted of core drilling, trenching, geological and geophysical surveys, surveying and metallurgical studies. Work on the property from 1997 to 2001 by Minera Andes and from 2001 to the present by MHC has consisted of the following:

Reverse circulation drilling:	83 holes for 8,295 meters
Core drilling:	50 holes for 7,850 meters
Trenching:	201 trenches for 8,852 meters
Rock sampling:	3450 samples
Soil sampling:	2302 samples
Stream sediment sampling:	368 samples
CSAMT geophysics:	42 line kilometers
Gradient array I.P.:	183.7 line kilometers
RealSection I.P.	23.5 line kilometers
Ground magnetic surveys:	186 line kilometers

Exploration work is ongoing and will include all-weather road construction, detailed topographic surveys, and purchase of surface lands and access easements. Work is in progress to prepare for underground development planned to start in March 2003 at Huevos Verdes.

a.	Mineralized Material

We are reporting these results as mineralized material. Mineralized material does not represent proven and probable reserves because even though enough drilling and trenching indicate a sufficient amount and grade to warrant further exploration or development expenditures, these mineral deposits do not qualify under the U.S. Securities and Exchange Commission standards as being commercially minable until further drilling, metallurgical work and other economic and technical feasibility factors based upon such work are resolved. We report mineralized material on the basis that the potential exists for reclassification of significant amounts of this material to reserves following additional drilling and/or final technical, economic, and legal factors have been determined for the project.

An estimate was done under contract for Minera Andes by Snowden Mining Industry Consultants Inc. (“Snowden”). Snowden, an internationally recognized consulting engineering firm headquartered in Australia, provided a report dated July 26, 2002 authored by Robert Cinits, P.Geo., and Steven Blower, P. Geo., pursuant to Canadian National Instrument 43-101 (the “Report”). The Snowden staff based in Vancouver, B.C. completed the study. The Report was previously filed on SEDAR August 16, 2002 and is available for review on their Web site.

Our summary of this study indicates mineralized material containing 922,600 gold equivalent ounces or 55.4 million silver equivalent ounces above a 50 g/t silver cutoff grade from the Huevos Verdes and the Saavedra West areas of the San José project. (Au equivalent is based upon $300 gold and $5.00 silver prices, or a 60:1 silver/gold ratio, which does not take into consideration possible differences in metal recoveries.)

i.	Huevos Verdes Mineralized Material

In a 2.2 km section of epithermal vein at Huevos Verdes Snowden estimated mineralized material to total 3,584,000 tonnes grading 235.3 g/t silver and 2.72 g/t gold using a cutoff grade of 50 g/t Ag. Table 1 summarizes the classified mineralized material estimate for the Huevos Verdes zone at various silver cutoff grades.

Table 1. Huevos Verdes Mineralized Material

Ag Cutoff (g/t)	Tonnage Tonnes (x 1000)	Ag Grade (g/t)	Au Grade (g/t)	Au Equivalent* (g/t)
750	163	884.1	8.88	23.61
500	381	725.2	7.50	19.59
250	1073	475.1	5.03	12.95
200	1536	399.4	4.16	10.82
150	2100	339.4	3.70	9.36
100	2599	297.6	3.34	8.30
50	3584	235.3	2.72	6.64
(*)	Au equivalent is based upon $300 gold and $5.00 silver prices, or a 60:1 silver/gold ratio, which does not take into consideration possible differences in metal recoveries.

The estimate of mineralized material was based on drilling by Minera Andes and MHC. To date, 32 of 53 holes drilled in four campaigns at Huevos Verdes have intersected high-grade gold and silver mineralization over potentially mineable widths. This drilling is confined to approximately 2.2 kilometers of the known 5 kilometers of strike length for the Huevos Verdes vein, which remains open at depth and along strike. The Huevos Verdes vein is one of four vein targets with a combined potential strike length of over 20 km.

ii.	Saavedra West Mineralized Material

The gold/silver mineralization currently identified at Saavedra West is comprised of: 1) a 200 m section of epithermal quartz vein, and 2) an ovoid-shaped, 20 meter by 60 meter high-grade breccia zone immediately adjacent to the vein. Snowden estimated mineralized material to total 961,000 tonnes grading 245.9 g/t silver and 1.00 g/t gold, using a cutoff grade of 50 g/t Ag. Table 2 summarizes the classified mineralized material estimate at various silver cutoff grades.

Table 2. Saavedra West Mineralized Material

Ag Cutoff (g/t)	Tonnage Tonnes (x 1000)	Ag Grade (g/t)	Au Grade (g/t)	Au Equivalent* (g/t)
750	34	807.9	6.04	19.51
500	85	683.8	4.49	15.89
250	305	447.0	2.45	9.90
200	556	342.3	1.58	7.28
150	657	317.0	1.36	6.65
100	794	283.5	1.19	5.92
50	961	245.9	1.00	5.10
(*)	Au equivalent is based upon $300 gold and $5.00 silver prices, or a 60:1 silver/gold ratio, which does not take into consideration possible differences in metal recoveries.

b.	Metallurgical Studies

Metallurgical test work, commissioned by MHC tested 485 kg of material composed of drill cuttings from 17 reverse-circulation holes containing high-grade gold and silver from the Huevos Verdes vein. The test work and report was completed by TECSUP in Lima, Peru, a private technology institute that performs research, training, and commercial work for the mining industry. TECSUP receives support and funding from the Peruvian mining industry, including MHC. The metallurgical samples were collected so as to be representative of the mineralized material at Huevos Verdes described above.

A total of 37 samples were collected totaling 485 kg of high-grade gold/silver mineralization representative of the estimated resource at Huevos Verdes. Before combining into a bulk sample the individual samples were crushed and a 1 kg sample was extracted and blended with the other extracted samples to create the representative composite sample. Fire assay was used to define the metal recoveries.

Gravity concentration, flotation and chemical cyanide leaching tests were conducted on the samples. The best recoveries are from the combined flotation and leaching tests with total gold recoveries of 94.0 percent, and silver, 92.1 percent. Gravimetric concentration combined with cyanide leaching gives a recovery of 94.2 percent gold and 89.2 percent silver. Recovery efficiency and cost reduction benefits are likely to be enhanced during process optimization, as the mineralized material has a simple mineralogical composition and is low in sulfides and detrimental compounds.

4.	San José Project Ownership

The San José project area is made up of one cateo and 46 manifestations of discovery totaling 40,499 ha. The cateos are located in the western half of the province of Santa Cruz. All of the cateos are controlled 100% by Minera Santa Cruz S.A., a holding and operating company set up under the terms of the agreement with MHC. Any production from these lands may be subject to a provincial royalty. Holding costs for 2003 are estimated to be Pesos $35,000.

On March 15, 2001, Minera Andes Inc. signed an option and joint venture agreement with MHC for the exploration and possible development of Minera Andes’ epithermal gold-silver exploration land package at El Pluma/Cerro Saavedra (now referred to as the San José project), including Huevos Verdes.

Under the agreement, MHC can earn a 51 percent ownership in the JV by spending a total of $3 million in three years, and a minimum of $100,000 per year on exploration targets within the JV other than Huevos Verdes, the most advanced prospect. In addition, MHC will make semiannual payments totaling $400,000 per year until pilot plant production is achieved. Lands have been transferred to a holding and operating company, MSC, which is owned 100 percent by MASA.

Once MHC vests at 51 percent ownership, Minera Andes will have the option of participating in the development of a pilot production plant that would process a minimum of 50 tons per day (tpd). Minera Andes may participate on either a pro-rata basis, or by choosing to retain a 35 percent “carried” ownership interest. Upon the successful completion and operation of the 50 tpd plant, Minera Andes would have the option of participating on a pro-rata basis, or choosing a 15% interest in return to being “carried” to first production of 500 tpd. Failure by either party to contribute to work programs will result in simple dilution of that party’s interest in the project.

MHC has submitted expenditures of $2.2 million (unaudited) to December 31, 2002 of its $3.0 million commitment. It is expected that MHC will complete its $3.0 million investment and vest at 51% in the second quarter of 2003.

Expenditures on the total property package by Minera Andes and total submitted expenditures by MHC to December 31, 2002 were $4,948,808, net of the $800,000 in payment received per the joint venture between MHC and Minera Andes.

C.	Santa Cruz Project Property Summary

1.	Santa Cruz Project Location

Minera Andes currently holds 16 cateos and 30 manifestations of discovery in the Deseado Massif region of Santa Cruz. These properties are located at moderate elevations (300 to 1,000 m above sea level). Topography varies from gently rolling to locally rugged. The Deseado Massif is a cold desert. Access to the properties is by dirt road and trail.

2.	Santa Cruz Project Geology

The project area covers the Deseado Massif, a package of Middle to Upper Jurassic volcanic rocks locally overlain by Cretaceous sediments and Tertiary to Quaternary basalts. The Jurassic rocks are divided into the Bajo Pobre Formation, of intermediate composition, and the felsic Bahia Laura Group. The Bahia Laura Group is in turn subdivided into the Chon Aike Formation (dominantly ignimbrites) and the La Matilde Formation (dominantly volcaniclastic rocks). Several potentially important, low sulfidation epithermal deposits have recently been discovered in the massif, including the Cerro Vanguardia deposit which has a reserve of greater than 3.2 million oz Au equivalent. Exploration by a number of companies is ongoing in the massif.

3.	Santa Cruz Project Exploration

Santa Cruz is one of Argentina’s least well-explored provinces. The area was explored under the Argentine government-United Nations regional exploration Plan Patagonia-Comahue in the 1970s. In the 1980s, FOMICRUZ, S.E., a state owned company, completed reconnaissance surveys in the province to delineate areas of interest for mineral reserves.

Minera Andes has been actively exploring in the region since 1997. The properties have been acquired on the basis of geologic and geochemical reconnaissance. Geologic evaluation of these grassroots targets is ongoing.

4.	Santa Cruz Project Ownership

We currently control 16 cateos and 30 manifestations of discovery (totaling 78,663 ha) in Santa Cruz province. Land holding costs for 2003 are estimated to be Peso $25,000.

D.	Chubut Project Property Summary

1.	Chubut Project Location

Minera Andes currently holds 12 cateos and 17 manifestations of discovery in the Precordilleran and Patagonian Massif regions of Chubut totaling 41,460 ha. These properties are located at moderate elevations (300 to 1000 m above sea level) in central and western Chubut. Access to the properties is by dirt road and trail.

2.	Chubut Project Geology

Jurassic-Cretaceous volcanic terranes have been the focus of exploration in the southern Chilean Cordillera over the past decade. These rocks are potential hosts of epithermal gold and gold rich replacement deposits attested to by the discoveries, in Chile, at Fachinal (epithermal Au-Ag), El Toque (base metal, stratabound replacement deposit with a minor precious metal credit) and, in Argentina, the Esquel Project. This high-grade vein system contains an announced resource of 4.2 million ounces of gold, and 7.8 million ounces of silver. In Argentina, rocks of the same age and type occur in both Andean and extra-Andean Patagonia. These areas are relatively unexplored.

3.	Chubut Project Exploration

Chubut was included in the United Nations and Argentina government’s Plan Patagonia-Comahue exploration program in the 1960s and 1970s. This campaign delineated several prospects with weak to moderate base metal anomalies. The samples were not analyzed for their precious metal content.

In 1997, Minera completed reconnaissance surface sampling and mapping on five properties in the western Chubut province. This work indicates the potential for mineralized epithermal and porphyry or intrusive-related systems.

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

Results from the 40-sample reconnaissance program on this property show gold values ranging from below detection limit to 14.6 g/t. Several high values, above 3 g/t gold, are from outcrops and float from multistage epithermal quartz veins. Some of the samples with low gold values show strongly anomalous pathfinder elements such as mercury (in the low 2,000 to 13,000 ppb range) that may indicate higher levels in the gold system. No exploration was done at El Valle in 2002.

On the basis of fixed-wing overflights and general geological reconnaissance, an additional ten cateos were acquired in late 2002 in the northern Patagonian Massif and Precordilleran regions of Chubut. Evaluation and exploration of these lands is underway.

We spent $246,154 through December 31, 2002, on the Chubut Project, net of proceeds received under the option-to-purchase agreement on two of the properties as discussed below.

4.	Chubut Project Ownership

We currently control 12 cateos and 17 manifestations of discovery (totaling 41,460 ha) in Chubut province.

In August 2000, Minera Andes Inc. and Brancote Holdings PLC subsidiaries signed an agreement to purchase two of Minera Andes’ gold exploration properties in Chubut province, southern Argentina. The agreements cover the Willimanco, Leleque and Leon properties. Brancote’s Argentine subsidiaries, Minera El Desquite S.A. and Cordon Leleque S.A., had a four-year option to purchase Willimanco and Leleque (and adjoining Leon properties) for a combined total of $1.25 million and a 2% net smelter return royalty. Following the acquisition of Brancote Holdings PLC by Meridian Gold Inc., Minera Andes completed the sale to Meridian Gold of the Willimanco, Leleque and Leon properties for US $720,000 and Peso $200,000 for an approximate total of US $777,000.

E.	Neuquén and Río Negro Province Projects

In the latter part of 2002 Minera Andes began preparations for a reconnaissance exploration program in the northern Patagonian provinces of Neuquén and Río Negro. The target is potentially economic epithermal precious metal deposits. No properties were acquired.

Summary

The above disclosure on the Corporation’s properties has been prepared by and/or reviewed, as case may be, by Brian Gavin, Vice President-Exploration of Minera Andes Inc. and a “qualified person” within the meaning of Canada’s National Instrument 43-101.

ITEM 3. LEGAL PROCEEDINGS

We are not currently aware of any material legal proceeding, actual, contemplated or threatened, to which we are a party or of which any of our property interests is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Shares are listed on the TSX Venture Exchange (“TSX-V”) under the trading symbol MAI and, since November 5, 1997, the Common Shares have also been traded on the NASD over-the-counter market under the trading symbol MNEAF.

The high and low prices for the Common Shares reported by the TSX-V (formerly CDNX) for each of the quarters during the years ended December 31, 2002 and 2001 are set forth in the table below:

		High ($Cdn)	Low ($Cdn)
2002	January – March	0.16	0.08
	April – June	0.44	0.13
	July – September	0.48	0.29
	October – December	0.44	0.25
2001	January – March	0.12	0.06
	April – June	0.15	0.09
	July – September	0.13	0.07
	October – December	0.12	0.06

The high and low prices for the Common Shares reported for the NASD over-the-counter market for each of the quarters during the years ended December 31, 2002 and December 31, 2001 are set forth in the table below:

		High ($US)	Low ($US)
2002	January – March	0.10	0.06
	April – June	0.29	0.08
	July – September	0.32	0.19
	October – December	0.30	0.18
2001	January – March	0.15	0.05
	April – June	0.10	0.06
	July – September	0.09	0.05
	October – December	0.08	0.03

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of December 31, 2002, there were approximately 361 holders of our Common Shares. No dividends have ever been paid on our Common Shares, and we intend to retain our earnings for use in the business and do not expect to pay dividends in the foreseeable future.

The following table summarizes information with respect to options under our stock option plan and warrants at December 31, 2002:

Plan Category	No. of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (c)
Equity compensation plans approved by security holders	2,848,500	Cdn$0.44	524,420
Equity compensation plans not approved by security holders (see Item 7, FN 5d ii)	2,650,000	Cdn$0.32	—
Total	5,498,500	Cdn$0.38	524,420

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the years ended December 31, 2002 and 2001 which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. Differences from U.S. GAAP are described in Note 10 to the audited consolidated financial statements. Our financial condition and results of operations are not necessarily indicative of what may be expected in future years.

Overview

Our principal business is locating, acquiring, exploring, and, if warranted, developing mineral properties located in the Republic of Argentina. From 1997 through 2000, we were also active in Colombia and Romania but elected to abandon the properties in these countries at the end of 2000. We carry out our business by acquiring, exploring, and evaluating mineral properties through our ongoing exploration program, and either joint-venturing or developing these properties further, or disposing of them if the properties do not meet our requirements.

Our current properties and projects consist of mineral rights and applications for mineral rights covering approximately 198,140 hectares in three Argentine provinces. The lands comprise option-to-purchase contracts, exploration, and mining agreements and direct interests through our filings for exploration concessions. Our properties are all early stage exploration prospects, except for the San José property (formerly referred to as the El Pluma/Cerro Saavedra property), which is an advanced-stage exploration project. No proven or probable reserves have yet been identified. See “Description of Properties.”

Minera Andes was incorporated in Alberta in July 1994. In November 1995, we effected an amalgamation with Scotia Prime Minerals, Incorporated, also an Alberta corporation, which at that time was an inactive corporation and was a reporting issuer under the Securities Act (Alberta) (Scotia was a reporting issuer in several other jurisdictions), and its Common Shares traded on The Alberta Stock Exchange (presently, the TSX-V). The business combination between Minera Andes and Scotia Prime Minerals was accounted for using the purchase method of accounting, whereby Minera Andes is identified as the acquiror.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. The most significant accounting policies that are most important to the portrayal of our current financial condition and results of operations relates to mineralization and deferred development costs. Other accounting policies are disclosed in Note 2 of Notes to Consolidated Financial Statements.

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

Plan of Operations

We have budgeted and plan to spend approximately $1.3 million on our mineral property and exploration activities and general and administrative expenses through 2003, with most properties being kept on care and maintenance. See “Description of Properties.” In addition, our joint venture partner on the San José project plans to spend in excess of $2 million for exploration over the next 12 months. Our existing funds plus funds from the joint venture on the San José project are estimated by management to be sufficient to finance a portion of our joint venture costs we have presently forecast for 2003. However, if MHC completes its earn-in under the joint venture on the San José project by mid-2003, as expected, we will need to raise additional funds to spend on the property to maintain our property interest at 49%. If we cannot match MHC pro rata, we expect to have our interest in the San José project diluted in accordance with the joint venture agreement. Failure by either party to contribute to work programs will result in simple dilution of that party’s interest in the project. If additional funds are raised during 2003 through the exercise of warrants or options, through a further equity financing, by the sale of property interests or by joint venture financing, additional exploration could be planned and carried out on our properties before year-end. If we were to develop a property or a group of properties beyond the exploration stage, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt, or a combination of equity and debt. There is no assurance that such financing, if necessary, would be available to Minera Andes on favorable terms.

Results of Operations

2002 compared to 2001

In 2002, our net income was $0.4 million (1 cent per share), compared with a net loss of $0.4 million (1 cent per share) in 2001. Income from the gain on sale of the Chubut properties was $0.9 million in 2002, which gave us our first net income. We also continued our cost savings program begun in 1999, with general and administrative costs of $0.5 million in 2001 and 2002. The foreign exchange loss was offset by savings in accounting and auditing, and insurance.

While we would like to increase our programs in the future, continuing the prospecting, acquisition, exploration and evaluation of property interests that have been our hallmark since our inception, the plans for 2003 will focus on the Santa Cruz, Chubut and San Juan properties. We expect the Santa Cruz projects will be further explored by our joint venture partner during 2003. As in the past, if a property or program does not meet our requirements in the future, costs associated with abandonment of the property or program will result in a charge to operations. For this reason, we may incur additional write-offs in future periods, although the amounts of such write-offs are difficult to predict, as they will be determined by the results of future exploration activities.

Mineral property and deferred exploration costs in 2002 amounted to $0.3 million compared to $0.2 million in 2001. We focused nearly all our available exploration resources on the San José project in Santa Cruz province during 2002, and the success of the exploration carried out on these properties over the last few years resulted in the joint venture arrangement which was signed March 15, 2001. We received mineral property option proceeds of $400,000 from the joint venture in 2002 and in 2001. In 2002, we sold two of our Chubut properties (Willimanco and Leleque) to Meridian Gold Inc. for $777,142. The properties were related to the purchase and sales agreement with Brancote Holding PLC, which merged with Meridian Gold Inc. in 2002. Meridian Gold Inc. became the surviving entity of the merger. In 2001 payments on the same Chubut properties totaled $150,000.

2001 compared to 2000

In 2001, our net loss was $0.4 million (1 cent per share), compared with a net loss of $1.15 million (4 cents per share) in 2000. The net loss decreased mainly as a result of there being no property write-offs in 2001 versus write-offs in 2000 of $0.5 million. We also continued the cost cutting program begun in 1999, and further reduced our general and administrative costs from $0.7 million in 2000 to $0.5 million in 2001. Significant savings were achieved in consulting fees, legal and insurance costs, office overhead, telephone and travel costs.

Mineral property and deferred exploration costs in 2001 amounted to $0.2 million compared to $0.8 million in 2000. We focused all our available exploration resources on the El Pluma/Cerro Saavedra properties (now referred to as San José) in Santa Cruz province during 2001, and the success of the exploration carried out on these properties over the last few years resulted in the joint venture arrangement which was signed March 15, 2001. We received mineral property option proceeds of $400,000 from the El Pluma/Cerro Saavedra (San José) joint venture in 2001 (zero in 2000) and $150,000 which was the payment from the purchase and sales agreement on the Chubut projects in 2001 (compared with $50,000 in 2000).

Liquidity and Capital Resources

Due to the nature of the mining business, the acquisition, exploration, and development of mineral properties require significant expenditures prior to the commencement of production. To date, we have financed our activities through the sale of equity securities and joint venture arrangements. We expect to use similar financing techniques in the future, however, we cannot assure you that we will be successful in our financing activities in the future. Our ability to continue in operation is dependent on our ability to secure additional financing, and while it has been successful in doing so in the past (including the property and financing transactions in “Plan of Operations” and “Results of Operations” above), we cannot assure you that we will be able to do so in the future. Management is actively pursuing such additional sources of financing; however, in the event this does not occur, there is doubt about the ability to continue as a going concern. These financial statements do not include the adjustments that would be necessary should we be unable to continue as a going concern.

Our exploration and development activities and funding opportunities, as well as those of our joint venture partner, may be materially affected by precious and base metal price levels and changes in those levels. The market prices of precious and base metals are determined in world markets and are affected by numerous factors which are beyond the our control.

At December 31, 2002, we had cash and cash equivalents of $1.0 million, compared to cash and cash equivalents of $0.1 million as of December 31, 2001. Working capital at December 31, 2002 was $1.0 million compared with $30,000 at the end of 2001. Net cash used in operating activities during 2002 was 0.6 million compared with $0.4 million in 2001. Investing activities in 2002 provided $0.9 million, compared with $0.4 million in 2001. The increase in investing activities included the sale of two Chubut properties for $777,142.

The principal financing activities during 2002 were a private placement which raised gross proceeds of $432,498 through the issuance of 4,416,667 units at a price of Cdn$0.15 per unit; gross proceeds of $186,923 for the exercise of 1,175,000 warrants and $9,449 for the exercise of stock options.

The principal financing activity during 2001 was the receipt of net proceeds of $45,800 from the sale of all shares in NADSA and certain unused assets in Argentina to N.A. Degerstrom, Inc.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which amends SFAS No. 19. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The requirements of this statement must be implemented for fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The adoption of this statement on January 1, 2003 did not have a material effect on the financial statements.

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

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for an entity for voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Management does not intend to adopt the fair value accounting provisions of SFAS 123 and currently believes that the adoption of SFAS No. 148 will not have a material impact on our financial statements.

Subsequent Events

On March 10, 2003, Key Executive Employee Contracts were signed between Minera Andes and Allen Ambrose and Minera Andes and Brian Gavin, effective January 1, 2003.

On March 21, 2003 we issued 715,000 stock options to directors, officers and employees of Minera Andes with an exercise price of Cdn$0.31. There is a four-month hold period on 697,000 stock options; 18,000 stock options vest quarterly over a period of one year. The expiry date of the options is March 21, 2013.

ITEM 7. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Page

Report of Independent Auditors	30

Consolidated Balance Sheets at December 31, 2002 and 2001	31

Consolidated Statements of Operations and Accumulated Deficit for the years ended December 31, 2002 and 2001 and for the period from July 1, 1994 (commencement) through December 31, 2002	32

Consolidated Statements of Mineral Properties and Deferred Exploration Costs for the years ended December 31, 2002 and 2001 and for the period from July 1, 1994 (commencement) through December 31, 2002	33

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001 and for the period from July 1, 1994 (commencement) through December 31, 2002	34

Notes to Consolidated Financial Statements	35

BDO DUNWOODY LLP

Auditor’s Report

To the Shareholders of Minera Andes Inc.:

We have audited the consolidated balance sheets of Minera Andes Inc. as at December 31, 2002 and 2001 and the consolidated statements of operations and accumulated deficit, mineral properties and deferred exploration costs and cash flows for the years then ended. We have also audited the consolidated statements of operations and accumulated deficit, mineral properties and deferred exploration costs and cash flows for the period from commencement (July 1, 1994) through December 31, 2002. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Minera Andes Inc. as at December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended and for the period from commencement (July 1, 1994) through December 31, 2002 in accordance with Canadian generally accepted accounting principles.

/s/ BDO DUNWOODY LLP
Chartered Accountants Vancouver, B.C. Canada March 21, 2003

Comments by the Auditors for U.S. Readers on Canada – U.S. Reporting Differences

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Corporation’s ability to continue as a going concern such as those described in Note 1 of the consolidated financial statements. Our report to the shareholders dated March 21, 2003, is expressed in accordance with Canadian reporting standards, which do not permit a reference to such conditions and events in the auditors’ report when these are adequately disclosed in the financial statements.

/s/ BDO DUNWOODY, LLP
Chartered Accountants Vancouver, B.C. Canada

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED BALANCE SHEETS

(U.S. Dollars)

	December 31, 2002	December 31, 2001
ASSETS
Current:
Cash and cash equivalents	$1,009,258	$120,985
Receivables and prepaid expenses	63,294	17,547

Total current assets	1,072,552	138,532
Mineral properties and deferred exploration costs (Note 3)	3,536,448	3,520,389
Capital assets, net (Note 4)	5,480	9,148

Total assets	$4,614,480	$3,668,069

LIABILITIES
Current:
Accounts payable and accruals	$23,244	$5,269
Due to related parties (Note 7)	25,746	103,133

Total current liabilities	48,990	108,402

Commitments and contingencies (Notes 1 and 6)
SHAREHOLDERS’ EQUITY
Share capital (Note 5):
Preferred shares, no par value, unlimited number authorized, none issued
Common shares, no par value, unlimited number authorized
Issued December 31, 2002—36,904,197 shares Issued December 31, 2001—30,046,030 shares	18,796,018	18,197,422
Contributed capital – stock option compensation	33,372	—
Accumulated deficit	(14,263,900)	(14,637,755)

Total shareholders’ equity	4,565,490	3,559,667

Total liabilities and shareholders’ equity	$4,614,480	$3,668,069

Approved by the Board of Directors:

/s/ “ALLEN V. AMBROSE”	By:	/s/ “BONNIE L. KUHN”
Allen V. Ambrose, Director		Bonnie L. Kuhn, Director

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(U.S. Dollars)

	Year Ended		Period from July 1, 1994 (commencement) through December 31, 2002
	December 31, 2002	December 31, 2001
Administration fees	$26,621	$25,943	$257,576
Audit and accounting	22,816	44,610	355,648
Consulting fees	99,696	43,410	1,019,656
Depreciation	3,624	4,278	61,959
Equipment rental	—	—	21,522
Foreign exchange loss	24,225	597	431,237
Insurance	5,319	20,260	235,293
Legal	55,504	66,070	695,760
Maintenance	1,606	—	2,498
Materials and supplies	—	—	45,512
Office overhead	59,355	65,689	1,427,633
Telephone	9,293	17,418	365,109
Transfer agent	6,093	5,517	98,573
Travel	22,446	4,822	334,859
Wages and benefits	160,475	155,333	1,360,700
Write-off of deferred costs	—	—	8,118,123

Total expenses	497,073	453,947	14,831,658
Gain on sale of capital assets	—	(69,584)	(104,588)
Gain on sale of property (Note 3)	(898,241)	—	(898,241)
Interest income	(2,511)	(674)	(454,982)

Net income (loss)	403,679	(383,689)	(13,373,847)
Accumulated deficit, beginning of the period	14,637,755	14,254,066	—
Share issue costs	29,824	—	872,838
Deficiency on acquisition of subsidiary	—	—	17,215

Accumulated deficit, end of the period	$14,263,900	$14,637,755	$14,263,900

Basic and diluted net income (loss) per common share	$0.01	$(0.01)

Weighted average shares outstanding (basic)	32,959,486	30,038,972

Weighted average shares outstanding (diluted)	33,407,692	30,038,972

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES

AND DEFERRED EXPLORATION COSTS

(U.S. Dollars)

	Year Ended		Period from July 1, 1994 (commencement) through December 31, 2002
	December 31, 2002	December 31, 2001
Administration fees	$14,522	$14,976	$372,521
Assays and analytical	582	—	939,404
Construction and trenching	—	—	507,957
Consulting fees	40,943	20,675	954,492
Depreciation	1,758	7,426	170,625
Drilling	—	—	928,833
Equipment rental	856	—	244,924
Geology	26,620	2,328	2,930,063
Geophysics	—	—	309,902
Insurance	7,889	9,136	246,133
Legal	16,193	28,620	664,598
Maintenance	2,116	2,253	161,181
Materials and supplies	992	2,154	434,470
Project overhead	17,308	3,853	313,137
Property and mineral rights	21,000	4,929	1,304,154
Telephone	1,242	311	82,635
Travel	37,447	7,285	1,041,842
Wages and benefits	105,492	107,146	1,050,462

Costs incurred during the period	294,960	211,092	12,657,333
Deferred costs, beginning of the period	3,520,389	3,859,297	—
Deferred costs, acquired	—	—	576,139
Deferred costs written off	—	—	(8,118,123)
Mineral property option proceeds, net	(278,901)	(550,000)	(1,578,901)

Deferred costs, end of the period	$3,536,448	$3,520,389	$3,536,448

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars)

	Year Ended		Period from July 1, 1994 (commencement) through December 31, 2002
	December 31, 2002	December 31, 2001
Operating Activities:
Net income (loss) for the period	$403,679	$(383,689)	$(13,373,847)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Write-off of incorporation costs	—	—	665
Write-off of deferred expenditures	—	—	8,118,123
Depreciation	3,624	4,278	61,959
Stock option compensation	33,372	—	33,372
Gain on sale of capital assets	—	(69,584)	(104,588)
Gain on sale of mineral properties	(898,241)	—	(898,241)
Change in:
Receivables and prepaid expenses	(45,747)	14,892	(61,308)
Accounts payable and accruals	17,975	(43,243)	4,043
Due to related parties	(77,387)	52,826	25,746

Cash used in operating activities	(562,725)	(424,520)	(6,194,076)

Investing Activities:
Incorporation costs	—	—	(665)
Proceeds from sale (purchase) of capital assets	(1,714)	79,796	(143,476)
Proceeds from sale of property	898,241	—	898,241
Mineral properties and deferred exploration	(293,202)	(203,667)	(12,486,708)
Proceeds from sale of subsidiaries	—	10,000	9,398
Mineral property option proceeds	278,901	550,000	1,578,901

Cash provided by (used in) investing activities	882,226	436,129	(10,144,309)

Financing Activities:
Shares and subscriptions issued for cash, less issue costs	568,772	7,558	17,347,643

Cash provided by financing activities	568,772	7,558	17,347,643

Increase in cash and cash equivalents	888,273	19,167	1,009,258
Cash and cash equivalents, beginning of period	120,985	101,818	—

Cash and cash equivalents, end of period	$1,009,258	$120,985	$1,009,258

Supplementary disclosure of non-cash investing and financing activities:
Stock option compensation	$33,372	$—	$33,372

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. Dollars)

1. NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

The Corporation is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At December 31, 2002, the Corporation was in the exploration stage and had interests in properties in three provinces in the Republic of Argentina.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Corporation to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using Canadian generally accepted accounting principles applicable to a going concern. The use of such principles may not be appropriate because, as of December 31, 2002, there was significant doubt that the Corporation would be able to continue as a going concern.

At December 31, 2002, the Corporation had an accumulated deficit of $14.2 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

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

Although the Corporation has taken steps to verify title to mineral properties in which it has an interest, in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee the Corporation’s title. Property title may be subject to unregistered prior agreements and noncompliance with regulatory requirements.

2. SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles. The statements are expressed in United States dollars because the majority of the Corporation’s exploration activities are incurred in U.S. dollars.

a.	Consolidation/Reporting

These consolidated financial statements include the accounts of Minera Andes Inc., an Alberta Corporation, its wholly-owned subsidiaries, Minera Andes S.A. (MASA) and MASA’s 99.99% owned subsidiary, Minera Santa Cruz S.A. (MSC), Argentine corporations. All significant intercompany transactions and balances have been eliminated from the consolidated financial statements. No minority interest is reflected for the de minimus 0.01% of MSC owned by an unrelated third party.

b.	Foreign Currency Translation

The Corporation’s consolidated operations are integrated and balances denominated in currencies other than U.S. dollars are translated into U.S. dollars using the temporal method. This method translates monetary balances at the rate of exchange at the balance sheet date, non-monetary balances at historic exchange rates and revenues and expense items at average exchange rates. The resulting gains and losses are included in the statement of operations in the reporting period.

c.	Cash Equivalents

The Corporation considers cash and cash equivalents to include amounts held in banks and highly liquid investments with remaining maturities at point of purchase of three months or less. The Corporation places its cash and cash investments with institutions of high credit worthiness. At times, such investments may be in excess of federal insurance limits.

d.	Mineral Properties and Deferred Exploration Costs

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

e.	Capital Assets and Depreciation

Capital assets are recorded at cost, and depreciation is provided on a declining balance basis over their estimated useful lives of up to five years at an annual rate of up to 40% to a residual value of 10%.

f.	Share Issue Costs

Commissions paid to underwriters on the issuance of the Corporation’s shares are charged directly to share capital. Other share issue costs, such as legal, accounting, auditing and printing costs, are charged to accumulated deficit.

g.	Accounting for Income Taxes

Income taxes are calculated using the liability method of accounting. Temporary differences arising from the difference between the tax basis of an asset or liability and its carrying amount on the balance sheet are used to calculate future income tax liabilities or assets. The future income tax asset and liabilities are measured using tax rates and laws that are expected to apply when the temporary differences are expected to reverse.

When acquisitions are made and a difference exists between the cost of the asset and its tax basis, a future income tax liability or asset is recorded. The amount of the future income tax liability or asset is included in the initial carrying value of the acquired asset.

h.	Basic and Diluted Income (Loss) Per Common Share

Basic earnings per share (EPS) is calculated by dividing income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock

i.	Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ materially from those reported.

j.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, receivables, accounts payable and accruals and due to related parties, approximate their fair values. Unless otherwise noted, it is management’s opinion that the Corporation is not exposed to significant foreign currency or other risks arising from these financial instruments.

k.	Change in Accounting Policy – Stock Based Compensation

The Corporation has adopted the new recommendations of CICA Handbook Section 3870, stock-based compensation and other stock-based payments. It is applied on a prospective basis and applies to all awards granted on or after January 1, 2002. Section 3870 establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services.

i.	Consultants

The standard requires that all stock-based awards made to consultants be measured and recognized in these consolidated financial statements using a fair value based method.

ii.	Employees

The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of the fair value based method for all direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities. The Corporation continues to use the intrinsic value method of accounting for stock options granted to directors and employees, as allowed under the new section. Under this method, compensation costs are not recognized in the financial statements for stock options granted to directors and employees when issued at fair market value. The proceeds received on exercise of stock options are credited to share capital. The section does, however, require the disclosure on a pro forma basis of the impact on operations of using the fair-value based method for stock options granted to directors and employees on or after January 1, 2002.

l.	Recent United States Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which amends SFAS No. 19. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of this statement on January 1, 2003 did not have a material effect on the financial statements.

The FASB also issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30,

“Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. It also amends APB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption of this statement on January 1, 2002 did not have a material effect on the financial statements.

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

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for an entity for voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Management does not intend to adopt the fair value accounting provisions of SFAS 123 and currently believes that the adoption of SFAS No. 148 will not have a material impact on our financial statements.

3. MINERAL PROPERTIES AND DEFERRED EXPLORATION COSTS

At December 31, 2002, the Corporation, through its subsidiaries, held interests in a total of approximately 198,140 hectares of mineral rights and mining lands in three Argentine provinces. Under its present acquisition and exploration programs, the Corporation is continually acquiring additional mineral property interests and exploring and evaluating its properties. If, after evaluation, a property does not meet the Corporation’s requirements, then the property and deferred exploration costs are written off to operations. All properties in Argentina are subject to a royalty agreement as disclosed in Note 6. Mineral property costs and deferred exploration costs, net of mineral property option proceeds, are as follows:

Province/ Property Package	Property	Carrying Value December 31, 2001	Acquisition Costs 2002	Exploration and Overhead 2002	Write-Offs 2002	Carrying Value December 31, 2002
ARGENTINA
San Juan	Cateos	$327,810	$0	$149	$0	$327,959
San José	El Pluma	1,460,185	0	(285,169)	0	1,175,016
	Cerro Saavedra	1,201,964	0	12,546	0	1,214,510
Santa Cruz	Cateos	497,607	13,547	41,782	0	552,936
Chubut	Cateos	32,823	7,442	205,889	0	246,154
Neuquén	General	0	11	6,841	0	6,852
Río Negro	General	0	0	13,021	0	13,021
TOTAL		$3,520,389	$21,000	$(4,941)	$0	$3,536,448

Province/ Property Package	Property	Carrying Value December 31, 2000	Acquisition Costs 2001	Exploration and Overhead 2001	Write-Offs 2001	Carrying Value December 31, 2001
ARGENTINA
San Juan	Cateos	$327,235	$0	$575	$0	$327,810
San José	El Pluma	1,670,774	250	(210,839)	0	1,460,185
	Cerro Saavedra	1,199,037	0	2,927	0	1,201,964
Santa Cruz	Cateos	492,431	1,201	3,975	0	497,607
Chubut	Cateos	169,820	(146,522)	9,525	0	32,823
TOTAL		$3,859,297	$(145,071)	$(193,837)	$0	$3,520,389

a.	San José Project

The San José project (formerly, El Pluma/Cerro Saavedra) area is made up of one cateo and 46 manifestations of discovery totaling 40,499 ha. The cateos are located in the western half of the province of Santa Cruz. All of the cateos are controlled 100% by Minera Santa Cruz S.A., a holding and operating company set up under the terms of the agreement with MHC. Any production from these lands may be subject to a provincial royalty. Holding costs for 2003 are estimated to be Peso $35,000.

In October of 2000, following completion of a 30-day due diligence period under a memorandum of understanding, Mauricio Hochschild & Cia. Ltda. (“MHC”) of Lima, Peru exercised an option to enter into a joint venture on the project.

On March 15, 2001, Minera Andes Inc. signed an option and joint venture agreement with MHC for the exploration and possible development of Minera Andes’ epithermal gold-silver exploration land package at El Pluma/Cerro Saavedra (now referred to as San José), including Huevos Verdes.

Under the agreement, MHC can earn a 51 percent ownership in the JV by spending a total of $3 million in three years, and a minimum of $100,000 per year on exploration targets within the JV, other than Huevos Verdes, the most advanced prospect. In addition, MHC will make semiannual payments totaling $400,000 per year until pilot plant production is achieved. To date, MHC has made all required payments.

Once MHC vests at 51 percent ownership, Minera Andes will have the option of participating in the development of a pilot production plant that would process a minimum of 50 tons per day (tpd). Minera Andes may participate on either a pro-rata basis, or by choosing to retain a 35 percent “carried” ownership interest. Upon the successful completion and operation of the 50 tpd plant, Minera Andes would have the option of participating on a pro-rata basis, or choosing a 15% interest in return to being “carried” to first production of 500 tpd.

b.	Chubut Projects

Minera Andes held four cateos and 15 manifestations of discovery in the Precordilleran region of Chubut. In August 2000, Minera Andes Inc. and Brancote Holdings PLC subsidiaries signed an agreement to purchase two of Minera Andes’ Chubut gold exploration properties. The agreements cover the Willimanco, Leleque and Leon properties. Brancote’s Argentine subsidiaries had a four-year option to purchase Willimanco and Leleque (and adjoining Leon properties) for a combined total of $1.25 million and a 2% net smelter return royalty. Combined payments were $50,000 upon signing the agreements, and $50,000 after six months. Payments increased to $100,000 every six months until year three, at which time payments were to increase to $150,000 every six months. Fourth year payments were to total $450,000 for a total of $1.25 million at the end of four years. All required payments to December 31, 2001 have been received. In November 2002, the Corporation negotiated a buy-out of these Chubut properties with Meridian Gold Inc. (surviving entity of Brancote Holdings PLC merger) for $720,000 and Peso $200,000, resulting in a gain of $898,241.

c.	Write-Off of Mineral Property and Deferred Exploration Costs

The Corporation has acquired exploration concessions, entered into option agreements and contracts, and carried out exploration on certain properties where it has determined that it would be unlikely that additional work would result in the discovery of economic reserves. Accordingly, any acquisition payments and the accumulated cost of exploration on those properties have been written off to operations. No factors came to light which resulted in write-offs during the years ended December 31, 2002 or 2001.

4. CAPITAL ASSETS

	December 31, 2002			December 31, 2001
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Vehicle	$29,296	$(26,381)	$2,915	$29,296	$(24,541)	$4,755
Office Equipment	29,438	(26,873)	2,565	27,724	(23,331)	4,393

Total	$58,734	$(53,254)	$5,480	$57,020	$(47,872)	$9,148

5. SHARE CAPITAL

a.	Authorized

The Corporation has authorized capital of an unlimited number of Common Shares, with no par value, and an unlimited number of preferred shares, with no par value.

At December 31, 2002, the Corporation has one stock option plan. The aggregate number of shares to be delivered upon the exercise of all options granted under the plan shall not exceed 10% of the Corporation’s issued and outstanding Common Shares, up to a maximum of 6,000,000 shares. The options vest immediately and are exercisable over terms of up to a maximum of five years.

b.	Issued, Allotted and/or Subscribed:

	Number of Shares	Amount
Common shares issued:
Issued for cash on incorporation	1	$1
Issued for acquisition of subsidiaries	4,000,000	575,537
Subscriptions received for private placement	0	57,069

Balance, December 31, 1994	4,000,001	632,607
Issued for cash (Cdn$0.10 each)	1,000,000	70,850
Issued for cash (Cdn$0.40 each)	2,345,094	669,058
Issued for cash (Cdn$1.00 each)	3,031,000	2,237,071
Issued for finder’s fee	150,000	0
Issued for services	168,000	0
Issued for subsidiary	336,814	0
Subscriptions applied	0	(57,069)

Balance, December 31, 1995	11,030,909	3,552,517
Issued for cash (Cdn$1.50 each)	1,433,333	1,535,553
Issued for broker special warrants	90,400	0

	Number of Shares	Amount
Issued for cash (Cdn$3.42 each)	877,194	2,174,388
Issued to N.A. Degerstrom, Inc.:
For cash (Cdn$1.44 each)	500,000	514,608
For cash on exercise of warrants (Cdn$1.75 each)	500,000	625,392
Issued for cash on exercise of warrants (Cdn$1.80 each)	67,500	89,220
Subscriptions received for private placement	0	4,873,336

Balance, December 31, 1996	14,499,336	13,365,014
Issued for cash on exercise of warrants (Cdn$1.80 each)	1,271,233	1,689,102
Issued for cash (private placement-Cdn$2.10 each)	3,370,481	4,873,336
Subscriptions applied	0	(4,873,336)
Issued for cash on exercise of options (Cdn$1.44 each)	75,000	78,146

Balance, December 31, 1997	19,216,050	15,132,262
Issued for cash on exercise of warrants (Cdn$1.60 each)	720,383	806,136
Issued for cash on exercise of options (Cdn$1.15 each)	15,000	11,936
Issued for cash on exercise of warrants (Cdn$1.53 each)	438,597	464,332

Balance, December 31, 1998	20,390,030	16,414,666
Issued for cash (by prospectus Cdn$0.25 each)	3,214,540	545,874
Issued for broker’s fees	128,582	0

Balance, December 31, 1999	23,733,152	16,960,540
Issued for cash (by prospectus Cdn$0.25 each)	5,985,460	1,032,973
Issued for broker’s fees	191,418	0
Issued for cash on exercise of options (Cdn$0.55 each)	90,000	34,109
Subscriptions received for private placement	0	162,242

Balance, December 31, 2000	30,000,030	18,189,864
Issued for cash on exercise of options (Cdn $0.25 each)	46,000	7,558

Balance, December 31, 2001	30,046,030	18,197,422
Issued for cash on exercise of options (Cdn$0.16 each)	91,500	9,449
Issued for cash (private placement Cdn $0.15 each)	4,416,667	402,224
Issued for exercise of special warrants	1,175,000	0
Issued for cash on exercise of warrants (Cdn$0.25 each)	1,175,000	186,923
Balance, December 31, 2002	36,904,197	$18,796,018

i.	On February 26, 2001 46,000 stock options were exercised at Cdn$0.25 for gross proceeds to the Corporation of Cdn$11,500 (US$7,558).

ii.	On June 25, 2002, the Corporation sold 4,416,667 units to 28 accredited investors for Cdn$0.15 per unit for an aggregate of Cdn$662,500 (US$432,498). Each unit consists of one common share and one-half common share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.35 for a period of 12 months. Each whole warrant has a forced exercise clause (starting when the units are exercisable), whereby the subscribers must exercise warrants into common shares if the average price of the common shares of the Corporation is equal to or greater than Cdn$0.50 per common share for a period of 30 consecutive trading days.

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

iii.	On November 30, 2000, Degerstrom acquired 1,175,000 special warrants of the Corporation at a price of Cdn$0.20 per special warrant for gross proceeds of Cdn$235,000 (US$162,242). Each special warrant entitled the holder to acquire one unit comprised of one common share of the Corporation and one non-transferable common share purchase warrant at no additional cost during the period commencing on the closing date, and ending at 4:30 p.m. (Calgary time) on the earlier of: (i) five (5) business days after the day upon receipt of a notice from the Corporation requesting the exercise of the special warrants; and (ii) November 30, 2002. Each warrant was exercisable into one common share at the price of Cdn$0.20 if exercised on or before 4:30 p.m. (Calgary time) on the first year anniversary of the issuance date or at a price of Cdn$0.25 if exercised on or before 4:30 (Calgary time) on the second year anniversary of the issuance date.

On August 22, 2002, Degerstrom exercised their 1,175,000 Special Warrants of the Corporation to acquire 1,175,000 units comprised of one common share of the Corporation and one non-transferable common share purchase warrant. On November 12, 2002 Degerstrom exercised their 1,175,000 purchase warrants at Cdn$0.25 for gross proceeds to the Corporation of Cdn$293,750 (US$186,923).

iv.	During 2002, the Corporation issued 91,500 shares for the exercise of stock options and received proceeds of Cdn$14,640 (US$9,449).

c.	Stock Options

A summary of the status of the Corporation’s stock option plan as of December 31, 2002 and 2001, and changes during the years ended on those dates is:

	2002		2001
	Options	(Cdn) Weighted Ave. Exercise Price	Options	(Cdn) Weighted Ave. Exercise Price
Outstanding and exercisable at beginning of year	2,214,000	$0.43	2,445,000	$0.44
Granted	930,000	$0.40	—	—
Exercised	(91,500)	$0.16	(46,000)	$0.25
Forfeited	(204,000)	$0.25	(185,000)	$0.68

Outstanding and exercisable at end of year	2,848,500	$0.44	2,214,000	$0.43

Weighted average fair value of options granted during the year		$0.37		N/A

The range of exercise prices is from Cdn$0.16 to Cdn$0.68 with a weighted average remaining contractual life of 2.56 years at December 31, 2002.

At December 31, 2002 there were options held by directors, officers and employees of the Corporation for the purchase of Common Shares as follows:

Number of Shares	Exercise Price	Expiry Date
215,000	Cdn$0.68	March 2, 2003
1,146,000	Cdn$0.55	June 3, 2004
29,000	Cdn$0.59	June 3, 2004
528,500	Cdn$0.16	August 28, 2005
930,000	Cdn$0.40	June 27, 2007

2,848,500

Under Canadian and United States generally accepted accounting principles, no compensation expense is recorded for stock options issued to employees. However, generally accepted accounting principles require disclosure of compensation expense for the stock option plan as if it had been determined based on the fair market value-based method. The Corporation’s net loss for the year and net loss per common share would have been changed to the pro forma amounts below had the fair market value based method been followed:

	2002	2001
Income (loss) applicable to common shareholders:
As reported	$403,679	$(383,689)
Stock-based employee compensation expense included in reported loss	—	—
Stock-based employee compensation expense determined under fair value based method for all awards	(169,872)	—

Pro forma	$233,807	$(383,689)

Income (loss) applicable to common shareholders per share:
As reported	$0.01	$(0.01)
Pro forma	$0.01	$(0.01)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002:

2002
Dividend yield (%)	—
Expected volatility (%)	131
Risk-free interest rates (%)	4.08
Expected lives (years)	5.00

The fair value of stock option compensation to non-employees during the year ended December 31, 2002 included in consulting fees expense was $33,372 (2001 – $0).

d.	Warrants

At December 31, 2002 there were 4,858,334 warrants outstanding entitling the holders to purchase 2,650,000 Common Shares of the Corporation. At December 31, 2001 there were 1,175,000 Special Warrants outstanding entitling the holder to acquire 1,175,000 Common Shares and 1,175,000 common share purchase warrants of the Corporation.

i.	On January 31, 2001 warrants to purchase 9,200,000 Common Shares at an exercise price of Cdn$0.35 per share expired without being exercised.

ii.	On June 25, 2002, the Corporation sold 4,416,667 units to 28 accredited investors for Cdn$0.15 per unit for an aggregate of Cdn$662,500 (US$432,498). Each unit consists of one common share and one-half common share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.35 for a period of 12 months. Each whole warrant has a forced exercise clause (starting when the units are exercisable), whereby the subscribers must exercise warrants into common shares if the average price of the common shares of the Corporation is equal to or greater than Cdn$0.50 per common share for a period of 30 consecutive trading days.

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

iii.	On August 22, 2002, Degerstrom exercised 1,175,000 Special Warrants of the Corporation to acquire 1,175,000 units comprised of one common share of the Corporation and one non-transferable common share purchase warrant. On November 12, 2002 Degerstrom exercised their1,175,000 purchase warrants at Cdn$0.25 for gross proceeds to the Corporation of Cdn$293,750 (US$186,923). See Note 5b for additional information.

e.	Earnings Per Share

The following table presents a reconciliation of the numerator and denominators used in the basic and diluted income per share computations, which includes the number of antidilutive securities that were not included in the dilutive income per share computation. These antidilutive securities occur when options or warrants outstanding hold an option or warrant exercise price greater that the average market price of the period.

	For the Year Ended December 31, 2002
	Net Income (Numerator)	Weighted Avg. Shares (Denominator)	Per Share Amount
Income (loss) per common share—basic	$403,679	32,959,486	$0.01
Effect of dilutive securities:
Common stock options	—	242,788
Common stock warrants	—	205,418

Income per share—diluted	$403,679	33,407,692	$0.01

Antidilutive options not included in diluted income per share		2,228,500

Antidilutive warrants not included in diluted income per share		—

	For the Year Ended December 31, 2001
	Net Income (Numerator)	Weighted Avg. Shares (Denominator)	Per Share Amount
Income (loss) per common share—basic	$(383,689)	30,038,972	$(0.01)
Effect of dilutive securities:
Common stock options	—	—
Common stock warrants	—	—

Income per share—diluted	$(383,689)	30,038,972	$(0.01)

Antidilutive options not included in diluted income per share		2,214,000

Antidilutive warrants not included in diluted income per share		1,175,000

6. AGREEMENTS, COMMITMENTS AND CONTINGENCIES

a.	Mineral rights in Argentina are owned by the federal government and administered by the provinces. The provinces can levy a maximum 3% “mouth of mine” (gross proceeds) royalty. The provinces of Mendoza and Neuquén have waived their right to a royalty. The provinces of Río Negro, San Juan, Santa Clara and Chubut have not yet established a policy regarding the royalty.

b.	While the operating agreement between the Corporation and Degerstrom is in effect (see Note 7a), a net smelter royalty on all existing and future properties is payable to Degerstrom equal to the difference between 3% and any underlying royalties, subject to a maximum of 2% payable to Degerstrom. The Corporation may purchase up to one half of the royalty upon payment of $1,500,000 per percent purchased.

c.	Under the terms of an acquisition agreement dated March 8, 1995, the Corporation may be obligated to issue additional Common Shares as consideration for the acquisition of its subsidiaries. The number of shares that would be issued to Degerstrom upon a property reaching bankable feasibility would be 1,213,409 Common Shares of the Corporation.

d.	The Corporation rents office space in Argentina for $1,100 per month with a commitment through August 2003.

7. RELATED PARTY TRANSACTIONS

a.	Degerstrom is the controlling shareholder of the Corporation. Under the terms of an operating agreement between the Corporation and Degerstrom, Degerstrom will operate and manage the exploration program on all properties and provide related off-site administrative assistance, as required. Consideration will be 15% of the costs incurred by Degerstrom on behalf of the Corporation. Costs paid directly by the Corporation are not subject to the fee.

During the years ended December 31, 2002 and 2001, administrative fees were paid to Degerstrom of $41,144 and $40,918 on total costs incurred by the Corporation of $315,434 and $305,298 respectively.

b.	On November 30, 2000, Degerstrom acquired 1,175,000 Special Warrants of the Corporation at a price of Cdn$0.20 per special warrant for gross proceeds of Cdn$235,000 (US$162,242). Each special warrant entitled the holder to acquire one unit comprised of one common share of the Corporation and one non-transferable common share purchase warrant at no additional cost during the period commencing on the closing date, and ending at 4:30 p.m. (Calgary time) on the earlier of: (i) five (5) business days after the day upon receipt of a notice from the Corporation requesting the exercise of the special warrants; and (ii) November 30, 2002. Each warrant was exercisable into one common share at the price of Cdn$0.20 if exercised on or before 4:30 p.m. (Calgary time) on the first year anniversary of the issuance date or at a price of Cdn$0.25 if exercised on or before 4:30 (Calgary time) on the second year anniversary of the issuance date.

On August 22, 2002, Degerstrom exercised their 1,175,000 Special Warrants of the Corporation to acquire 1,175,000 units comprised of one common share of the Corporation and one non-transferable common share purchase warrant. On November 12, 2002 Degerstrom exercised their 1,175,000 purchase warrants at Cdn$0.25 for gross proceeds to the Corporation of Cdn$293,750 (US$186,923).

c.	During 2002 and 2001, the Corporation incurred the following transactions with related parties: financial consulting to a director totaling $1,680 and $2,100, and legal fees to a firm in which a director and officer is an associate, totaling $43,719 and $11,624, respectively. The above noted transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

d.	During 2001 the Corporation sold all shares of NADSA and certain unused assets in Argentina to Degerstrom for $45,800. The value of the shares sold to Degerstrom ($10,000) was based on the approximate capital required to set up the NADSA corporation. Of the $69,584 gain on sale of capital assets, $27,648 arose on the sale of assets at exchange value to Degerstrom.

8. INCOME TAXES

Due to the losses incurred by the Corporation, there is no income tax provision or benefit recorded for the years presented. The net future tax asset at December 31, 2002 and 2001 of $988,000 and $1,259,000 is comprised only of net operating loss carryforwards which is totally offset by an identical valuation allowance. No future tax asset has been recognized due to the uncertainty of future realization.

The Corporation has Canadian non-capital losses available to carry forward to apply against future taxable income of approximately $2.4 million expiring as follows:

2004	315,000
2005	454,000
2006	706,000
2007	537,000
2008	365,000

$2,377,000

Major items causing the Corporation’s effective tax rate to differ from the statutory rate is as follows:

	December 31, 2002		December 31, 2001
Income tax (benefit) at statutory rate	$153,398	38%	$(161,149)	(42%)
Change in statutory rate	117,602	29%	—	—%
Changes in valuation allowance	(271,000)	(67%)	161,149	42%

	—	—%	$—	—%

9. COMPARATIVE FIGURES

Certain financial statement line items from prior years have been reclassified to conform with the current year’s presentation. These reclassifications had no effect on the net loss and accumulated deficit as previously presented.

10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING        PRINCIPLES

As discussed in Note 2, these financial statements are prepared in accordance with Canadian generally accepted accounting principles. Differences between Canadian and United States generally accepted accounting principles as they apply to these financial statements are summarized as follows:

a.	Compensation Expense Associated with Release of Shares from Escrow
Under U.S. GAAP, stock compensation expense is recorded as shares held in escrow become eligible for release based upon the number of shares eligible for release and the market value of the shares at that time. Under Canadian GAAP, no value is attributed to such shares released and no compensation expense is recorded. Shares become eligible for release from escrow based on deferred exploration expenditure in accordance with the Escrow Agreement and with the consent of The TSX Venture Exchange. During the years ended December 31, 2002 and 2001 and for the period from July 1, 1994 (commencement) through December 31, 2002, the Corporation would have recorded compensation expense of $0, $0 and $6,324,914, respectively, under U.S. GAAP.

b.	Mineral Properties and Deferred Exploration Costs
The U.S. Securities and Exchange Commission staff has taken the position that a U.S. registrant without proven and probable economic reserves, in most cases, could not support the recovery of the carrying value of deferred exploration costs. Therefore, the Corporation has presented the effect of expensing all deferred exploration costs as a reconciling item between U.S. and Canadian GAAP.

c.	Impact on Consolidated Financial Statements

The impact of the above on the consolidated financial statements is as follows:

	Dec. 31, 2002	Dec. 31, 2001
Shareholders’ equity, end of period, per Canadian GAAP	$4,565,490	$3,559,667
Adjustment for acquisition and deferred exploration costs	(3,536,448)	(3,520,389)

Shareholders’ equity, end of period, per U.S. GAAP	$1,029,042	$39,278

	Year Ended		Period from July 1, 1994 (commencement) through December 31, 2002
	Dec. 31, 2002	Dec. 31, 2001
Net income (loss) for the period, per Canadian GAAP	$403,679	$(383,689)	$(13,373,847)
Adjustment for acquisition of Scotia	—	—	(248,590)
Adjustment for compensation expense	—	—	(6,324,914)
Adjustment for deferred exploration costs, net	(16,059)	188,120	(3,536,448)

Net income (loss) for the period, per U.S. GAAP	$387,620	$(195,569)	$(23,483,799)

Basic and diluted net income (loss) per common share, per U.S. GAAP	$0.01	$(0.01)

During 1995, the Corporation issued 336,814 Common Shares for the acquisition of Scotia. Under U.S. GAAP, these shares would be valued at $248,590, the fair market value of the shares issued. This value, plus the $17,215 of net liabilities of Scotia assumed by the Corporation, would have been recorded as property rights at the acquisition date under U.S. GAAP.

11. SUBSEQUENT EVENTS

On March 10, 2003, Key Executive Employee Contracts were signed between Minera Andes and Allen Ambrose and Minera Andes and Brian Gavin, effective January 1, 2003.

On March 21, 2003 we issued 715,000 stock options to directors, officers and employees of Minera Andes with an exercise price of Cdn$0.31. There is a four-month hold period on 697,000 stock options; 18,000 stock options vest quarterly over a period of one year. The expiry date of the options is March 21, 2013.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL                 DISCLOSURE

On July 24, 2001, PricewaterhouseCoopers LLP, as independent accountants, notified us it had resigned as our independent accountants, following the closure of its Spokane office. We engaged BDO Dunwoody LLP as our new principal independent accountants effective July 24, 2001.

PART III

ITEM	9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Information with respect to our directors, executive officers and significant employees is set forth below.

Name	Age	Positions Held

Allen Ambrose	46	President and Director

Brian Gavin	49	Vice-President of Exploration, Director of MASA

Allan J. Marter	55	Director

Jorge Vargas	61	Director and President of MASA & MSC

Gary Craig	54	Director

John Johnson Crabb	77	Director

A.D. (Darryl) Drummond	66	Director

Bonnie L. Kuhn	37	Secretary, CFO and Director

Allen Ambrose, President and Director, has 23 years of experience in the mining industry including his position as Exploration Manager with Degerstrom and has been a director of Minera Andes since November 1995. Prior to joining Degerstrom in 1988, Mr. Ambrose was a geologist for Cyprus Minerals, Kidd Creek Mines, Molycorp, Boise Cascade and Dennison Mines. Mr. Ambrose has extensive experience in all phases of exploration, project evaluation and project management and has worked as a geologist consultant in the U.S., Venezuela and most recently Argentina. He holds a B.Sc. degree in Geology from Eastern Washington University. While consulting for Gold Reserve Corporation, he was a co-discoverer of the auriferous massive sulfide exposure that led to their acquisition of the Brisas project in Venezuela. Mr. Ambrose sat on the board of directors of Cadre Resources Ltd. until March 2001 and has been a director of Saxony Explorations Ltd. And Kaieteur Resource Corporation since July 2002.

Brian Gavin, Vice President of Exploration, Director of MASA, has 23 years of experience in exploration geology. Mr. Gavin has extensive experience in all phases of exploration, project evaluation and project management in the search for precious and base metals, industrial minerals and has worked in the field as project manager and consultant in the U.S., Mexico, Nigeria, Argentina and most recently, in Romania. He holds a B. Sc. (Honours) degree in Geology from the University of London and M. S. degree in Geology and Geophysics from the University of Missouri. From 1981 to 1993, he was a consultant with Ernest K. Lehman & Associates, which is a geological mining consulting firm. From 1993, he has been employed by Degerstrom. Mr. Gavin also serves as an officer and director of Franconia Minerals Corporation since June 2001.

Allan J. Marter, Director, was Chief Financial Officer of Minera Andes from June 1997 to March 2000 and a director since June 1997. On November 8, 1999, he was appointed Vice President and Chief Financial Officer of Golden Star Resources Ltd. Mr. Marter was a financial advisor in the mining industry and Principal of Waiata Resources, from April 1996 to November 8, 1999 and has provided financial advisory services to us since April 30, 1996. Mr. Marter is a finance professional with 24 years experience in the mining industry. From 1992 through 1996, he was employed as a director of Endeavor Financial Inc., a mining financial advisory firm. Mr. Marter also serves as a director of Addwest Minerals International, Ltd. and Golden Phoenix Minerals Inc.

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

Gary A. Craig. Director, has been a director since April 12, 2002. Mr. Craig has a degree in Civil Engineering and is currently Vice President of Operations for N.A. Degerstrom, Inc. His responsibilities for Degerstrom include managing 350 employees at various job sites throughout the U.S. and Argentina. Before his employment with Degerstrom, Mr. Craig worked 27 years for Dravo Corporation. The last 20 years with Dravo he worked as project manager for a phosphate mining operation, where he oversaw 100 employees.

John Johnson Crabb, Director, graduated from the University of British Columbia in 1951 with a Masters Degree in Geology and has been a director of Minera Andes since November 1995. He was a director of Inland Resources, Inc. from 1985 to November 1995. Mr. Crabb was the director of Pegasus Gold Inc. and Vice President of Exploration for Crowsnest Resources Ltd., a wholly owned subsidiary of Shell Canada.

A.D. (Darryl) Drummond, Director, is a Ph.D. and a professional engineer and has been a director of Minera Andes since June 1996. He graduated from the University of British Columbia with a B.A.Sc. in Geological Engineering in 1959 and with a M.A.Sc. in 1961. He obtained his Doctorate degree in 1966 from the University of California at Berkeley. As an undergraduate and graduate, he worked with Kennco Explorations (Western) Ltd. during the period 1958 to 1961. He has been associated with the Placer Development Group of Companies since 1963, first with Craigmont Mines Ltd., then Endako Mines and Gibraltar Mines. At the Placer head office since 1967, he initially was a Research Geologist and then Assistant Exploration Manager, Western Canada, for Canex Placer Ltd. During 1977 to 1979, he was Manager of Placer Development y Cia. Ltda. in Santiago, Chile, then returned to the position of Research Geologist with the Technical Services Advisory Group for the Placer Group of Companies in Vancouver. On March 1, 1981, he and David Howard became principals in a mineral exploration management firm called D.D.H. Geomanagement Ltd. with offices in Vancouver, British Columbia. Since 1981, consulting tasks have concentrated on all aspects of mineral deposit evaluation covering precious metal, base metal and industrial mineral types in such countries as Argentina, Canada, Chile, China, Costa Rica, Ecuador, Guyana, Mexico, Philippines, United States of America and Venezuela. He is a member of the Society of Economic Geology and a member of the Geology Section of the Canadian Institute of Mining and Metallurgy. He is the President of D.D.H. Geomanagement from 1981 to the present; director of Cadre Resources Ltd. from November 1994 to February 1995; director of All North Resources Ltd. from May 1995 to July 9, 1996; and director of International All-North Resources Ltd. from July 10, 1996 to December 23, 1998; director of The Quinto Mining Corporation from September 11, 1996 to August 10, 1997; director of Riverdance Resources Corporation from January 1998 to December 15, 1998; director of Kaieteur Resources Corporation from December 23, 1998 to present; director of Saxony Explorations Ltd. from February 2000 to present; and director of Valerie Gold Resources from November 6, 1998 to present.

Bonnie L. Kuhn, Secretary, Chief Financial Officer and Director, has been the Secretary and a director of Minera Andes since June 1997 and has been Chief Financial Officer since May 2000. Since July 2001, Ms. Kuhn has been an associate of Field Atkinson Perraton LLP, Barristers and Solicitors. She had been a solicitor with the firm Ogilvie and Company, Barristers and Solicitors, Calgary, Alberta, from January 1994 to December 31, 1998. Ogilvie and Company of Calgary changed its name to Armstrong Perkins Hudson LLP in 1999. From January 1, 1999 to June 2001, Ms. Kuhn was a partner with Armstrong Perkins Hudson. From August 1993 to December 1994, Ms. Kuhn was a Crown prosecutor with the Government of Alberta, Department of Justice. Ms. Kuhn is a member of the Law Society of Alberta and the Canadian Bar Association. She obtained her LLB from the University of Manitoba in 1989. Ms. Kuhn was a director of Talon Petroleums Ltd., an oil and gas exploration company, from September 1997 to September 1999. Ms. Kuhn is currently a director of Tajzha Ventures Ltd., an oil and gas exploration company, and is an officer and director of Franconia Minerals Corporation.

We have six directors, two of whom are executive officers. Directors serve terms of one year or until their successors are elected or appointed. No remuneration of any kind has been paid to any director, in his capacity as such, and there is no intention that they will be remunerated in that capacity in the immediate future. We reimburse expenses incurred by directors in connection with their activities on our behalf.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Executive Compensation. The following table sets forth compensation paid, directly or indirectly, by Minera Andes during the last fiscal year for services rendered by Allen Ambrose, President, and Brian Gavin, Vice President of Exploration (“Named Executive Officers”).

Summary Compensation Table

	Annual Compensation				Long Term Compensation
	Fiscal Year	Salary ($)	Other Annual Compensation ($)		Securities Underlying Options/SARs (#)
Allen Ambrose (1)	2002	87,444	9,903	(2)	160,000
President	2001	87,444	9,767		—
	2000	87,404	9,164		100,000

Brian Gavin (1)	2002	87,444	9,903	(3)	160,000
Vice President of Exploration	2001	87,444	9 767		—
	2000	87,404	9,164		100,000

Notes:

(1)	Allen Ambrose and Brian Gavin, as employees of Degerstrom, provided services under the Operating Agreement (See “Description of the Business”) which services were invoiced to us under the Operating Agreement.

(2)	During the 2002 fiscal year, the following benefits were provided to Mr. Ambrose by Degerstrom and invoiced to us:

401K Base	$2,616
401K Match	$1,744
Medical Insurance	$5,543

(3)	During the 2002 fiscal year, the following benefits were provided to Mr. Gavin by Degerstrom and invoiced to us:

401K Base	$2,616
401K Match	$1,744
Medical Insurance	$5,543

Stock Options Granted in 2002. The following table sets forth certain information concerning individual stock options granted to the Named Executives during the year ended December 31, 2002.

Option Grants in the Last Fiscal Year

	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price (Cdn$/Sh)	Expiration Date
Allen Ambrose	160,000	17.2%	$0.40	June 27, 2007
Brian Gavin	160,000	17.2%	$0.40	June 27, 2007

Aggregated Option Exercises. The following table sets forth certain information concerning the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2002. Also reported are values of “in-the-money” options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our Common Shares as of December 31, 2002.

Fiscal Year-End Option Values

	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year-End (1)(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Allen Ambrose	0	$0	500,000	0	$18,572	$0
Brian Gavin	0	$0	500,000	0	$18,572	$0

Notes:

(1)	There were 260,000 stock options for each Named Executive that were in-the-money as of December 31, 2002. On December 31, 2002 the closing price of the Common Shares on TSX-V was Cdn$0.42.

(2)	The currency exchange rate applied in calculating the value of unexercised in-the-money options was the late New York trading rate of exchange for December 31, 2002 as reported by the Wall Street Journal for conversion of United States dollars into Canadian dollars was U.S.$1.00 = Cdn$1.5723 or Cdn$1.00 = U.S.$0.6360.

Stock Option Plan

The Board of Directors adopted a stock option plan (the “Plan”) which was approved with amendments by the shareholders of the Corporation at the Annual and Special Meeting of Shareholders held on June 26, 1996, which was subsequently amended at our Annual and Special Meeting of Shareholders held on June 26, 1998, and June 23, 1999. The purpose of the Plan is to afford the persons who provide services to Minera Andes or any of its subsidiaries or affiliates, whether directors, officers or employees of Minera Andes or its subsidiaries or affiliates, an opportunity to obtain a proprietary interest in Minera Andes by permitting them to purchase Common Shares and to aid in attracting, as well as retaining and encouraging the continued involvement of such persons with us. Under the terms of the Plan, the board of directors has full authority to administer the Plan in accordance with the terms of the Plan and at any time amend or revise the terms of the Plan provided, however, that no amendment or revision shall alter the terms of options already granted. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan shall not exceed 10% of the our issued and outstanding Common Shares up to a maximum of 6,000,000 shares. No participant may be granted an option under the Plan which exceeds the number of shares permitted to be granted pursuant to rules or policies of any stock exchange on which the Common Shares is then listed.

Under the Plan, the exercise price of the shares covered by each option shall be determined by the directors and shall be not less than the closing price of our Common Shares on the stock exchange or stock exchanges on which the shares are listed on the last trading day immediately preceding the day on which the stock exchange is notified of the proposed issuance of option, less any discounts permitted by the policy or policies of such stock exchange or stock exchanges. If an option is granted within six months of a public distribution of our Common Shares by way of prospectus, then the minimum exercise price of such option shall, if the policy of such stock exchange or stock exchanges requires, be the greater of the price determined pursuant to the provisions of the Plan and the price per share paid by the investing public for our Common Shares acquired by the public during such public distribution, determined in accordance with the policy of such stock exchange or stock exchanges. Options granted under the Plan will not be transferable and, if they are not exercised, will expire one (1) year following the date the optionee ceases to be director, officer, employee or consultant of Minera Andes by reason of death, or ninety (90) days after ceasing to be a director, officer, employee or consultant of Minera Andes for any reason other than death.

At December 31, 2002, 524,420 options were available for grant under the Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership, as of March 14, 2003, of the Common Shares by (i) each person known by us to own beneficially more than 5% of the Common Shares, (ii) each director of Minera Andes, (iii) the Named Executive Officers (iv) all directors and executive officers as a group. Except as otherwise noted, we believe the persons listed below have sole investment and voting power with respect to the Common Shares owned by them.

Name and Address	Shares Beneficially Owned (1)		Percentage of Common Shares (1)
Named Executive Officers and Directors
Allen Ambrose	587,200	(2)	1.57%
3303 North Sullivan Road
Spokane, WA 99216

John Johnson Crabb	250,000	(3)	0.67%
3303 North Sullivan Road
Spokane, WA 99216

Name and Address	Shares Beneficially Owned (1)		Percentage of Common Shares (1)
Gary A. Craig	60,000	(4)	0.16%
3303 North Sullivan Road
Spokane, WA 99216

A.D. (Darryl) Drummond	180,000	(5)	0.48%
3303 North Sullivan Road
Spokane, WA 99216

Brian Gavin	590,400	(2)	1.58%
3303 North Sullivan Road
Spokane, WA 99216

Bonnie L. Kuhn	169,500	(6)	0.46%
1900, 350 7th Ave. S.W.
Calgary, Alberta T2P 2Y3

Allan J. Marter	220,000	(3)	0.59%
7721-D S. Curtice Way
Littleton, CO 80120

5% or Greater Shareholders
Neal A. and Joan L. Degerstrom	6,275,000	(7)(8)	17%
3303 North Sullivan Road
Spokane, WA 99216

All directors and	2,057,100	(9)	5.30%
executive officers as
a group (7 persons)

Notes:

(1)	Shares which the person or group has the right to acquire within 60 days after March 14, 2003 are deemed to be outstanding in determining the beneficial ownership of the person or group and in calculating the percentage ownership of the person or group, but are not deemed to be outstanding as to any other person or group.

(2)	Includes stock options entitling the holder to acquire 210,000 shares upon payment of Cdn$0.55, 160,000 shares upon payment of Cdn$0.40 and 100,000 shares upon payment of Cdn$0.16.

(3)	Includes stock options entitling the holder to acquire 120,000 shares upon payment of Cdn$0.55, 60,000 shares upon payment of Cdn$0.40 and 40,000 shares upon payment of Cdn$0.16.

(4)	Includes stock options entitling the holder to acquire 60,000 shares upon payment of Cdn$0.40.

(5)	Includes stock options entitling the holder to acquire 120,000 shares upon payment of Cdn$0.55, and 60,000 shares upon payment of Cdn$0.40.

(6)	Includes stock options entitling the holder to acquire 80,000 shares upon payment of Cdn$0.55, 8,500 shares upon payment of $0.16 and 80,000 shares upon payment of $0.40.

(7)	The Common Shares are owned beneficially by Mr. and Mrs. Degerstrom by virtue of their combined majority control of the record owner, N.A. Degerstrom, Inc.

(8)	Does not include 1,213,409 Common Shares reserved for issuance to Degerstrom upon the satisfaction of certain performance criteria. See “Description of Properties – the Degerstrom Agreement.”

(9)	Includes stock options to acquire 860,000 shares upon payment of Cdn$0.55, 640,000 shares upon payment of Cdn$0.40 and 288,500 shares upon payment of Cdn$0.16.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Minera Andes, MASA, NADSA and Degerstrom are party to an Operating Agreement whereby Degerstrom operates and manages the exploration program relating to Claims in return for a management fee and certain other consideration. See “Description of Properties – The Degerstrom Agreement.”

Allen Ambrose and Brian Gavin both serve as employees of Degerstrom and receive all of their compensation for management services provided to us under the Operating Agreement from Degerstrom. Neither Mr. Ambrose nor Mr. Gavin performs any services as employees of Degerstrom other than in their capacities as President and Vice President of Exploration of Minera Andes respectively. All of the compensation paid to Messrs. Ambrose and Gavin has been invoiced back to us by Degerstrom. See “Description of the Business – Operating Structure” and “Executive Compensation.”

During the years ended December 31, 2002 and 2001, administrative fees were paid to Degerstrom of $41,144 and $40,918 on total costs incurred by us of $315,434 and $305,298 respectively.

During 2002 and 2001, we incurred the following transactions with related parties: financial consulting to a director totaling $1,680 and $2,100, and legal fees to a firm in which a director and officer is an associate, totaling $43,719 and $11,624, respectively. The above noted transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

During 2001 we sold all shares of NADSA and certain unused assets in Argentina to Degerstrom for $45,800. The value of the shares sold to Degerstrom ($10,000) was based on the approximate capital required to set up the NADSA corporation. Of the $69,584 gain on sale of capital assets, $27,648 arose on the sale of assets at exchange value to Degerstrom.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits
The Exhibits as indexed on pages 59 through 60 of this report are included as part of this Form 10-KSB.

b.	Reports on Form 8-K
A report dated November 5, 2002 was filed with the Securities and Exchange Commission regarding N.A. Degerstrom, Inc.’s sale of 1,175,000 of our Common Shares with intention to use proceeds to exercise purchase warrants for 1,175,000 of our Common Shares.

ITEM 14. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures
Within the 90 days prior to the date of this report, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-14(c) and 15d-14(c)) under the supervision and with the participation of our management, including our President and our Chief Financial Officer. Based upon that evaluation, the Corporation’s President and its Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be included in our periodic SEC filings.

b.	Changes in Internal Controls
There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date we carried out this evaluation.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1

Asset and Share Acquisition Agreement between MASA, NADSA, Minera Andes Degerstrom, Brian Gavin, Jorge Vargas, and Enrique Rufino Marzari Elizalde, dated March 8, 1995, as amended on April 19, 1996 (incorporated by reference to Exhibit 2.1 to Minera Andes’ Registration Statement on Form 10-SB, Commission File No. 000-22731 (the “Form 10-SB”)).

2.2	Arrangement between Minera Andes and Scotia Prime Minerals, Inc. (incorporated by reference to Exhibit 2.2 to the Form 10-SB).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-SB).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-SB).

10.1	Conveyance Agreement between NADSA and N.A. Degerstrom, Inc., dated July 1, 1994 (incorporated by reference to Exhibit 10.1 to the Form 10-SB).

10.2	Conveyance Agreement between NADSA and N.A. Degerstrom, Inc., dated July 1, 1994 (incorporated by reference to Exhibit 10.2 to the Form 10-SB).

10.3	Operating Agreement between Minera Andes and N.A. Degerstrom, Inc. dated March 15, 1995 (incorporated by reference to Exhibit 10.3 to the Form 10-SB).

10.4	Share Option Agreement between Minera Andes and Jorge Vargas, dated March 15, 1995 (incorporated by the reference to Exhibit 10.4 to the Form 10-SB).

10.5	Share Option Agreement between Minera Andes and Enrique Rufino Marzari Elizalde, dated March 15, 1995 (incorporated by reference to Exhibit 10.5 to the Form 10-SB).

10.6	Special Warrant Indenture between Minera Andes and Montreal Trust Company of Canada, dated December 13, 1996 (incorporated by reference to Exhibit 10.18 to the Form 10-SB).

10.7	Purchase Warrant Indenture between Minera Andes and Montreal Trust Company of Canada, dated December 13, 1996 (incorporated by reference to Exhibit 10.19 to the Form 10-SB).

10.8	Agreement dated April 30, 1996 between Minera Andes and Waiata Resources for the provision of financial advisory services (incorporated by reference to Exhibit 10.20 to the Form 10-SB).

10.9

Amended Stock Option Plan, dated June 26, 1996, as amended June 26, 1998, as amended June 23, 2000 (incorporated by reference to Exhibit 10.15 to the Form 10-KSB for the fiscal year ended December 31, 2000).

10.10

Purchase and Sales Agreement (Chubut cateos, Mina León I, Mina León II and Leleque) dated August 28, 2000 between Minera Andes S.A. and Cordon Leleque S.A.(incorporated by reference to Exhibit 10.17 to the Form 10-KSB for the fiscal year ended December 31, 2000).

10.11

Purchase and Sales Agreement (Chubut cateos, Willimanco) dated August 28, 2000 between Minera Andes S.A. and Minera El Desquite S.A.(incorporated by reference to Exhibit 10.18 to the Form 10-KSB for the fiscal year ended December 31, 2000).

10.12

Option and Joint Venture Agreement (El Pluma/Cerro Saavedra properties, now referred to as San José) between Minera Andes and Mauricio Hochschild & Cia. Ltda. dated March 15, 2001(incorporated by reference to Exhibit 10.19 to the Form 10-KSB for the fiscal year ended December 31, 2000).

10.13

Amendment to the Option and Joint Venture Agreement (El Pluma/Cerro Saavedra properties, now referred to as San José) between Minera Andes and Mauricio Hochschild & Cia. Ltda. of March 15, 2001 dated May 14, 2002 (incorporated by reference to Exhibit 10.20 to the third quarter 2002 10-QSB).

10.14

Second Amendment to the Option and Joint Venture Agreement (El Pluma/Cerro Saavedra properties, now referred to as San José) between Minera Andes and Mauricio Hochschild & Cia. Ltda. of March 15, 2001 dated August 27, 2002 (incorporated by reference to Exhibit 10.21 to the third quarter 2002 10-QSB).

10.15	Key Executive Employment Contract between Allen Ambrose and Minera Andes, effective January 1, 2003.*

10.16	Key Executive Employment Contract between Brian Gavin and Minera Andes, effective January 1, 2003.*

21.1	List of subsidiaries.*

23.1	Consent of BDO Dunwoody LLP.*

99.1	Officer’s Certificate for Allen V. Ambrose*

99.2	Officer’s Certificate for Bonnie L. Kuhn*

*	Exhibits filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf be the undersigned, thereunto duly authorized, effective March 26, 2003.

MINERA ANDES INC. Registrant

By:	/s/ ALLEN V. AMBROSE
Allen V. Ambrose, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 26, 2003	By:	/s/ ALLEN V. AMBROSE
Allen V. Ambrose, Director

Date:	March 26, 2003	By:	/s/ JOHN JOHNSON CRABB
John Johnson (Jack) Crabb, Director

Date:	March 26, 2003	By:	/s/ GARY A. CRAIG
Gary A. Craig, Director

Date:	March 26, 2003	By:	/s/ A.D. DRUMMOND
A.D. (Darryl) Drummond, Director

Date:	March 26, 2003	By:	/s/ BONNIE L. KUHN
Bonnie L. Kuhn, Director, CFO

Date:	March 26, 2003	By:	/s/ ALLAN J. MARTER
Allan J. Marter, Director

CERTIFICATION

I, Allen V. Ambrose, certify that:

1.	I have reviewed this year-end report on Form 10-KSB of Minera Andes Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By:	/s/ ALLEN V. AMBROSE
Allen V. Ambrose, President

CERTIFICATION

I, Bonnie L. Kuhn, certify that:

1.	I have reviewed this year-end report on Form 10-KSB of Minera Andes Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By:	/s/ BONNIE L. KUHN
Bonnie L. Kuhn, CFO and Secretary