Form 10QSB
period 2003-03-31
MINERA ANDES INC /WA
filed 2003-05-15
CIK 1030219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission file Number 000-22731

MINERA ANDES INC.
(Exact name of small business issuer as specified in its charter)

ALBERTA, CANADA	NONE
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3303 N. SULLIVAN ROAD, SPOKANE, WA 99216
(Address of principal executive offices)

(509) 921-7322
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Shares outstanding as of April 30, 2003: 37,009,197 shares of common stock, with no par value

Transitional Small Business Disclosure Format (Check One): Yes  ☐     No  ☒

MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED BALANCE SHEETS
(U.S. Dollars - Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Current:
Cash and cash equivalents	$973,703	$1,009,258
Receivables and prepaid expenses	47,689	63,294

Total current assets	1,021,392	1,072,552
Mineral properties and deferred exploration costs	3,447,477	3,536,448
Capital assets, net	4,787	5,480

Total assets	$4,473,656	$4,614,480

LIABILITIES
Current:
Accounts payable and accruals	$33,476	$23,244
Due to related parties	42,844	25,746

Total current liabilities	76,320	48,990
SHAREHOLDERS’ EQUITY
Share capital	18,813,052	18,796,018
Contributed capital - stock option compensation	59,397	33,372
Accumulated deficit	(14,475,113)	(14,263,900)

Total shareholders’ equity	4,397,336	4,565,490

Total liabilities and shareholders’ equity	$4,473,656	$4,614,480

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(U.S. Dollars - Unaudited)

	Three Months Ended		Period from July 1, 1994
			(commencement)
	March 31, 2003	March 31, 2002	through March 31, 2003

Administration fees	$7,851	$6,387	$265,427
Audit and accounting	12,203	7,183	367,851
Consulting fees	113,005	10,948	1,132,661
Depreciation	692	985	62,651
Equipment rental	0	0	21,522
Foreign exchange (gain) loss	(27,412)	13,432	403,825
Insurance	1,890	1,360	237,183
Legal	16,036	10,776	711,796
Maintenance	329	0	2,827
Materials and supplies	0	0	45,512
Office overhead	22,878	8,171	1,450,511
Telephone	4,836	2,444	369,945
Transfer agent	1,190	1,097	99,763
Travel	11,035	3,138	345,894
Wages and benefits	48,212	40,792	1,408,912
Write-off of deferred costs	0	0	8,118,123

Total expenses	212,745	106,713	15,044,403
Gain on sale of capital assets	0	0	(104,588)
Gain on sale of property	0	0	(898,241)
Interest income	(1,532)	(161)	(456,514)

Net loss for the period	211,213	106,552	13,585,060
Accumulated deficit, beginning of the period	14,263,900	14,637,755	0
Share issue costs	0	0	872,838
Deficiency on acquisition of subsidiary	0	0	17,215

Accumulated deficit, end of the period	$14,475,113	$14,744,307	$14,475,113

Basic and diluted net loss per common share	$0.006	$0.004

Weighted average shares outstanding (basic and diluted)	36,974,808	30,046,030

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES
AND DEFERRED EXPLORATION COSTS
(U.S. Dollars - Unaudited)

			Period from
	Three Months Ended		July 1, 1994
			(commencement)
	March 31, 2003	March 31, 2002	through March 31, 2003

Administration fees	$5,082	$4,057	$377,603
Assays and analytical	3,072	0	942,476
Construction and trenching	0	0	507,957
Consulting fees	28,821	4,035	983,313
Depreciation	0	669	170,625
Drilling	0	0	928,833
Equipment rental	0	0	244,924
Geology	21,108	1,125	2,951,171
Geophysics	0	0	309,902
Insurance	2,125	1,413	248,258
Legal	0	0	664,598
Maintenance	270	1,262	161,451
Materials and supplies	520	53	434,990
Project overhead	1,307	340	314,444
Property and mineral rights	236	982	1,304,390
Telephone	664	4	83,299
Travel	13,943	1,581	1,055,785
Wages and benefits	33,881	27,046	1,084,343

Costs incurred during the period	111,029	42,567	12,768,362
Deferred costs, beginning of the period	3,536,448	3,520,389	0
Deferred costs, acquired	0	0	576,139
Deferred costs written off	0	0	(8,118,123)
Mineral property option proceeds	(200,000)	(200,000)	(1,778,901)

Deferred costs, end of the period	$3,447,477	$3,362,956	$3,447,477

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.
“ An Exploration Stage Corporation”
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars - Unaudited)

			Period from
	Three Months Ended		July 1, 1994
			(commencement)
	March 31, 2003	March 31, 2002	through March 31, 2003

Operating Activities
Net (loss) for the period	$(211,213)	$(106,552)	$(13,585,060)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Write-off of incorporation costs	0	0	665
Write-off of deferred expenditures	0	0	8,118,123
Depreciation	693	985	62,652
Stock option compensation	26,025	0	59,397
Gain on sale of capital assets	0	0	(104,588)
Gain on sale of mineral properties	0	0	(898,241)
Change in:

Receivables and prepaid expense	15,605	(15,019)	(45,703)
Accounts payable and accruals	10,232	2,493	14,275
Due to related parties	17,098	2,231	42,844

Cash used in operating activities	(141,560)	(115,862)	(6,335,636)

Investing Activities
Incorporation costs	0	0	(665)
Proceeds from sale (purchase) of capital assets	0	0	(143,476)
Proceeds from sale of property	0	0	898,241
Mineral properties and deferred exploration	(111,029)	(41,898)	(12,597,737)
Proceeds from sale of subsidiaries	0	0	9,398
Mineral property option proceeds	200,000	200,000	1,778,901

Cash provided by (used in) investing activities	88,971	158,102	(10,055,338)

Financing Activities
Shares and subscriptions issued for cash, less issue costs	17,034	0	17,364,677

Cash provided by financing activities	17,034	0	17,364,677

Increase (decrease) in cash and cash equivalents	(35,555)	42,240	973,703
Cash and cash equivalents, beginning of period	1,009,258	120,985	0

Cash and cash equivalents, end of period	$973,703	$163,225	$973,703

Supplementary Disclosure of Non-Cash Investing and Financing Activities
Stock option compensation	$26,025	$0	$59,397

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars-Unaudited)

1.     Accounting Policies, Financial Condition and Liquidity

The accompanying consolidated financial statements of Minera Andes Inc. (the “Corporation”) for the three month periods ended March 31, 2003 and 2002 and for the period from commencement (July 1, 1994) through March 31, 2003 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 2. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 2002 financial information has been derived from the Corporation’s audited consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002 included in our annual report on Form 10-KSB (“the 2002 10-KSB”) for the year ended December 31, 2002 on file with the Securities and Exchange Commission and with the TSX Venture Exchange. The accounting policies set forth in the audited annual consolidated financial statements are the same as the accounting policies utilized in the preparation of these consolidated financial statements, except as modified for appropriate interim presentation.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Corporation to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of March 31, 2003, there was significant doubt that the Corporation would be able to continue as a going concern.

For the three months ended March 31, 2003 the Corporation had a loss of approximately $211,000 and an accumulated deficit of approximately $14 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

Although there is no assurance that the Corporation will be successful in these actions, management believes that they will be able to secure the necessary financing to enable it to continue as a going concern. Accordingly, these financial statements do not reflect adjustments to the carrying value of assets and liabilities, and the reported revenues and expenses and balance sheet classifications used that would be necessary if the going concern assumption were not appropriate. Such adjustments could be material.

2.     Differences Between Canadian and United States Generally Accepted Accounting Principles

Differences between Canadian and U.S. generally accepted accounting principles (“GAAP”) as they pertain to the Corporation relate to accounting for the acquisition of Scotia Prime Minerals, Incorporated, compensation expense associated with the release of shares from escrow, mineral properties and deferred exploration costs and stock-based compensation and are described in Note 10 to the Corporation’s consolidated financial statements for the year ended December 31, 2002 in the 2002 10-KSB.

The impact of the above on the interim consolidated financial statements is as follows:

	March 31, 2003	Dec. 31, 2002

Shareholders’ equity, end of period, per Canadian GAAP	$4,397,336	$4,565,490
Adjustment for acquisition and deferred exploration costs	(3,447,477)	(3,536,448)

Shareholders’ equity, end of period, per U.S. GAAP	$949,859	$1,029,042

	Three Months Ended		Period from July 1, 1994
			(commencement)
	March 31, 2003	March 31, 2002	through March 31, 2003

Net loss for the period, per Canadian GAAP	$211,213	$106,552	$13,585,060
Adjustment for acquisition of Scotia	0	0	248,590
Adjustment for compensation expense	0	0	6,324,914
Adjustment for deferred exploration costs	(88,971)	(158,102)	3,447,477

Net loss (income) for the period, per U.S. GAAP)	$122,242	$(51,550)	$23,606,041

Net loss (income) per common share, per U.S. GAAP, basic and diluted	$0.003	$(0.002)

3.     Changes to Share Capital

During the three months ended March 31, 2003, the Corporation issued 55,000 shares for the exercise of stock options and 50,000 shares for the exercise of warrants (from a June 25, 2002 financing), with gross proceeds to the Corporation of Cdn$26,300 (US$17,034).

4.     Basic and Diluted Loss Per Common Share

Basic earnings per share (EPS) is calculated by dividing loss applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. Due to the losses in the 2003 and 2002 periods, potentially dilutive securities were excluded from the calculation of diluted EPS, as they were anti-dilutive. Therefore, there was no difference in the calculation of basic and diluted EPS in the periods 2003 and 2002.

5.     Mineral Properties and Deferred Exploration Costs

At March 31, 2003, the Corporation, through its subsidiaries, held interests in a total of approximately 198,140 hectares of mineral rights and mining lands in three Argentine provinces. Under its present acquisition and exploration programs, the Corporation is continually acquiring additional mineral property interests and exploring and evaluating its properties. If, after evaluation, a property does not meet the Corporation’s requirements, then the property and deferred exploration costs are written off to operations. Mineral property costs and deferred exploration costs, net of mineral property option proceeds, are as follows:

Province/ Property Package	Property	Carrying Value December 31, 2002	Acquisition Costs Q1 2003	Exploration Costs Q1 2003	Write-Offs Q1 2003	Carrying Value March 31, 2003
ARGENTINA
San Juan	Cateos	$327,959	$0	$6,894	$0	$334,853
San José	El Pluma	1,175,016	0	*(143,106)	0	1,031,911
	Cerro Saavedra	1,214,510	0	268	0	1,214,778
Santa Cruz	Cateos	552,936	44	15,839	0	568,819
Chubut	Cateos	246,154	192	30,898	0	277,244
Neuquén	General	6,852	0	0	0	6,852
Río Negro	General	13,021	0	0	0	13,021
TOTAL		$3,536,448	$236	$(89,207)	$0	$3,447,477
* Net of property option proceeds

The San José project (formerly, El Pluma/Cerro Saavedra) area is made up of one cateo and 46 manifestations of discovery totaling 40,499 ha. The cateos are located in the western half of the province of Santa Cruz. All of the cateos are controlled 100% by Minera Santa Cruz S.A., a holding and operating company set up under the terms of the agreement with MHC. Any production from these lands may be subject to a provincial royalty. The San José project is the Corporation’s most advanced project.

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

San José property consulting fee expenditures for the first quarter of 2003 include $10,861 to a consultant specializing in debt and equity project finance and related travel, and $12,660 to mining engineering consultants. Geological fees along with associated travel totaled $3,183 for the period ending March 31, 2003. Comparatively, in the first quarter of 2002, costs on the San José project were minimal ($888 relating to travel and miscellaneous expenses), with MHC covering expenditures for their earn-in

In both the first quarter 2003 and 2002, the Corporation received $200,000 from Mauricio Hochschild & Cia. Ltda. under the option and joint venture agreement signed on March 15, 2001, for the exploration and possible development of the Corporation’s San José properties in Santa Cruz province.

Although San José is our most advanced project, the Corporation’s costs are presently reduced due to MHC completing their earn-in of $3 million. MHC has submitted expenditures of $2.9 million to March 31, 2003. It is expected that MHC will complete its $3 million investment and vest at 51% in the second quarter of 2003.

We currently control 12 cateos and 17 manifestations of discovery (totaling 41,460 ha) in Chubut province. Expenditures during the first quarter of 2003, included approximately $7,300 in geological services, $3,000 in analytical services and $4,000 in consulting fee expenditures relating to management of land and mineral rights. Comparatively during the first quarter of 2002, expenditures were approximately $2,600 in consulting fees relating to management of land and mineral rights and $990 for land payments.

Wages and benefits were approximately $34,000 during the first quarter of 2003 compared to approximately $27,000 during the same period in 2002. This increase was due to wage adjustments for the Corporation’s key employees. During the first quarter of 2003 and 2002, wage and benefit expense was for the benefit of all properties and was prorated to each project.

6.     Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which amends SFAS No. 19, and establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of this statement on January 1, 2003 did not have a material effect on the financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 that amend SFAS No. 13 were effective for transactions occurring after May 15, 2002, with all other provisions of SFAS No. 145 being required to be adopted by us in January 2003. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial statements.

On July 30, 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure-only provisions of SFAS No. 123 and do not intend to adopt the fair value accounting provisions of SFAS No. 123. The adoption of SFAS No. 148 did not have a material impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for all contracts created or modified after June 30, 2003. We do not believe the adoption of this standard will have a material effect on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements.” FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have a material effect on our consolidated financial statements.

7.     Stock Options

a.	A summary of the status of the Corporation’s stock option plan as of March 31, 2003 is:

	Options	Weighted Ave. Exercise Price (Cdn)

Outstanding and exercisable at beginning of period	2,848,500	$0.44
Granted	715,000	$0.31
Exercised	(55,000)	$0.16
Forfeited	(215,000)	$0.68

Outstanding at March 31, 2003	3,293,500	$0.40

The range of exercise prices is from Cdn$0.16 to Cdn$0.59 with a weighted average remaining contractual life of 4.13 years at March 31, 2003.

On March 2, 2003, 215,000 stock options expired, without being exercised. On March 21, 2003, 715,000 options were issued to directors, officers and employees of the Corporation.

At March 31, 2003, there were options held by directors, officers, employees and consultants of the Corporation for the purchase of common shares as follows:

Number of Shares	Exercise Price	Expiry Date

1,146,000	Cdn$0.55	June 3, 2004
29,000	Cdn$0.59	June 3, 2004
473,500	Cdn$0.16	August 28, 2005
930,000	Cdn$0.40	June 27, 2007
715,000	Cdn$0.31	March 21, 2013

3,293,500

b.	Generally accepted accounting principles require disclosure of compensation expense for the stock option plan as if the value of all options granted had been determined based on the fair market value-based method. The Corporation’s net loss for the year and net loss per common share would have been increased to the pro forma amounts below had the market value based method been followed:

	2003	2002

Income (loss) applicable to common shareholders:
As reported	$(211,213)	$(106,552)
Stock-based employee compensation expense included in reported loss	—	—
Stock-based employee compensation expense determined under fair value based method for all awards	(112,362)	—

Pro forma	$(323,575)	$(106,552)

Income (loss) applicable to common shareholders per share:
As reported	$(0.006)	$(0.004)
Pro forma	$(0.008)	$(0.004)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	2003	2002

Dividend yield (%)	—	—
Expected volatility (%)	110	131
Risk-free interest rates (%)	3.97	4.08
Expected lives (years)	10.0	5.00

In connection with the granting of certain options in 2002 and 2003, the Corporation has recorded $26,025 of stock option compensation during the three months ended March 31, 2003.

8.     Subsequent Event

On May 6, 2003, the Corporation received notice from Mauricio Hochschild & Cia. Ltda. (“MHC”) that, according to their records, they have fulfilled all obligations necessary to enable MHC to vest at 51% in the San José project, including all obligations under section 4.1.2 of the Option and Joint Venture Agreement dated March 15, 2001 (see Item 2 in the 2002 Form10-KSB and Exhibit 10.19 to the 2000 Form 10-KSB). The Corporation is reviewing the information submitted by MHC.

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

Overview

The principal business of the Corporation is the exploration and development of mineral properties, located primarily in the Republic of Argentina, consisting of mineral rights and applications for mineral rights, covering approximately198,400 hectares in three provinces in Argentina. The Corporation carries out its business by acquiring, exploring and evaluating mineral properties through its ongoing exploration program. Following exploration, the Corporation either seeks to enter joint ventures to further develop these properties or disposes of them if the properties do not meet the Corporation’s requirements. The Corporation’s properties are all early stage exploration properties and no proven or probable reserves have been identified.

Plan of Operations

The Corporation has working capital of approximately $945,000 sufficient, together with funds from the joint venture on the San José property, as estimated by management, to cover its budgeted expenditures for mineral property and exploration activities on its properties in Argentina, and general and administrative expenses through at least the end of 2003.

On March 15, 2001, Minera Andes Inc. signed an option and joint venture agreement with Mauricio Hochschild & Cia. Ltda. (“MHC”), Lima, Peru, for the exploration and possible development of Minera Andes’ 217,000-acre (88,000 hectares) epithermal gold-silver exploration land package in southern Argentina. The land package, known as San José (formerly El Pluma/Cerro Saavedra), includes Huevos Verdes, a high-grade gold/silver vein system target, and Minera Andes’ most advanced exploration prospect. The signing allows MHC to immediately begin exploration work on San José, and required an initial payment to Minera Andes of US$200,000 (received on March 19, 2001) as part of a total annual payment of US$400,000.

Under the agreement, MHC can earn a 51 percent ownership in San José by spending a total of US$3 million in three years, and a minimum of US$100,000 per year on exploration targets within San José other than Huevos Verdes, the most advanced prospect. In addition, MHC will make semi-annual payments totaling US$400,000 per year until pilot plant production is achieved (see Subsequent Event note at end of Item 2).

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

We have budgeted and plan to spend approximately $1.3 million on our mineral property and exploration activities and general and administrative expenses through 2003, with most properties being kept on care and maintenance. See “Description of Properties.” In addition, our joint venture partner on the San José project plans to spend in excess of $2 million for exploration through 2003. Our existing funds plus funds from the joint venture on the San José project are estimated by management to be sufficient to finance a portion of our joint venture costs we have presently forecast for 2003. However, if MHC completes its earn-in under the joint venture on the San José project by mid-2003, as expected, we will need to raise additional funds to spend on the property to maintain our property interest at 49%. If we cannot match MHC pro rata, we expect to have our interest in the San José project diluted in accordance with the joint venture agreement. Failure by either party to contribute to work programs will result in simple dilution of that party’s interest in the project. If additional funds are raised during 2003 through the exercise of warrants or options, through a further equity financing, by the sale of property interests or by joint venture financing, additional exploration could be planned and carried out on our properties before year-end. If we were to develop a property or a group of properties beyond the exploration stage, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt, or a combination of equity and debt. There is no assurance that such financing, if necessary, would be available to Minera Andes on favorable terms.

Results of Operations

First quarter 2003 compared with first quarter 2002

The Corporation had a net loss of approximately $211,000 for the first quarter of 2003, compared to a net loss of $107,000 for the first quarter of 2002. Total mineral property and deferred exploration costs were approximately $111,000 (before mineral property option proceeds) during the first quarter of 2003, compared with approximately $43,000 spent in the first quarter of 2002. In the first quarter of 2003 the Corporation initiated a reconnaissance exploration program in southern Argentina, while still maintaining its staff in Argentina at minimum levels.

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

At March 31, 2003 the Corporation had cash and cash equivalents of approximately $974,000 compared to approximately $163,000 at March 31, 2002. Working capital at March 31, 2003 was approximately $945,000, sufficient, together with funds from joint ventures on the San José, as estimated by management, to cover its budgeted expenditures for mineral property and exploration activities on its properties in Argentina and general and administrative expenses through the end of 2003. The Corporation’s operating activities used approximately $0.2 million in the first quarter of 2003 compared with approximately $0.1 million in the first quarter of 2002. Administrative expenditures for the period included approximately $113,000 in consulting fees (an increase of $102,000 over the same period last year, directly related to the more advanced stage of the San José project and stock option compensation expense); approximately $11,000 in travel; approximately $23,000 in office overhead and approximately $4,800 in telephone expenditures. All of these costs are due to our increased investor relations and public relations program. Wages and benefits were approximately $48,000 during the first quarter 2003 compared to approximately $41,000 in the same period last year. This increase is due to pay adjustments for key employees.

Investing and financing activities provided approximately $106,005 (as a result of property option proceeds and proceeds from stock options and warrants received in the quarter) in the first quarter of 2003 compared with approximately $158,000 provided in the first quarter of 2002, with focus in both periods being on the San José property. Cash and cash equivalents decreased in the first quarter by $35,555 in 2003 compared with an increase of approximately $42,000 in the same period in 2002.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Corporation to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of March 31, 2003, there was significant doubt that the Corporation would be able to continue as a going concern.

For the three months ended March 31, 2003, the Corporation had a loss of approximately $211,000 and an accumulated deficit of approximately $14 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

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

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which amends SFAS No. 19, and establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of this statement on January 1, 2003 did not have a material effect on the financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 that amend SFAS No. 13 were effective for transactions occurring after May 15, 2002, with all other provisions of SFAS No. 145 being required to be adopted by us in January 2003. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial statements.

On July 30, 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure-only provisions of SFAS No. 123 and do not intend to adopt the fair value accounting provisions of SFAS No. 123. The adoption of SFAS No. 148 did not have a material impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for all contracts created or modified after June 30, 2003. We do not believe the adoption of this standard will have a material effect on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements.” FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have a material effect on our consolidated financial statements.

Subsequent Event

On May 6, 2003, the Corporation received notice from Mauricio Hochschild & Cia. Ltda. (“MHC”) that, according to their records, they have fulfilled all obligations necessary to enable MHC to vest at 51% in the San José project, including all obligations under section 4.1.2 of the Option and Joint Venture Agreement dated March 15, 2001 (see Item 2 in the 2002 Form10-KSB and Exhibit 10.19 to the 2000 Form 10-KSB). The Corporation is reviewing the information submitted by MHC.

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

PART II - OTHER INFORMATION

Item 2.      Changes in Securities

During the three months ended March 31, 2003, the Corporation issued 55,000 shares for the exercise of stock options and 50,000 shares for the exercise of warrants (from a June 25, 2002 private placement), with gross proceeds to the Corporation of Cdn$26,300 (US$17,034).

On March 2, 2003, 215,000 stock options expired, without being exercised. On March 21, 2003, 715,000 stock options were granted to directors, officers, employees and consultants of the Corporation.

Item 6.      Exhibits and Reports on Form 8-K

a.	Exhibits

	99.1:	Officer’s Certificate for Allen V. Ambrose

	99.2:	Officer’s Certificate for Bonnie L. Kuhn

b.	Reports on Form 8-K: None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERA ANDES INC.

Date: May 12, 2003	By:	/s/ ALLEN V. AMBROSE

Allen V. Ambrose
President

Date: May 12, 2003	By:	/s/ BONNIE L. KUHN

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	By:	/s/ ALLEN V. AMBROSE

Allen V. Ambrose, President

CERTIFICATION

I, Bonnie L. Kuhn, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Minera Andes Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	By:	/s/ BONNIE L. KUHN

Bonnie L. Kuhn, CFO and Secretary