Form 10QSB
period 2003-06-30
MINERA ANDES INC /WA
filed 2003-08-13
CIK 1030219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

(509) 921-7322

(Issuer’s telephone number)

Shares outstanding as of July 31, 2003: 37,475,864 shares of common stock, with no par value

Transitional Small Business Disclosure Format (Check One):    Yes   ☐    No   ☒

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED BALANCE SHEETS

(U.S. Dollars)

	June 30, 2003 (Unaudited)	December 31, 2002
ASSETS
Current:
Cash and cash equivalents	$567,769	$1,009,258
Receivables and prepaid expenses	166,054	63,294

Total current assets	733,823	1,072,552
Mineral properties and deferred exploration costs	3,600,139	3,536,448
Capital assets, net	4,349	5,480

Total assets	$4,338,311	$4,614,480

LIABILITIES
Current:
Accounts payable and accruals	$71,038	$23,244
Due to related parties	31,050	25,746

Total current liabilities	102,088	48,990

SHAREHOLDERS’ EQUITY
Share capital	18,861,729	18,796,018
Contributed capital - stock option compensation	62,004	33,372
Accumulated deficit	(14,687,510)	(14,263,900)

Total shareholders’ equity	4,236,223	4,565,490

Total liabilities and shareholders’ equity	$4,338,311	$4,614,480

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(U.S. Dollars-Unaudited)

	Three Months Ended		Six Months Ended		Period from July 1, 1994 (commencement) through June 30, 2003
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Administration fees	$6,560	$6,237	$14,411	$12,624	$271,987
Audit and accounting	3,938	4,253	16,141	11,436	371,789
Consulting fees	65,337	12,532	178,342	23,480	1,197,998
Depreciation	439	919	1,131	1,904	63,090
Equipment rental	0	0	0	0	21,522
Foreign exchange (gain) loss	(26,615)	(1,134)	(54,027)	12,298	377,210
Insurance	2,387	1,360	4,277	2,720	239,570
Legal	76,531	19,917	92,567	30,693	788,327
Maintenance	0	0	329	0	2,827
Materials and supplies	0	701	0	701	45,512
Office overhead	24,007	26,119	46,885	34,291	1,474,518
Telephone	5,596	1,991	10,432	4,435	375,541
Transfer agent	1,278	2,155	2,468	3,252	101,041
Travel	7,873	4,999	18,908	8,136	353,767
Wages and benefits	46,797	39,390	95,009	80,182	1,455,709
Write-off of deferred costs	0	0	0	0	8,118,123

Total expenses	214,128	119,439	426,873	226,152	15,258,531
Gain on sale of capital assets	0	0	0	0	(104,588)
Gain on sale of property	0	0	0	0	(898,241)
Interest income	(1,731)	(215)	(3,263)	(376)	(458,245)

Net loss for the period	212,397	119,224	423,610	225,776	13,797,457
Accumulated deficit, beginning of the period	14,475,113	14,744,307	14,263,900	14,637,755	0
Share issue costs	0	53,821	0	53,821	872,838
Deficiency on acquisition of subsidiary	0	0	0	0	17,215

Accumulated deficit, end of the period	$14,687,510	$14,917,352	$14,687,510	$14,917,352	$14,687,510

Basic and diluted loss per common share	$0.006	$0.004	$0.01	$0.01

Weighted average shares outstanding	37,061,426	30,359,623	37,018,052	30,203,693

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES

AND DEFERRED EXPLORATION COSTS

(U.S. Dollars-Unaudited)

	Three Months Ended		Six Months Ended		Period from July 1, 1994 (commencement) through June 30, 2003
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Administration fees	$5,678	$3,903	$10,760	$7,960	$383,281
Assays and analytical	2,470	0	5,542	0	944,946
Construction and trenching	0	0	0	0	507,957
Consulting fees	36,849	19,651	65,670	23,686	1,020,162
Depreciation	0	669	0	1,338	170,625
Drilling	0	0	0	0	928,833
Equipment rental	0	0	0	0	244,924
Geology	28,438	0	49,546	1,125	2,979,609
Geophysics	0	0	0	0	309,902
Insurance	2,125	2,159	4,250	3,572	250,383
Legal	0	1,192	0	1,192	664,598
Maintenance	510	168	780	1,430	161,961
Materials and supplies	600	108	1,120	161	435,590
Project overhead	2,402	1,155	3,709	1,495	316,846
Property and mineral rights	3,251	127	3,487	1,109	1,307,641
Telephone	1,624	773	2,288	777	84,923
Travel	36,227	6,468	50,170	8,049	1,092,012
Wages and benefits	32,488	26,019	66,369	53,065	1,116,831

Costs incurred during the period	152,662	62,392	263,691	104,959	12,921,024
Deferred costs, beginning of the period	3,447,477	3,362,956	3,536,448	3,520,389	0
Deferred costs acquired	0	0	0	0	576,139
Deferred costs written off	0	0	0	0	(8,118,123)
Mineral property option proceeds	0	0	(200,000)	(200,000)	(1,778,901)

Deferred costs, end of the period	$3,600,139	$3,425,348	$3,600,139	$3,425,348	$3,600,139

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars-Unaudited)

	Three Months Ended		Six Months Ended		Period from July 1, 1994 (commencement) through June 30, 2003
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Operating Activities
Net loss for the period	$(212,397)	$(119,224)	$(423,610)	$(225,776)	$(13,797,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of incorporation costs	0	0	0	0	665
Write-off of deferred costs	0	0	0	0	8,118,123
Depreciation	439	919	1,131	1,904	63,090
Stock option compensation	2,607	0	28,632	0	62,004
Gain on sale of capital assets	0	0	0	0	(104,588)
Gain on sale of mineral properties	0	0	0	0	(898,241)
Change in:
Receivables and prepaid expense	(118,365)	13,427	(102,760)	(1,592)	(164,068)
Accounts payable and accruals	37,561	27,584	47,794	30,077	51,837
Due to related parties	(11,794)	(79,273)	5,304	(77,042)	31,050

Cash used in operating activities	(301,949)	(156,567)	(443,509)	(272,429)	(6,637,585)

Investing Activities
Incorporation costs	0	0	0	0	(665)
Proceeds from sale (purchase) of capital assets	0	(1,715)	0	(1,715)	(143,476)
Proceeds from sale of property	0	0	0	0	898,241
Mineral properties and deferred exploration	(152,662)	(61,723)	(263,691)	(103,621)	(12,750,399)
Proceeds from sale of subsidiaries	0	0	0	0	9,398
Mineral property option proceeds	0	0	200,000	200,000	1,778,901

Cash provided by (used in) investing activities	(152,662)	(63,438)	(63,691)	94,664	(10,208,000)

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

(U.S. Dollars-Unaudited)

	Three Months Ended		Six Months Ended		Period from July 1, 1994 (commencement) through June 30, 2003
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Financing Activities
Shares and subscriptions issued for cash, less issue costs	48,677	386,096	65,711	386,096	17,413,354

Cash provided by financing activities	48,677	386,096	65,711	386,096	17,413,354

Increase (decrease) in cash and cash equivalents	(405,934)	166,091	(441,489)	208,331	567,769
Cash and cash equivalents, beginning of the period	973,703	163,225	1,009,258	120,985	0

Cash and cash equivalents, end of period	$567,769	$329,316	$567,769	$329,316	$567,769

Supplementary Disclosure of Non-Cash Investing and Financing Activities
Stock option compensation	$2,607	0	$28,632	$0	$62,004

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. Dollars-Unaudited)

1. Accounting Policies, Financial Condition and Liquidity

The accompanying consolidated financial statements of Minera Andes Inc. (the “Corporation”) for the three month and six month periods ended June 30, 2003 and 2002 and for the period from commencement (July 1, 1994) through June 30, 2003 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 2. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 2002 financial information has been derived from the Corporation’s audited consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in our annual report on Form 10-KSB for the year ended December 31, 2002 on file with the Securities and Exchange Commission and with the TSX Venture Exchange. The accounting policies set forth in the audited annual consolidated financial statements are the same as the accounting policies utilized in the preparation of these consolidated financial statements, except as modified for appropriate interim presentation.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Corporation to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of June 30, 2003, there was significant doubt that the Corporation would be able to continue as a going concern.

For the six months ended June 30, 2003, the Corporation had a loss of approximately $424,000 and an accumulated deficit of approximately $14.7 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

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

2. Differences Between Canadian and United States Generally Accepted Accounting Principles

Differences between Canadian and U.S. generally accepted accounting principles (“GAAP”) as they pertain to the Corporation relate to accounting for loss per share, the acquisition of Scotia Prime Minerals, Incorporated, compensation expense associated with the release of shares from escrow, mineral properties and deferred exploration costs and are described in Note 10 to the Corporation’s consolidated financial statements for the year ended December 31, 2002 in the 2002 10-KSB.

The impact of the above on the interim consolidated financial statements is as follows:

	June 30, 2003	Dec. 31, 2002
Shareholders’ equity, end of period, per Canadian GAAP	$4,236,223	$4,565,490
Adjustment for acquisition and deferred exploration costs	(3,600,139)	(3,536,448)

Shareholders’ equity, end of period, per U.S. GAAP	$636,084	$1,029,042

	Three Months Ended		Six Months Ended		Period from July 1, 1994 (commencement) through June 30, 2003
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net loss for the period, per Canadian GAAP	$212,397	$119,224	$423,610	$225,776	$13,797,457
Adjustment for acquisition of Scotia	0	0	0	0	248,590
Adjustment for compensation expense	0	0	0	0	6,324,914
Adjustment for deferred exploration costs, net	152,662	62,392	63,691	(95,041)	3,600,139

Net loss for period, per U.S. GAAP	$365,059	$181,616	$487,301	$130,735	$23,971,100

Net loss per common share, per U.S. GAAP, basic and diluted	$0.01	$0.01	$0.01	$0.01

3. Changes to Share Capital

During the three months ended June 30, 2003, the Corporation issued 441,667 common shares for the exercise of broker warrants from a June 25, 2002 financing, with gross proceeds to the Corporation of Cdn$66,250 (US$48,677).

On June 25, 2003, warrants to purchase 2,158,330 common shares of the Corporation (from the June 25, 2002 financing) expired, without being exercised.

As of June 30, 2003, there were no warrants outstanding for the Corporation.

4. Basic and Diluted Loss Per Common Share

Basic earnings per share (EPS) is calculated by dividing loss applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. Due to the losses in the 2003 and 2002 periods, potentially dilutive securities were excluded from the calculation of diluted EPS, as they were anti-dilutive. Therefore, there was no difference in the calculation of basic and diluted EPS in 2003 and 2002. See Note 7 for potentially dilutive stock options.

5. Mineral Properties and Deferred Exploration Costs

At June 30, 2003, the Corporation, through its subsidiaries, held interests in a total of approximately 198,140 hectares of mineral rights and mining lands in three Argentine provinces. Under its present acquisition and exploration programs, the Corporation is continually acquiring additional mineral property interests and exploring and evaluating its properties. If, after evaluation, a property does not meet the Corporation’s requirements, then the property and deferred exploration costs are written off to operations. Mineral property costs and deferred exploration costs, net of mineral property option proceeds, are as follows:

Province/ Property Package	Property	Carrying Value December 31, 2002	Acquisition Costs for the Six Months Ended June 30, 2003	Exploration and Overhead for the Six Months Ended June 30, 2003	Write-Offs for the Six Months Ended June 30, 2003	Carrying Value June 30, 2003
ARGENTINA
San Juan	Cateos	$327,959	$0	$13,587	$0	$341,546
San José	El Pluma Cerro Saavedra	1,175,016 1,214,510	0 0	(37,098 825)	0 0	1,137,918 1,215,335

Santa Cruz	Cateos	552,936	2,832	39,071	0	594,839
Chubut	Cateos	246,154	654	36,971	0	283,779
Neuquén	General	6,852	0	0	0	6,852
Río Negro	General	13,021	0	6,849	0	19,870

TOTAL		$3,536,448	$3,486	$60,205	$0	$3,600,139

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

Under the agreement, MHC could earn a 51% ownership in the JV by spending a total of $3 million in three years, and a minimum of $100,000 per year on exploration targets within the JV, other than Huevos Verdes, the most advanced prospect. In addition, MHC will make semiannual payments totaling $400,000 per year until pilot plant production is achieved. To date, MHC has made all required payments.

On May 6, 2003, the Corporation received notice from MHC that, according to their records, they have fulfilled all obligations necessary to enable MHC to vest at 51% in the San José project, including all obligations under section 4.1.2 of the Option and Joint Venture Agreement dated March 15, 2001 (see Item 2 in the 2002 Form10-KSB and Exhibit 10.19 to the 2000 Form 10-KSB). The Corporation has reviewed and accepted the information submitted by MHC.

Now that MHC has vested at 51% ownership, Minera Andes will have the option of participating in the development of a pilot production plant that would process a minimum of 50 tons per day (tpd). Minera Andes may participate on either a pro-rata basis, or by choosing to retain a 35 percent “carried” ownership interest. Upon the successful completion and operation of the 50 tpd plant, Minera Andes would have the option of participating on a pro-rata basis, or choosing a 15% interest in return to being “carried” to first production of 500 tpd.

The Corporation has not yet determined which alternative it will pursue and is presently evaluating alternatives. However, if the Corporation elects to retain its 49% interest in the San José project, the expense payable to MHC is estimated to be approximately $244,000 through June 30, 2003.

San José property consulting fee expenditures for the second quarter of 2003 include $38,620 to consultants specializing in debt and equity project finance and related travel, and $4,470 to mining engineering consultants compared to $10,861 and $12,660 in the first quarter of 2003, respectively. The increased consulting fees are due to negotiations with MHC regarding vesting and project status and corporate strategy regarding such. Wages related to geology and related travel totaled $21,213 in the second quarter of 2003 compared to $3,183 for the period ending March 31, 2003. This increase is due to increased activity by key employees on the project and increased travel.

In the six months ended 2003 and 2002, the Corporation received $200,000 from MHC under the option and joint venture agreement signed on March 15, 2001, for the exploration and possible development of the Corporation’s San José properties in Santa Cruz province.

In Santa Cruz, separate from the San José project, the Corporation controls 16 cateos and 30 manifestations of discovery totaling 78,663 ha. The second quarter of 2003 saw increased expenditures on the Santa Cruz properties reflecting the continuation of a regional reconnaissance program. Expenditures during the second quarter of 2003, included approximately $6,775 in geological services, $1,500 in analytical services, $4,300 in consulting fee expenditures relating to management of land and mineral rights and land payments of approximately $2,788. For comparative purposes, payments for the same categories in the first quarter of 2003 were $5,120 for geological services, $0 for analytical services, $2,761 for land management and $44 in land payments.

Wages and benefits were approximately $32,000 during the second quarter of 2003 compared to approximately $34,000 during the first quarter 2003. During the second quarter 2003, $21,659 of the wage and benefit expense was for the benefit of all properties and was prorated to each project, compared to the first quarter of 2003 where all wage and benefit expense was for the benefit of all properties and was prorated accordingly.

6. New U.S. Accounting Pronouncements

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

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We do not believe that the adoption of SFAS No. 150 will have a material effect on our consolidated financial statements.

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

7. Stock Options

a.	A summary of the status of the Corporation’s stock option plan as of June 30, 2003 is:

	Options	Weighted Ave. Exercise Price (Cdn)
Outstanding and exercisable at Dec. 31, 2002	2,848,500	$0.44
Granted	715,000	$0.31
Exercised	(55,000)	$0.16
Forfeited	(215,000)	$0.68

Outstanding at June 30, 2003	3,293,500	$0.40

The range of exercise prices is from Cdn$0.16 to Cdn$0.59 with a weighted average remaining contractual life of 3.88 years at June 30, 2003.

At June 30, 2003, there were options held by directors, officers, employees and consultants of the Corporation for the purchase of common shares as follows:

Number of Shares	Exercise Price	Expiry Date
1,146,000	Cdn$0.55	June 3, 2004
29,000	Cdn$0.59	June 3, 2004
473,500	Cdn$0.16	August 28, 2005
930,000	Cdn$0.40	June 27, 2007
715,000	Cdn$0.31	March 21, 2013

3,293,500

b.	Generally accepted accounting principles require disclosure of compensation expense for the stock option plan as if the value of all options granted had been determined based on the fair market value-based method. The Corporation’s net loss for the year and net loss per common share would have been increased to the pro forma amounts below had the market value based method been followed:

	2003	2002
Income (loss) applicable to common shareholders:
As reported	$(423,610)	$(225,776)
Stock-based employee compensation expense included in reported loss	—	—
Stock-based employee compensation expense determined under fair value based method for all awards	(112,362)	—

Pro forma	$(535,972)	$(225,776)

Income (loss) applicable to common shareholders per share:
As reported	$(0.01)	$(0.01)
Pro forma	$(0.015)	$(0.01)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	2003	2002
Dividend yield (%)	—	—
Expected volatility (%)	110	131
Risk-free interest rates (%)	3.97	4.08
Expected lives (years)	10.0	5.00

In connection with the granting of certain options to non-employees and directors in 2002 and 2003, the Corporation has recorded $28,632 of stock option compensation during the six months ended June 30, 2003.

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

Plan of Operations

The Corporation has working capital of approximately $632,000 sufficient, together with funds from the joint venture on the San José property, as estimated by management, to cover its budgeted expenditures for mineral property and exploration activities on its properties in Argentina, and general and administrative expenses through at least the end of 2003.

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

Under the agreement, MHC could earn a 51% ownership in the JV by spending a total of $3 million in three years, and a minimum of $100,000 per year on exploration targets within the JV, other than Huevos Verdes, the most advanced prospect. In addition, MHC will make semiannual payments totaling $400,000 per year until pilot plant production is achieved. To date, MHC has made all required payments.

On May 6, 2003, the Corporation received notice from MHC that, according to their records, they have fulfilled all obligations necessary to enable MHC to vest at 51% in the San José project, including all obligations under section 4.1.2 of the Option and Joint Venture Agreement dated March 15, 2001 (see Item 2 in the 2002 Form10-KSB and Exhibit 10.19 to the 2000 Form 10-KSB). The Corporation has reviewed and accepted the information submitted by MHC.

Now that MHC has vested at a 51% ownership, Minera Andes will have the option of participating in the development of a pilot production plant that would process a minimum of 50 tons per day (tpd). Minera Andes may participate on either a pro-rata basis, or by choosing to retain a 35 percent “carried” ownership interest. Upon the successful completion and operation of the 50 tpd plant, Minera Andes would have the option of participating on a pro-rata basis, or choosing a 15% interest in return to being “carried” to first production of 500 tpd.

The Corporation has not yet determined which alternative it will pursue and is presently evaluating alternatives. However, if the Corporation elects to retain its 49% interest in the San José project, the expense payable to MHC is estimated to be approximately $244,000 through June 30, 2003.

If we cannot match MHC pro rata, we expect to have our interest in the San José project diluted in accordance with the joint venture agreement. Failure by either party to contribute to work programs will result in simple dilution of that party’s interest in the project. If additional funds are raised during 2003 through the exercise of options, through a further equity financing, by the sale of property interests or by joint venture financing, additional exploration could be planned and carried out on our properties before year-end. If we were to develop a property or a group of properties beyond the exploration stage, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt, or a combination of equity and debt. There is no assurance that such financing, if necessary, would be available to Minera Andes on favorable terms.

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

Results of Operations

Second quarter 2003 compared with second quarter 2002

The Corporation had a net loss of approximately $212,000 for the second quarter of 2003, compared to a net loss of $119,000 for the second quarter of 2002. Total mineral property and deferred exploration costs were approximately$153,000 during the second quarter of 2003, compared with approximately $62,000 spent in the second quarter of 2002. The increase is reflects increased costs associated with monitoring the Corporation’s joint venture in the San José property in Argentina and costs related to the reconnaissance exploration program in southern Argentina, while still maintaining its staff in Argentina at minimum levels.

Six months ended June 30, 2003 compared with the six months ended June 30, 2002

The Corporation had a net loss of $423,610 for the six months ended June 30, 2003, compared with a net loss of $225,776 for the comparable period in 2002. Total mineral property and deferred exploration costs for the six months were approximately $264,000 in 2003 and $105,000 in the comparable period of 2002 (before mineral property option proceeds).The increase is reflects increased costs associated with monitoring the Corporation’s joint venture in the San José property in Argentina and costs related to the reconnaissance exploration program. Expenditures in both years were focused on the San José project. Deferred expenditures related to mineral properties and exploration were approximately $3,600,000 at June 30, 2003, compared with $3,425,000 at June 30, 2002.

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

At June 30, 2003 the Corporation had cash and cash equivalents of approximately $568,000 compared to approximately $329,000 at June 30, 2002. Working capital at June 30, 2003 was approximately $632,000, sufficient, together with funds from joint ventures on the San José, as estimated by management, to cover its budgeted expenditures for mineral property and exploration activities on its properties in Argentina and general and administrative expenses through the end of 2003. The Corporation’s operating activities used approximately $0.4 million in the first six months of 2003 compared with approximately $0.3 million in 2002.

Administrative expenditures for the six months ended June 30, 2003 included approximately $178,000 in consulting fees (an increase of $155,000 over the same period last year, directly related to the more advanced stage of the San José project and stock option compensation expense); approximately $19,000 in travel; approximately

$47,000 in office overhead and approximately $10,000 in telephone expenditures. All of these costs are due to our increased investor relations and public relations program. Wages and benefits were approximately $95,000 during the six months ended 2003 compared to approximately $80,000 in the same period last year. This increase is due to pay adjustments for key employees.

The Corporation’s financing activities generated net proceeds of approximately $49,000 (from broker warrant exercise)during the second quarter of 2003 compared with approximately$386,000 in the same period of 2002. Cash and cash equivalents decreased by $441,489 in the first six months of 2003 compared to an increase of $208,000 in the same period in 2002. The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Corporation to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of June 30, 2003, there was significant doubt that the Corporation would be able to continue as a going concern.

For the six months ended June 30, 2003, the Corporation had a loss of approximately $424,000 and an accumulated deficit of approximately $14.7 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

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

Recent U.S. Accounting Pronouncements

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

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We do not believe that the adoption of SFAS No. 150 will have a material effect on our consolidated financial statements.

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

PART II-OTHER INFORMATION

Item 2. Changes in Securities

On June 25, 2002, the Corporation sold 4,416,667 units to 28 accredited investors for Cdn$0.15 per unit for an aggregate of Cdn$662,500 (US$432,498). Each unit consisted of one common share and one-half common share purchase warrant. Each whole warrant entitled the holder to purchase one additional common share at an exercise price of Cdn$0.35 for a period of 12 months. Each whole warrant had a forced exercise clause (starting when the units were exercisable), whereby the subscribers had to exercise warrants into common shares if the average price of the common shares of the Corporation was equal to or greater than Cdn$0.50 per common share for a period of 30 consecutive trading days.

The sale of the units was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D thereof and the rules and regulations thereunder.

Under the transaction, Haywood Securities Inc. (“Haywood”) acted as the agent and received a 7 percent cash commission. In addition, Haywood received broker warrants equal to 10 percent of the 4,416,667 share private placement. Each broker warrant, upon exercise, entitled the holder to purchase one common share of the Corporation at a price of Cdn$0.15 for a period of 12 months. The units were subject to a four-month hold period from the date of closing.

During the three months ended June 30, 2003, the Corporation issued 441,667 shares for the exercise of broker warrants from the June 25, 2002 financing, with gross proceeds to the Corporation of Cdn$66,250 (US$48,667).

On June 25, 2003, purchase warrants to purchase 2,158,330 common shares of the Corporation (from the June 25, 2002 financing) expired, without being exercised.

At June 30, 2003, there were no warrants outstanding for the Corporation.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

Exhibit Number	Identification of Exhibit

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President pursuant to 18U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K:

May 19, 2003: An 8-K was filed with the Securities and Exchange Commission regarding a proposed arrangement agreement with La Mancha Resources.

July 2, 2003: An 8-K was filed with the Securities and Exchange Commission regarding the termination of a proposed arrangement agreement with La Mancha Resources and the announcement that MHC had earned a 51% interest in the San José property.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERA ANDES INC.

Date:	August 11, 2003	By:	/s/ Allen V. Ambrose
Allen V. Ambrose
President

Date:	August 11, 2003	By:	/s/ Bonnie L. Kuhn
Bonnie L. Kuhn
Chief Financial Officer and Secretary