Form 10QSB
period 2003-09-30
MINERA ANDES INC /WA
filed 2003-11-14
CIK 1030219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(509) 921-7322

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Shares outstanding as of November 14, 2003:  59,515,864 shares of common stock, with no par value

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED BALANCE SHEETS

(U.S. Dollars-Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current:
Cash and cash equivalents	$436,450	$1,009,258
Receivables and prepaid expenses	158,518	63,294

Total current assets	594,968	1,072,552
Mineral properties and deferred exploration costs	3,475,070	3,536,448
Capital assets, net	5,035	5,480

Total assets	$4,075,073	$4,614,480

LIABILITIES
Current:
Accounts payable and accruals	$60,157	$23,244
Due to related parties	31,087	25,746

Total current liabilities	91,244	48,990

SHAREHOLDERS’ EQUITY
Share capital	18,864,629	18,796,018
Contributed capital - stock option compensation	68,988	33,372
Accumulated deficit	(14,949,788)	(14,263,900)

Total shareholders’ equity	3,983,829	4,565,490

Total liabilities and shareholders’ equity	$4,075,073	$4,614,480

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(U.S. Dollars-Unaudited)

	Three Months Ended		Nine Months Ended		Period from July 1, 1994 (commencement) through Sept. 30, 2003
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Administration fees	$7,358	$7,720	$21,769	$20,344	$279,345
Audit and accounting	2,500	7,475	18,641	18,911	374,289
Consulting fees	54,508	14,092	232,850	37,572	1,252,506
Depreciation	367	920	1,498	2,824	63,457
Equipment rental	0	0	0	0	21,522
Foreign exchange (gain) loss	2,929	10,137	(51,098)	22,435	380,139
Insurance	2,364	1,360	6,641	4,080	241,934
Legal	77,416	12,905	169,983	43,598	865,743
Maintenance	0	0	329	701	2,827
Materials and supplies	0	0	0	0	45,512
Office overhead	39,848	7,732	86,733	42,023	1,514,366
Telephone	9,652	2,327	20,084	6,762	385,193
Transfer agent	2,160	1,638	4,628	4,890	103,201
Travel	16,621	7,894	35,529	16,030	370,388
Wages and benefits	46,686	40,360	141,695	120,542	1,502,395
Write-off of deferred costs	0	0	0	0	8,118,123

Total expenses	262,409	114,560	689,282	340,712	15,520,940
Gain on sale of capital assets	0	0	0	0	(104,588)
Gain on sale of property	0	0	0	0	(898,241)
Interest income	(131)	(903)	(3,394)	(1,279)	(458,376)

Net loss for the period	262,278	113,657	685,888	339,433	14,059,735
Accumulated deficit, beginning of the period	14,687,510	14,917,352	14,263,900	14,637,755	0
Share issue costs	0	6,278	0	60,099	872,838
Deficiency on acquisition of subsidiary	0	0	0	0	17,215

Accumulated deficit, end of the period	$14,949,788	$15,037,287	$14,949,788	$15,037,287	$14,949,788

Basic and diluted net loss per common share	$0.01	$0.00	$0.02	$0.01

Weighted average shares outstanding	37,469,614	35,047,458	37,170,044	31,836,024

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES

AND DEFERRED EXPLORATION COSTS

(U.S. Dollars-Unaudited)

	Three Months Ended		Nine Months Ended		Period from July 1, 1994 (commencement) through Sept. 30, 2003
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Administration fees	$4,873	$2,628	$15,633	$10,588	$388,154
Assays and analytical	0	0	5,542	0	944,946
Construction and trenching	0	0	0	0	507,957
Consulting fees	21,574	10,796	87,244	34,482	1,041,736
Depreciation	0	420	0	1,758	170,625
Drilling	0	0	0	0	928,833
Equipment rental	0	0	0	0	244,924
Geology	2,500	7,125	52,046	8,250	2,982,109
Geophysics	0	0	0	0	309,902
Insurance	2,125	2,158	6,375	5,730	252,508
Legal	0	0	0	1,192	664,598
Maintenance	156	104	936	1,534	162,117
Materials and supplies	354	258	1,474	419	435,944
Project overhead	882	3,745	4,591	5,240	317,728
Property and mineral rights	36	78	3,523	1,187	1,307,677
Telephone	873	154	3,161	931	85,796
Travel	9,072	7,762	59,242	15,811	1,101,084
Wages and benefits	32,486	26,278	98,855	79,343	1,149,317

Costs incurred during the period	74,931	61,506	338,622	166,465	12,995,955
Deferred costs, beginning of the period	3,600,139	3,425,348	3,536,448	3,520,389	0
Deferred costs acquired	0	0	0	0	576,139
Deferred costs written off	0	0	0	0	(8,118,123)
Mineral property option proceeds	(200,000)	(200,000)	(400,000)	(400,000)	(1,978,901)

Deferred costs, end of the period	$3,475,070	$3,286,854	$3,475,070	$3,286,854	$3,475,070

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars-Unaudited)

	Three Months Ended		Nine Months Ended		Period from July 1, 1994 (commencement) through Sept. 30, 2003
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Operating Activities
Net loss for the period	$(262,278)	$(113,657)	$(685,888)	$(339,433)	$(14,059,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of incorporation costs	0	0	0	0	665
Write-off of deferred costs	0	0	0	0	8,118,123
Depreciation	367	920	1,498	2,824	63,457
Stock option compensation	6,984	0	35,616	0	68,988
Gain on sale of capital assets	0	0	0	0	(104,588)
Gain on sale of mineral properties	0	0	0	0	(898,241)
Change in:
Receivables and prepaid expense	7,536	4,446	(95,224)	2,854	(156,532)
Accounts payable and accruals	(10,881)	(15,670)	36,913	14,407	40,956
Due to related parties	37	(1,159)	5,341	(78,201)	31,087

Cash used in operating activities	(258,235)	(125,120)	(701,744)	(397,549)	(6,895,820)

Investing Activities
Incorporation costs	0	0	0	0	(665)
Proceeds from sale (purchase) of capital assets	(1,053)	0	(1,053)	(1,715)	(144,529)
Proceeds from sale of property	0	0	0	0	898,241
Mineral properties and deferred exploration	(74,931)	(61,086)	(338,622)	(164,707)	(12,825,330)
Proceeds from sale of subsidiaries	0	0	0	0	9,398
Mineral property option proceeds	200,000	200,000	400,000	400,000	1,978,901

Cash provided by (used in) investing activities	124,016	138,914	60,325	233,578	(10,083,984)

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

(U.S. Dollars-Unaudited)

	Three Months Ended		Nine Months Ended		Period from July 1, 1994 (commencement) through Sept. 30, 2003
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Financing Activities
Shares and subscriptions issued for cash, less issue costs	2,900	(4,248)	68,611	381,848	17,416,254

Cash provided by financing activities	2,900	(4,248)	68,611	381,848	17,416,254

Increase (decrease) in cash and cash equivalents	(131,319)	9,546	(572,808)	217,877	436,450
Cash and cash equivalents, beginning of the period	567,769	329,316	1,009,258	120,985	0

Cash and cash equivalents, end of period	$436,450	$338,862	$436,450	$338,862	$436,450

Supplementary Disclosure of Non-Cash Investing and Financing Activities
Stock option compensation	$6,984	$0	$35,616	$0	$68,988

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. Dollars-Unaudited)

1. Accounting Policies, Financial Condition and Liquidity

The accompanying consolidated financial statements of Minera Andes Inc. (the “Corporation”) for the three month and nine month periods ended September 30, 2003 and 2002 and for the period from commencement (July 1, 1994) through September 30, 2003 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 2. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 2002 financial information has been derived from the Corporation’s audited consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002. The accounting policies set forth in the audited annual consolidated financial statements are the same as the accounting policies utilized in the preparation of these consolidated financial statements, except as modified for appropriate interim presentation.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Corporation to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of September 30, 2003, there was significant doubt that the Corporation would be able to continue as a going concern.

For the nine months ended September 30, 2003 the Corporation had a loss of approximately $686,000 and an accumulated deficit of approximately $15 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

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

2.	Differences Between Canadian and United States Generally Accepted Accounting Principles

Differences between Canadian and U.S. generally accepted accounting principles (“GAAP”) as they pertain to the Corporation relate to accounting for share issue costs, loss per share, non-cash issuance of common shares, the acquisition of Scotia Prime Minerals, Incorporated, compensation expense associated with the release of shares from escrow, mineral properties and deferred exploration costs and stock-based compensation and are described in Note 10 to the Corporation’s consolidated financial statements for the year ended December 31, 2002.

The impact of the above on the interim consolidated financial statements is as follows:

	Sept. 30, 2003	Dec. 31, 2002
Shareholders’ equity, end of period, per Canadian GAAP	$3,983,829	$4,565,490
Adjustment for acquisition and deferred exploration costs	(3,475,070)	(3,536,448)

Shareholders’ equity, end of period, per U.S. GAAP	$508,759	$1,029,042

	Three Months Ended		Nine Months Ended		Period from July 1, 1994 (commencement) through Sept. 30, 2003
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Net loss for the period, per Canadian GAAP	$262,278	$113,657	$685,888	$339,433	$14,059,735
Adjustment for acquisition of Scotia	0	0	0	0	248,590
Adjustment for compensation expense	0	0	0	0	6,324,914
Adjustment for deferred exploration costs	(125,069)	(138,494)	(61,378)	(233,535)	3,475,070

Net (income) loss for period, per U.S. GAAP	$137,209	$(24,837)	$624,510	$105,898	$24,108,309

Net (income) loss per common share, per U.S. GAAP, basic and diluted	$0.01	$0.00	$0.00	$0.01

3. Changes to Share Capital

During the nine months ended September 30, 2003, the Corporation issued 80,000 shares for the exercise of stock options; 50,000 shares for the exercise of warrants and 441,667 common shares for the exercise of broker warrants (from a June 25, 2002 financing), with gross proceeds to the Corporation of Cdn$96,550 (US$68,611).

On June 25, 2003, warrants to purchase 2,158,330 common shares of the Corporation (from the June 25, 2002 financing) expired, without being exercised.

As of September 30, 2003, there were no warrants outstanding for the Corporation.

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

5. Mineral Properties and Deferred Exploration Costs

At September 30, 2003, the Corporation, through its subsidiaries, held interests in a total of approximately 198,140 hectares of mineral rights and mining lands in three Argentine provinces. Under its present acquisition and exploration programs, the Corporation is continually acquiring additional mineral property interests and exploring and evaluating its properties. If, after evaluation, a property does not meet the Corporation’s requirements, then the property and deferred exploration costs are written off to operations. Mineral property costs and deferred exploration costs, net of mineral property option proceeds, are as follows:

Province/ Property Package	Property	Carrying Value December 31, 2002	Acquisition Costs for the Nine Months Ended Sept. 30, 2003	Exploration and Overhead for the Nine Months Ended Sept. 30, 2003	Write-Offs for the Nine Months Ended Sept. 30, 2003	Carrying Value Sept. 30, 2003
ARGENTINA
San Juan	Cateos	$327,959	$0	$13,587	$0	$341,546
San José	El Pluma Cerro Saavedra	1,175,016 1,214,510	0 0	*(171,854 1,001)	0 0	1,003,162 1,215,511
Santa Cruz	Cateos	552,936	2,833	43,589	0	599,358
Chubut	Cateos	246,154	691	41,171	0	288,016
Neuquén	General	6,852	0	755	0	7,607
Río Negro	General	13,021	0	6,849	0	19,870

TOTAL		$3,536,448	$3,524	$(64,902)	$0	$3,475,070

*	Net of Property Option Proceeds

The San José project (formerly, El Pluma/Cerro Saavedra) area is made up of one cateo and 46 manifestations of discovery totaling 40,499 ha. The cateos are located in the western half of the province of Santa Cruz. All of the cateos are controlled 100 percent by Minera Santa Cruz S.A., a holding and operating company set up under the terms of the agreement with Mauricio Hochschild & Cia. Ltda. (“MHC”) of Lima, Peru . Any production from these lands may be subject to a provincial royalty. The San José project is the Corporation’s most advanced project.

In October of 2000, following completion of a 30-day due diligence period under a memorandum of understanding, MHC exercised an option to enter into a joint venture on the project.

On March 15, 2001, Minera Andes Inc. signed an option and joint venture agreement with MHC for the exploration and possible development of Minera Andes’ epithermal gold-silver exploration land package at El Pluma/Cerro Saavedra (now referred to as San José), including Huevos Verdes.

Under the agreement, MHC could earn a 51percent ownership in the JV by spending a total of $3 million in three years, and a minimum of $100,000 per year on exploration targets within the JV, other than Huevos Verdes, the most advanced prospect. In addition, MHC will make semiannual payments totaling $400,000 per year until pilot plant production is achieved. To date, MHC has made all required payments.

On May 6, 2003, the Corporation received notice from MHC that, according to their records, they have fulfilled all obligations necessary to enable MHC to vest at 51percent in the San José project, including all obligations under section 4.1.2 of the Option and Joint Venture Agreement dated March 15, 2001 (see Item 2 in the 2002 Form10-KSB and Exhibit 10.19 to the 2000 Form 10-KSB). The Corporation has reviewed and accepted the information submitted by MHC.

Once MHC had vested at a 51percent ownership, Minera Andes had the option of participating in the development of a pilot production plant that would process a minimum of 50 tons per day (tpd). Minera Andes had the option to participate on either a pro-rata basis, or by choosing to retain a 35 percent “carried” ownership interest. Upon the successful completion and operation of the 50 tpd plant, Minera Andes would have the option of participating on a pro-rata basis, or choosing a 15percent interest in return to being “carried” to first production of 500 tpd.

In the fourth quarter 2003, the Corporation notified MHC of its intent to subscribe for additional equity in MSC, so as to maintain its existing 49 percent interest. The amount payable to MHC is estimated to be approximately $600,000.

San José property consulting fee expenditures for the third quarter of 2003 include $23,813 to consultants specializing in debt and equity project finance and related travel compared to $38,620 in the second quarter of 2003. The consulting fee expenses in the third quarter are due to negotiations with MHC regarding vesting and project status and corporate strategy regarding such. Wages related to geology and related travel totaled $32,485 in the third quarter of 2003 compared to $21,213 in the second quarter of 2003. This increase is due to increased activity by key employees on the project and increased travel.

In the nine months ended 2003 and 2002, the Corporation received $400,000 from MHC under the option and joint venture agreement signed on March 15, 2001, for the exploration and possible development of the Corporation’s San José properties in Santa Cruz province.

In Santa Cruz, separate from the San José project, the Corporation controls 16 cateos and 30 manifestations of discovery totaling 78,663 ha. The third quarter of 2003 expenditures on the Santa Cruz properties reflect the continuation of a regional reconnaissance program. Expenditures during the third quarter of 2003, included $0 in geological services compared with $6,775 in the second quarter of 2003. There were $3,784 in consulting fees compared to $4,300 in the second quarter of 2003. Consulting fee expenditures are related to management of land and mineral rights.

Wages and benefits were approximately $32,486 during the third quarter of 2003 compared to approximately $32,000 during the first quarter 2003. Wages and benefits were related to the San José property.

In the nine months ended September 30, 2003, the Corporation received $400,000 from MHC under an option and joint venture agreement signed on March 15, 2001, for the exploration and possible development of the Corporation’s San José property in Santa Cruz province.

6. Recent U.S. Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which amends SFAS No. 19, and establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of this statement on January 1, 2003 did not have a material effect on the financial statements.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for all contracts created or modified after June 30, 2003. We do not believe the adoption of this standard will have a material effect on our consolidated financial statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements.” FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have a material effect on our consolidated financial statements.

7. Stock Options

a.	A summary of the status of the Corporation’s stock option plan as of September 30, 2003 is:

	Options	Weighted Ave. Exercise Price (Cdn)
Outstanding and exercisable at Dec. 31, 2002	2,848,500	$0.44
Granted	740,000	$0.31
Exercised	(80,000)	$0.16
Forfeited	(215,000)	$0.68

Outstanding and exercisable at September 30, 2003	3,293,500	$0.40

The range of exercise prices is from Cdn$0.16 to Cdn$0.59 with a weighted average remaining contractual life of 3.9 years at September 30, 2003.

At September 30, 2003, there were options held by directors, officers, employees and consultants of the Corporation for the purchase of common shares as follows:

Number of Shares	Exercise Price		Expiry Date
1,146,000	Cdn$	0.55	June 3, 2004
29,000	Cdn$	0.59	June 3, 2004
448,500	Cdn$	0.16	August 28, 2005
930,000	Cdn$	0.40	June 27, 2007
25,000	Cdn$	0.36	August 27, 2008
715,000	Cdn$	0.31	March 21, 2013

3,293,500

b.	Generally accepted accounting principles require disclosure of compensation expense for the stock option plan as if it had been determined based on the fair market value-based method. The Corporation’s net loss for the period and net loss per common share would have been increased to the pro forma amounts below had the market value based method been followed for all options granted:

	2003	2002
Income (loss) applicable to common shareholders:
As reported	$(685,888)	$(339,433)
Stock-based compensation expense included in reported loss	35,616	—

Stock-based compensation expense determined under fair value based method for all awards	(112,362)	—

Pro forma	$(762,634)	$(339,433)

Income (loss) applicable to common shareholders per share:
As reported	$(0.02)	$(0.01)
Pro forma	$(0.02)	$(0.01)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	2003	2002
Dividend yield (%)	—	—

Expected volatility (%)	110	131

Risk-free interest rates (%)	3.94	4.08

Expected lives (years)	9.8	5.00

In connection with the granting of certain options to non-employees and directors in 2002 and 2003, the Corporation has recorded $35,616 of stock option compensation during the nine months ended September 30, 2003.

8. Subsequent Event

Subsequent to the third quarter ended September 30, 2003, on November 13, 2003 the Corporation completed a brokered private placement of Cdn$6.6 million by issuing 22,000,000 units at a price of Cdn$0.30 per unit.

Under terms of the offering, each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.50 per share for a period of 60 months from the closing date. The securities are subject to a four-month hold period.

The agents received a 7 percent cash commission. The agents also received agents’ warrants equal to 10 percent of the aggregate number of units sold pursuant to the offering. Each agents’ warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.35 per common share for a period of 24 months from the date of issue. A total of 22,000,000 common shares have been issued pursuant to the private placement, and 11,000,000 common shares have been reserved for issuance on exercise of the warrants. In addition, 2,200,000 common shares have been reserved for issuance on the exercise of the agents’ warrants.

Minera Andes intends to use approximately 35 percent of the proceeds from the offering to fund its share of the construction for gold/silver ore reserve development at the advanced-stage Huevos Verdes project in southern Argentina, as well as its share of exploration costs for other gold/silver targets within the San José land package, of which Huevos Verdes is part.

In addition, Minera Andes intends to use the proceeds from the offering to conduct exploration including a drill program on its 100-percent-owned Los Azules copper/gold porphyry system in San Juan province, Argentina. Minera Andes’ management also intends to conduct an exploration program on its gold/silver properties in Santa Cruz and Chubut provinces, which are 100-percent-owned, and for new acquisitions of epithermal gold/silver properties in southern Argentina. Proceeds will also be used for general corporate purposes.

The securities offered have not been and will not be registered under the Securities Act of 1933 and were not offered or sold in the United States absent registration or an applicable exemption from registration.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. The most significant accounting policies that are most important to the portrayal of our current financial condition and results of operations relates to mineralization and deferred development costs. Other accounting policies are disclosed in Note 2 of Notes to Consolidated Financial Statements in the 2002 Form 10-KSB.

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

Overview

The principal business of the Corporation is the exploration and development of mineral properties, located primarily in the Republic of Argentina, consisting of mineral rights and applications for mineral rights, covering approximately 198,400 hectares in three provinces in Argentina. The Corporation carries out its business by acquiring, exploring and evaluating mineral properties through its ongoing exploration program. Following exploration, the Corporation either seeks to enter joint ventures to further develop these properties or disposes of them if the properties do not meet the Corporation’s requirements. The Corporation’s properties are all early stage exploration properties and no proven or probable reserves have been identified.

Plan of Operation

The Corporation has working capital of approximately $504,000, sufficient, together with funds from the joint venture on the San José property, as estimated by management, to cover its budgeted expenditures for mineral property and exploration activities on its properties in Argentina, and general and administrative expenses through at least the end of 2003.

On March 15, 2001, the Corporation signed an option and joint venture agreement with Mauricio Hochschild & Cia. Ltda. (“MHC”), Lima, Peru, for the exploration and possible development of Minera Andes’ 217,000-acre (88,000 hectares) epithermal gold-silver exploration land package in southern Argentina. The land package, known as San José (formerly El Pluma/Cerro Saavedra), includes Huevos Verdes, a high-grade gold/silver vein system target, and Minera Andes’ most advanced exploration prospect. The signing allows MHC to immediately begin exploration work on San José, and required an initial payment to Minera Andes of US$200,000 (received on March 19, 2001) as part of a total annual payment of US$400,000.

Under the agreement, MHC could earn a 51percent ownership in the JV by spending a total of $3 million in three years, and a minimum of $100,000 per year on exploration targets within the JV, other than Huevos Verdes, the most advanced prospect. In addition, MHC will make semiannual payments totaling $400,000 per year until pilot plant production is achieved. To date, MHC has made all required payments.

On May 6, 2003, the Corporation received notice from MHC that, according to their records, they have fulfilled all obligations necessary to enable MHC to vest at 51percent in the San José project, including all obligations under section 4.1.2 of the Option and Joint Venture Agreement dated March 15, 2001 (see Item 2 in the 2002 Form10-KSB and Exhibit 10.19 to the 2000 Form 10-KSB). The Corporation has reviewed and accepted the information submitted by MHC.

Once MHC had vested at 51percent ownership, Minera Andes had the option of participating in the development of a pilot production plant that would process a minimum of 50 tons per day (tpd). Minera Andes had the option to participate on either a pro-rata basis, or by choosing to retain a 35 percent “carried” ownership interest. Upon the successful completion and operation of the 50 tpd plant, Minera Andes would have the option of participating on a pro-rata basis, or choosing a 15percent interest in return to being “carried” to first production of 500 tpd.

In the fourth quarter 2003, the Corporation notified MHC of its intent to subscribe for additional equity in MSC, so as to maintain its existing 49 percent interest. The amount payable to MHC is estimated to be approximately $600,000.

If additional funds are raised during 2003 through the exercise of options, through a further equity financing (see “Liquidity and Capital Resources,” in the MD&A of this 10-QSB), by the sale of property interests or by joint venture financing, additional exploration could be planned and carried out on our properties before year-end. If we were to develop a property or a group of properties beyond the exploration stage, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt, or a combination of equity and debt. There is no assurance that such financing, if necessary, would be available to Minera Andes on favorable terms.

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

Results of Operations

Third quarter 2003 compared with third quarter 2002

The Corporation had a net loss of approximately $262,000 for the third quarter of 2003, compared to a net loss of approximately $114,000 for the third quarter of 2002. Total mineral property and deferred exploration costs were approximately $75,000 during the third quarter of 2003, compared with approximately $62,000 spent in the third quarter of 2002 (before mineral property option proceeds). The increase reflects increased costs associated with monitoring the Corporation’s joint venture in the San José property in Argentina and costs related to the reconnaissance exploration program in southern Argentina, while still maintaining its staff in Argentina at minimum levels.

Administrative expenditures for the quarter ended September 30, 2003 included $54,508 in consulting fees. This increase of $40,416 over the same period last year is directly related to the more advanced stage of the San José project and stock option compensation expense. Legal activities were $77,416 for the quarter ended September 30, 2003 compared to $12,905 in the same period last year. The increase in legal fees is due to corporate strategy regarding the San José project and negotiations with other companies. Travel for the third quarter ended September 30, 2003 was $16,621 compared with $7,894 in the same period in 2002. The increase is due to corporate strategy on the San José project, business negotiations with other companies, and an increased public and investor relations program. Foreign exchange loss was $2,929 for the quarter ended September 30, 2003 compared with a loss of $10,137 in the same period in 2002. Wages and benefits were $46,686 during the quarter ended September 30, 2003 compared to approximately $40,360 in the same period last year. This increase is due to pay adjustments for key employees.

Nine months ended September 30, 2003 compared with the nine months ended September 30, 2002

The Corporation had a net loss of approximately $686,000 for the nine months ended September 30, 2003, compared with a net loss of $339,000 for the comparable period in 2002. Total mineral property and deferred exploration costs for the nine months were approximately $339,000 in 2003 and $166,000 in the comparable period of 2002 (before mineral property option proceeds).The increase reflects increased costs associated with monitoring the Corporation’s joint venture in the San José property in Argentina and costs related to the reconnaissance exploration program. Expenditures in both years were focused on the San José project. Deferred expenditures related to mineral properties and exploration were approximately $3,475,000 at September 30, 2003, compared with approximately $3,287,000 at September 30, 2002.

Administrative expenditures for the nine months ended September 30, 2003 included approximately $233,000 in consulting fees. This increase of $195,278 over the same period last year is directly related to the more advanced stage of the San José project and stock option compensation expense. Legal activities were $169,983 for the nine months ended September 30, 2003 compared to $43,598 in the same period last year. The increase in legal fees is due to corporate strategy regarding the San José project and negotiations with other companies. Travel for the nine months ended September 30, 2003 was $35,529 compared with $16,030 in the same period in 2002. The increase is due to corporate strategy on the San José project, business negotiations with other companies, and an increased public and investor relations program. Foreign exchange gained $51,098 in the nine months ended September 30, 2003 compared with a loss of $22,435 in the same period in 2002. Wages and benefits were approximately $142,000 during the nine months ended September 30, 2003 compared to approximately $121,000 in the same period last year. This increase is due to pay adjustments for key employees.

Liquidity and Capital Resources

At September 30, 2003 the Corporation had cash and cash equivalents of approximately $436,000 compared to approximately $339,000 at September 30, 2002. Working capital at September 30, 2003 was approximately $504,000, sufficient, together with funds from joint ventures on the San José, as estimated by management, to cover its budgeted expenditures for mineral property and exploration activities on its properties in Argentina and general and administrative expenses through the end of 2003. The Corporation’s operating activities used approximately $0.7 million in the first nine months of 2003 compared with approximately $0.4 million in 2002.

The Corporation’s investing and financing activities generated net proceeds of $126,916 during the third quarter of 2003 compared with $134,666 in the same period of 2002. Cash and cash equivalents decreased by $572,808 in the first nine months of 2003 compared to an increase of $217,877 in the same period in 2002. The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Corporation to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of September 30, 2003, there was significant doubt that the Corporation would be able to continue as a going concern.

For the nine months ended September 30, 2003, the Corporation had a loss of approximately $686,000 and an accumulated deficit of approximately $14.9 million. Due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Corporation has financed its activities through the sale of equity securities and joint venture arrangements. The Corporation expects to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

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

Subsequent to the third quarter ended September 30, 2003, on November 13, 2003 the Corporation completed a brokered private placement of Cdn$6.6 million by issuing 22,000,000 units at a price of Cdn$0.30 per unit.

Under terms of the offering, each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.50 per share for a period of 60 months from the closing date. The securities are subject to a four-month hold period.

The agents received a 7 percent cash commission. The agents also received agents’ warrants equal to 10 percent of the aggregate number of units sold pursuant to the offering. Each agents’ warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.35 per common share for a period of 24 months from the date of issue. A total of 22,000,000 common shares have been issued pursuant to the private placement, and 11,000,000 common shares have been reserved for issuance on exercise of the warrants. In addition, 2,200,000 common shares have been reserved for issuance on the exercise of the agents’ warrants.

Minera Andes intends to use approximately 35 percent of the proceeds from the offering to fund its share of the construction for gold/silver ore reserve development at the advanced-stage Huevos Verdes project in southern Argentina, as well as its share of exploration costs for other gold/silver targets within the San José land package, of which Huevos Verdes is part.

In addition, Minera Andes intends to use the proceeds from the offering to conduct exploration including a drill program on its 100-percent-owned Los Azules copper/gold porphyry system in San Juan province, Argentina. Minera Andes’ management also intends to conduct an exploration program on its gold/silver properties in Santa Cruz and Chubut provinces, which are 100-percent-owned, and for new acquisitions of epithermal gold/silver properties in southern Argentina. Proceeds will also be used for general corporate purposes.

The securities offered have not been and will not be registered under the Securities Act of 1933 and were not offered or sold in the United States absent registration or an applicable exemption from registration.

Recent U.S. Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which amends SFAS No. 19, and establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of this statement on January 1, 2003 did not have a material effect on the financial statements.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for all contracts created or modified after June 30, 2003. We do not believe the adoption of this standard will have a material effect on our consolidated financial statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements.” FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have a material effect on our consolidated financial statements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-14(c) and 15d-14(c)) under the supervision and with the participation of the Corporation’s management, including the Corporation’s President and its Chief Financial Officer. Based upon that evaluation, the Corporation’s President and its Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

PART II—OTHER INFORMATION

Item 2. Changes in Securities

During the nine months ended September 30, 2003, the Corporation issued 80,000 shares for the exercise of stock options; 50,000 shares for the exercise of warrants and 441,667 common shares for the exercise of broker warrants (from a June 25, 2002 financing), with gross proceeds to the Corporation of Cdn$96,550 (US$68,611).

On June 25, 2003, warrants to purchase 2,158,330 common shares of the Corporation (from the June 25, 2002 financing) expired, without being exercised.

As of September 30, 2003, there were no warrants outstanding for the Corporation.

Item 4. Submission of Matters to a Vote of Security Holders

a.	The Corporation held its annual general and special meeting of shareholders in Calgary, Alberta Canada on September 3, 2003.

b.	The following directors were elected at the meeting: Allen V. Ambrose, John Johnson Crabb, Gary A. Craig, A.D. Drummond, Bonnie L. Kuhn and Allan J. Marter.

c.	The following matters were voted on at the meeting:

Matters	For	Against	Withheld	Abstentions/ Broker Non-Votes
Ordinary resolution setting the number of directors at six (6):	14,912,516	11,917		481

Election of directors for the ensuing year to be Allen V. Ambrose, Gary A. Craig, Bonnie L. Kuhn, John Johnson Crabb, A.D. Drummond, and Allan J. Marter	14,913,040		11,874

Ordinary resolution approving the amendment to the Corporation’s stock option plan	3,094,090	1,328,965		10,501,859

Resolution for the approval of the new by-laws of the Corporation	4,384,026	36,142		10,504,746

Appointment of BDO Dunwoody LLP as auditor for the ensuing year at a remuneration to be fixed by the directors:	14,907,246		7,724	9,944

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

Exhibit Number	Identification of Exhibit

10.1	Amendment to Key Executive Employment Contract for Allen V. Ambrose.

10.2	Amendment to Key Executive Employment Contract for Brian Gavin.

10.3	Amended Stock Option Plan dated September 3, 2003.

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K: An 8-K was filed July 3, 2003 with the Securities and Exchange Commission regarding the termination of a proposed arrangement agreement with La Mancha Resources and the announcement that MHC had earned a 51percent interest in the San José property.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERA ANDES INC.

Date: November 14, 2003	By:	/s/ Allen V. Ambrose
Allen V. Ambrose
President

Date: November 14, 2003	By:	/s/ Bonnie L. Kuhn
Bonnie L. Kuhn
Chief Financial Officer and Secretary