Form 10KSB/A
period 2002-12-31
MINERA ANDES INC /WA
filed 2003-12-04
CIK 1030219

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

Form 10-KSB/A

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

The Exhibits as listed in the Index to Exhibits of this report are included as part of this Form 10-KSB.

b.	Reports on Form 8-K

A report dated November 5, 2002 was filed with the Securities and Exchange Commission regarding N.A. Degerstrom, Inc.’s sale of 1,175,000 of our Common Shares with intention to use proceeds to exercise purchase warrants for 1,175,000 of our Common Shares.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Asset and Share Acquisition Agreement between MASA, NADSA, Minera Andes Degerstrom, Brian Gavin, Jorge Vargas, and Enrique Rufino Marzari Elizalde, dated March 8, 1995, as amended on April 19, 1996 (incorporated by reference to Exhibit 2.1 to Minera Andes’ Registration Statement on Form 10-SB, Commission File No. 000-22731 (the “Form 10-SB”)).

2.2	Arrangement between Minera Andes and Scotia Prime Minerals, Inc. (incorporated by reference to Exhibit 2.2 to the Form 10-SB).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-SB).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-SB).

10.1	Conveyance Agreement between NADSA and N.A. Degerstrom, Inc., dated July 1, 1994 (incorporated by reference to Exhibit 10.1 to the Form 10-SB).

10.2	Conveyance Agreement between NADSA and N.A. Degerstrom, Inc., dated July 1, 1994 (incorporated by reference to Exhibit 10.2 to the Form 10-SB).

10.3	Operating Agreement between Minera Andes and N.A. Degerstrom, Inc. dated March 15, 1995 (incorporated by reference to Exhibit 10.3 to the Form 10-SB).

10.4	Share Option Agreement between Minera Andes and Jorge Vargas, dated March 15, 1995 (incorporated by the reference to Exhibit 10.4 to the Form 10-SB).

10.5	Share Option Agreement between Minera Andes and Enrique Rufino Marzari Elizalde, dated March 15, 1995 (incorporated by reference to Exhibit 10.5 to the Form 10-SB).

10.6	Special Warrant Indenture between Minera Andes and Montreal Trust Company of Canada, dated December 13, 1996 (incorporated by reference to Exhibit 10.18 to the Form 10-SB).

10.7	Purchase Warrant Indenture between Minera Andes and Montreal Trust Company of Canada, dated December 13, 1996 (incorporated by reference to Exhibit 10.19 to the Form 10-SB).

10.8	Agreement dated April 30, 1996 between Minera Andes and Waiata Resources for the provision of financial advisory services (incorporated by reference to Exhibit 10.20 to the Form 10-SB).

10.9	Amended Stock Option Plan, dated June 26, 1996, as amended June 26, 1998, as amended June 23, 2000 (incorporated by reference to Exhibit 10.15 to the Form 10-KSB for the fiscal year ended December 31, 2000).

10.10	Purchase and Sales Agreement (Chubut cateos, Mina León I, Mina León II and Leleque) dated August 28, 2000 between Minera Andes S.A. and Cordon Leleque S.A.(incorporated by reference to Exhibit 10.17 to the Form 10-KSB for the fiscal year ended December 31, 2000).

10.11	Purchase and Sales Agreement (Chubut cateos, Willimanco) dated August 28, 2000 between Minera Andes S.A. and Minera El Desquite S.A.(incorporated by reference to Exhibit 10.18 to the Form 10-KSB for the fiscal year ended December 31, 2000).

10.12	Option and Joint Venture Agreement (El Pluma/Cerro Saavedra properties, now referred to as San José) between Minera Andes and Mauricio Hochschild & Cia. Ltda. dated March 15, 2001(incorporated by reference to Exhibit 10.19 to the Form 10-KSB for the fiscal year ended December 31, 2000).

10.13	Amendment to the Option and Joint Venture Agreement (El Pluma/Cerro Saavedra properties, now referred to as San José) between Minera Andes and Mauricio Hochschild & Cia. Ltda. of March 15, 2001 dated May 14, 2002 (incorporated by reference to Exhibit 10.20 to the third quarter 2002 10-QSB).

10.14	Second Amendment to the Option and Joint Venture Agreement (El Pluma/Cerro Saavedra properties, now referred to as San José) between Minera Andes and Mauricio Hochschild & Cia. Ltda. of March 15, 2001 dated August 27, 2002 (incorporated by reference to Exhibit 10.21 to the third quarter 2002 10-QSB).

10.15	Key Executive Employment Contract between Allen Ambrose and Minera Andes, effective January 1, 2003 (previously filed).

10.16	Key Executive Employment Contract between Brian Gavin and Minera Andes, effective January 1, 2003 (previously filed).

21.1	List of subsidiaries (previously filed).

23.1	Consent of BDO Dunwoody LLP.*

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Officer’s Certificate for Allen V. Ambrose (previously filed).

99.2	Officer’s Certificate for Bonnie L. Kuhn (previously filed).

* Exhibits filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to be signed on its behalf be the undersigned, thereunto duly authorized, effective December 2, 2003.

MINERA ANDES INC.

Registrant

By:	/s/ Allen V. Ambrose

Allen V. Ambrose, President