Form 10KSB
period 2003-12-31
MINERA ANDES INC /WA
filed 2004-03-30
CIK 1030219

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to

Commission file number 000-22731

MINERA ANDES INC.

(Name of small business issuer in its charter)

Alberta, Canada

(State or other jurisdiction of incorporation or organization)

None

(I.R.S. Employer Identification No.)

111 E. Magnesium Road, Suite A, Spokane, Washington 99208

(Address of principal executive offices)

(509) 921-7322

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Act:	Name of each exchange on which registered:
Title of each class
None

Securities registered under Section 12(g) of the Act:
Common shares without par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer is in the exploration stage and has no revenues for its most recent fiscal year.

The aggregate market value of the voting stock held by non-affiliates as of March 12, 2004 was $26,144,579.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 12, 2004 the Registrant had 69,810,865 common shares outstanding.

Transitional Small Business Disclosure Format (Check one:)    Yes  ☐    No  ☒

PART I

Preliminary Note Regarding Forward-Looking Statements; Currency Disclosure

This report contains both historical and prospective statements concerning Minera Andes Inc. and its operations. Historical statements are based on events that have already happened; examples include the reported financial and operating results, descriptions of pending and completed transactions, and management and compensation matters. Prospective statements, on the other hand, are based on events that are reasonably expected to happen in the future; examples include the timing of projected operations, the likely effect or resolution of known contingencies or other foreseeable events, and projected operating results. In this report, Minera Andes Inc. is referred to as “Minera Andes”, “we”, “our”, and the “Company”.

Prospective statements (which are known as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995) may or may not prove true with the passage of time because of future risks and uncertainties.

All currency amounts in this report are stated in U.S. dollars unless otherwise indicated. On March 12, 2004, the late New York trading rate of exchange, as reported by The Wall Street Journal for conversion of United States dollars into Canadian dollars was U.S.$1.00 = Cdn$1.3355 or Cdn$1.00 = U.S. $0.7488.

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

Our business grew out of a program begun by N.A. Degerstrom, Inc. (“Degerstrom”), a contract mining company based in Spokane, Washington, to identify properties in Argentina that possessed promising mineral potential. Based on the study of available remote sensing satellite data and experience gained from drilling work performed by Degerstrom, beginning in 1991 Degerstrom identified a number of areas which it believed had exploration potential and began the process of filing applications for exploration concessions with the provincial governments in Argentina and negotiating option agreements with private landowners. Degerstrom conveyed these property interests to Minera Andes in 1995. See “Description of Properties S The Degerstrom Agreement” and “Management’s Discussion and Analysis or Plan of Operations.”

Our current properties and projects consist of mineral rights and applications for mineral rights covering approximately 199,875 hectares in three Argentine provinces. The lands comprise option-to-purchase contracts, exploration and mining agreements and direct interests through our filings for exploration concessions. Our properties are all early stage exploration prospects except for the San José project, which is an advanced stage exploration project. No proven or probable reserves have yet been identified. See “Description of Properties.” We have three full time employees and several project-specific contract consultants.

Operating Structure

Minera Andes is the product of an amalgamation in November 1995 of Minera Andes and Scotia Prime Minerals, Incorporated, a then inactive Alberta corporation which previously had its Common Shares listed for trading on the Alberta Stock Exchange. Since April 8, 2002 our Common Shares have been listed on the TSX Venture Exchange (“TSX-V”), which replaced the Alberta Stock Exchange. Our interests in Argentinean properties are held through two Argentinean subsidiaries: Minera Andes S.A. (“MASA”) and Minera Santa Cruz S.A. (“MSC”).

The corporate structure of Minera Andes is as follows:

We hold 19 of the 20 issued and outstanding shares of MASA as well as an irrevocable transferable option to purchase the one remaining MASA share. The single share is held by a natural person shareholder as required by local law. MASA holds 5,047,000 shares of the 10,300,000 shares issued and outstanding of Minera Santa Cruz S.A.

In July 2003, we announced that Mauricio Hochschild & Cia. Ltda. S.A. (“MHC”) had acquired 51% of the shares of the project company, MSC, upon satisfaction of the vesting requirements of the Option and Joint Venture Agreement for the development of the Huevos Verdes gold/silver project in southern Argentina. The agreement required MHC to expend US$3 million on the further exploration and development of the Huevos Verdes project, owned by MSC, in order to vest. Minera Andes holds a 49% interest in MSC through our subsidiary, MASA.

Through 2003, Degerstrom provided management services to us and acted as operator of our properties and projects pursuant to an operating agreement entered into in March 1995 (“Operating Agreement”). Under the Operating Agreement, Degerstrom operated and managed the exploration program on all properties and provided related offsite administrative assistance as required.

Degerstrom is principally involved in contract mining and road and bridge construction. Degerstrom provides a full range of contract services including geological studies, site drilling, metallurgical analysis, and engineering of pit, process and recovery systems.

On December 2, 2003, we cancelled our Operating Agreement with Degerstrom, effective December 31, 2003. We are an established exploration company and felt the need to update the arrangements with Degerstrom. At the time that these agreements were signed, Degerstrom was a significant shareholder of ours, however, their shareholdings have been reduced to approximately 10.5% of our issued and outstanding shares at the end of 2003. In addition, the reasons for entering into the Operating Agreement, which included using the established Argentina infrastructure of Degerstrom at the time we were listed, are no longer applicable. We are no longer a newly formed junior public company and have been in existence for ten years. The management and the board of directors thought it was also prudent for corporate governance reasons to separate itself from Degerstrom. As of March 12, 2004, Degerstrom owned 8.3% of our issued and outstanding shares.

Our management office is 111 E. Magnesium Road, Suite A, Spokane, Washington, 99208, and our principal business address is Coronel Moldes 837/820, (5500) Mendoza, Argentina. Our registered address is 350 - 7TH Ave. S.W., Calgary, Alberta, T2P 3N9 Canada.

Risks Related to our Business

Ownership of our Common Shares involves a high degree of risk. Shareholders should consider, among other things, the following factors relating to our business and properties and our present stage of development:

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

“synvolcanic” means formed at the time of volcanic activity;

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
2,204.62 pounds = 1 metric ton = 1 tonne
2,000 pounds (1 short ton) = 0.907 tonnes
1 ounce (troy) = 31.103 grams
1 ounce (troy)/ton = 34.2857 grams/tonne

Available Information

We make available, free of charge, on or through our Internet Web site, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC.

ITEM 2. DESCRIPTION OF PROPERTIES

Our exclusive business is the exploration and development of mineral properties (“Claims”) located in the Republic of Argentina. Our interests in the Argentinean Claims are held through MASA and MSC, in which MASA holds a 49% share interest. MASA holds properties and is the company in which the daily business operations in Argentina are conducted. MASA was formed and registered as a mining company in order for us to receive the benefits of the new mining laws in Argentina. Our principal properties are described under the heading “Principal Properties” below.

The Degerstrom Agreement

A number of the Claims were originally held by Degerstrom. Pursuant to the March 1995 Asset and Share Acquisition Agreement among Minera Andes, MASA, NAD S.A.(“NADSA”) and Degerstrom (the “Degerstrom Agreement”), Degerstrom transferred its interest in those Claims to NADSA and MASA in consideration for a royalty. Degerstrom also conveyed the MASA and NADSA capital stock it held to us. In consideration for those shares, Minera Andes (i) issued to Degerstrom 4,000,000 Common Shares and the right to acquire an additional 1,213,409 Common Shares if any of the properties comprising the Claims became the subject of a Bankable Feasibility Study, (ii) agreed to pay a royalty on any existing or future properties held by us or our affiliates as described below, and (iii) agreed to pay the aggregate amount of the cost and expenses incurred by Degerstrom on our behalf, from July 1, 1994 through March 15, 1995. Minera Andes also acquired from Brian Gavin, a Minera Andes officer, the shares he held in MASA. In 2001 we sold our interest in NADSA to Degerstrom.

The royalty payable to Degerstrom by MASA would be a percentage of the net smelter return earned on those Claims or any future Claims acquired. The Claims were subject to a royalty equal to the difference between 3% and the Underlying Royalty, subject to a maximum royalty of 2%. If MASA acquired all or part of the Underlying Royalty, the royalty payable, if any, to Degerstrom would not increase. If Degerstrom collected a royalty on any of the Claims held, MASA would at any time have the option, upon giving notice to Degerstrom, to repurchase up to one-half of the royalty payable to Degerstrom upon payment of $1,500,000, for each 1% of the royalty repurchased.

Minera Andes, MASA, NADSA and Degerstrom also entered into an Operating Agreement, appointing Degerstrom as operator of the Claims and any future Claims acquired in Argentina. Under the terms of the Operating Agreement, Degerstrom operated and managed the exploration program on all properties and provided related offsite administrative assistance as required. In consideration for these operating services, Degerstrom was entitled to reimbursement for its costs of labor, materials and supplies incurred in connection with its services plus an additional 15% of such costs as a management fee. Included in the Operating Agreement were fixed usage rates for the equipment owned by Degerstrom. Degerstrom had the right to terminate the Operating Agreement if we did not maintain a program and budget in excess of Cdn$300,000 per year. If we elected to develop a property and contract with a third party for development or production, we had to give notice to Degerstrom of the terms and conditions of the proposed arrangement. Degerstrom had the right for a period of 30 days to meet the contract bid by a third party.

On December 2, 2003, the Company, Degerstrom, MASA and MACI entered into a Settlement Agreement to terminate certain agreements in place between the parties, to assign royalties payable to Degerstrom to our wholly owned subsidiary, MACI, and cancel certain obligations payable to Degerstrom for the consideration of US$500,000. We received TSX-V approval on January 13, 2004, for an effective date of December 31, 2003.

We, as an established exploration company, felt the need to update the arrangements with Degerstrom. At the time that these agreements were signed, Degerstrom was a significant shareholder of ours, however, their shareholdings have been reduced to approximately 10.5% of our issued and outstanding shares at the end of 2003. In addition, the reasons for entering into the Operating Agreement, which included using the established Argentina infrastructure of Degerstrom at the time we were listed, are no longer applicable. We are no longer a newly formed junior public company and have been in existence for ten years. The management and the board of directors thought it was also prudent for corporate governance reasons to separate itself from Degerstrom. As of March 12, 2004, Degerstrom owned 8.3% of our issued and outstanding shares.

Terms of the Settlement Agreement

1.	The parties terminated the Operating Agreement effective December 31, 2003. As a result of the termination, we vacated the office space currently provided by Degerstrom under the Operating Agreement. In addition, we have set up our own accounting systems.

2.	There is a termination of the lock up agreement that had been previously entered into in the summer of 2003, when we were reviewing potential merger candidates.

3.	The parties to the Settlement Agreement acknowledged that the Degerstrom Royalty covered the current properties held by us and our subsidiaries. Degerstrom agreed to assign the Degerstrom Royalty payable under the asset agreement on the current properties to MACI and has agreed to cancel the Performance Right.

4.	The consideration for the assignment of the Royalty and cancellation of Performance Right is the payment of $500,000. In addition, a payment of $250,000 is payable if any of the current properties other than the properties comprising the San José project, meet certain conditions such as bankable feasibility or commercial production.

PRINCIPAL PROPERTIES

I. ARGENTINA

Recent Mining and Economic History in Argentina

Argentina is the second largest country in South America, over 2.7 million sq. km in area. In 1983, Argentina returned to a multiparty democracy, which brought to an end nearly a half century of military intervention and political instability. The country then began to stabilize; however, it was not until 1989, with the election of the government under President Carlos Menem, that Argentina’s economy began to improve. Menem initiated economic reforms that included the privatization of many state companies and the implementation of the Convertibility Plan, which fixed the Argentine peso to the U.S. dollar at par, fully backed by reserves of foreign exchange, gold and dollar-denominated bonds of the Central Bank of Argentina. Results of the reforms were positive; Argentina’s gross domestic product grew at up to 8% per annum in the early 1990s and inflation dropped to between 1% and 3% per annum. However, following a recession in 1999 and 2000, a severe political and economic crisis occurred in late 2001. In early 2002, with five presidents in less than five weeks, the current president, Eduardo Duhalde, chose to devalue the peso, first to $1.00 to Peso$1.40, before allowing the Peso to float in February 2002. The economic reforms associated with the devaluation of the Peso included the conversion of all U.S. dollar denominated contracts into Pesos on a one-to-one basis and all US dollar bank accounts into Pesos. At the beginning of January 2003 the Peso stood at Peso$3.37 to $1.00; at the end of December 2003, the peso stood at Peso$2.93 to $1.00.

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

In 1989, fewer than a dozen foreign exploration companies had offices in Argentina; by 1996 there were approximately 60 such companies. Exploration expenditures grew from $5 million in 1991 to over $90 million in 1995, but have since shrunk with the prolonged low gold price market. In recent years no more than a handful of exploration companies have been active in Argentina. There has been a very modest resurgence in exploration activity in Argentina.

We initiated gold exploration in Argentina in 1991, in conjunction with Degerstrom. As of December 2003, we had Argentine land holdings totaling 199,875 ha in three Argentine provinces (Figure 1 below). Our exploration efforts initially focused on evaluating prospects generated by 1960’s United Nations development exploration programs and on targets generated by satellite image analysis. We developed techniques of processing and interpreting satellite imagery to assist in identifying promising exploration targets. Currently, we are completing exploration work that includes geophysical surveys, mechanical trenching and reverse-circulation drilling on the most advanced targets in our property portfolio, and conducting grassroots exploration to evaluate our other properties and to generate new targets.

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

Applicants for cateos may be allowed to explore on the land pending formal award of the cateo, with the approval of the surface owner of the land. The time period after which the owner of a cateo must reduce the quantity of land held does not begin to run until 30 days after a cateo is formally awarded. Our goal is to determine whether our cateos contain commercial grade ore deposits before portions of the cateos must be relinquished. Our ability to do so is dependent upon adequate financing for exploration activities. It is likely that several of our cateos will be relinquished after preliminary exploration because no promising mineral deposits have been discovered.

Until August 1995, a “canon fee”, or tax, of Peso$400 per unit was payable upon the awarding of a cateo. A recent amendment to the mining act requires that this canon fee be paid upon application for the cateo.

2.	Mina: To convert an exploration concession to a mining concession, some or all of the area of a cateo must be converted to a “mina”. Minas are mining concessions which permit mining on a commercial basis. The area of a mina is measured in “pertenencias”. Each mina may consist of two or more pertenencias. “Common pertenencias” are six hectares and “disseminated pertenencias” are 100 ha (relating to disseminated deposits of metals rather than discrete veins). The mining authority may determine the number of pertenencias required to cover the geologic extent of the mineral deposit in question. Once granted, minas have an indefinite term assuming exploration development or mining is in progress. An annual canon fee of Peso$80 per pertenencia is payable to the province.

Minas are obtained by the following process:

a.	Declaration of manifestation of discovery in which a point within a cateo is nominated as a discovery point. The manifestation of discovery is used as a basis for location of pertenencias of the sizes described above. Manifestations of discovery do not have a definite area until pertenencias are proposed. Within a period following designation of a manifestation of discovery, the claimant may do further exploration, if necessary, to determine the size and shape of the orebody.

b.	Survey (“mensura”) of the mina. Following a publication and opposition period and approval by the province, a formal survey of the pertenencias (together forming the mina) is completed before the granting of a mina. The status of a surveyed mina provides the highest degree of mineral land tenure and rights in Argentina.

3.	Estaca Minas: These are six-hectare extensions to existing surveyed minas that were granted under previous versions of the mining code. Estaca minas are equivalent to minas. New Estaca minas were eliminated from the mining code in August 1996.

4.	Provincial Reserve Areas: Provinces are allowed to withdraw areas from the normal cateo/mina process. These lands may be held directly by the province or assigned to provincial companies for study or exploration and development.

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

A. San Juan Project Summary Which Includes Los Azules

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

Our lands in San Juan consist of six applications for cateos and 11 manifestations of discovery and total 37,568 ha. At present, these lands are not subject to a royalty, however, the government of San Juan has not waived its rights to retain up to a 3% “mouth of mine” royalty from production. Property canon fees for the properties in 2004 are estimated at $10,175.

5.	Los Azules Project Geology

In April 1999, the Company signed an agreement with Battle Mountain Gold Corporation regarding a joint venture on Minera Andes’ Los Azules cateo application in Calingasta Department, San Juan. Battle Mountain controlled land contiguous to the Los Azules property. Battle Mountain failed to meet their exploration obligations and subsequently withdrew from the agreement in April of 2000.

The hydrothermal system at Los Azules is an altered area approximately 5 km by 8 km surrounding a core mineralized porphyry target that is about 1 km by 3 km in size. The target straddles the Minera Andes property boundary where drilling on the adjacent property has revealed copper grades and thicknesses that increase toward the Minera Andes ground and contain up to 0.55% total copper and 2.1gm silver over 143 meters in holes that end in mineralization. Surface sampling on the Minera Andes porphyry target reveals gold values ranging from nil to 0.3 grams gold in a stockwork zone that is leached. The Minera Andes target remains to be tested by drilling.

The 100 percent-owned Los Azules project is 3,418 hectares (8,633 acres) and was discovered by Minera Andes’ geologists through regional exploration in the Andes. The project is situated in Argentina near the Argentina/Chile border between two prolific mineral belts that straddle the border and is held as an application for a exploration permit (cateo). To the north of the property, the El Indio gold belt is host to multi-million ounces of gold, and includes significant gold discoveries such as Veladero, Sancarron, Pascua and El Indio-El Tambo. The property lies in a belt of porphyry copper prospects such as El Pachon (Noranda), El Altar (Rio Tinto) and los Piuquenes (Rio Tinto).

6.	Los Azules Exploration

Minera Andes’ geologists discovered the Los Azules property through regional exploration and prospecting using Landsat imaging, mapping and sampling. The acquired land position covers approximately half of a large area of hydrothermal alteration typically associated with mineralized systems. Exploration drilling in 1998 on the northern property boundary by Battle Mountain Gold (“BMG”) discovered significant copper intervals (see table below). As exploration drilling progressed south towards Minera Andes’ property boundary, copper grades and thickness generally increased. This is due to a change in mineralogy from a pyritic halo into a zone of increasing chalcopyrite indicative of the typical zonation in a porphyry copper system. These results from the adjacent property, along with altered and leached stockwork zones with surface gold anomalies on Minera Andes’ ground, point to an at untested porphyry target situated on Minera Andes’ ground.

BMG drilled 18 holes on the adjacent property. The three best mineralized copper intervals were located in close proximity to the Minera Andes Los Azules target. Reverse-circulation holes LA04-98, LA06-98, LA08-98 were drilled 1,200 meters, 600 meters, and 220 meters north, respectively, of the BMG-Minera Andes boundary, with all holes open at depth. These holes encountered a barren leached zone from the surface to about 70 to 100 meters followed by an enriched copper oxide zone and then a mixed oxide-sulfide zone to the end of the hole. The holes contain significant copper intervals along with the silver credits listed below.

Drill Hole	Total Depth (m)	Interval (m)	Intercept (m)	Total Cu* (%)	Ag (g/t)
LA04-98	250	117-250	133	0.47	2.2

LA06-98 Includes:	250	61-250 157-250	189 93	0.44 0.64	2.0 2.8

LA08-98 Includes:	220	77-220 103-220	143 117	0.55 0.61	2.1 2.3

* Copper oxide plus copper sulfide	Note: Holes ended in mineralization

BMG also completed an airborne magnetics survey over the entire Los Azules target area. This work also validates the porphyry target on the Minera Andes ground.

In December 2003 Minera Andes initiated an exploration program at Los Azules. This program will include geologic mapping and sampling, ground magnetic and induced polarization geophysical surveys and a seven hole, 1700 meter core drilling program.

The base of information for Los Azules is taken primarily from an unsigned “Battle Mountain Gold” report, titled “Los Azules Project”, Final Report, dated September 1999, by Battle Mountain Canada Ltd., San Juan, Argentina and includes drilling data presented on Los Azules along with some of the technical information provided to Minera Andes Inc. by Battle Mountain Gold under the terms of a joint venture agreement.

B. San José Project Summary

1.	San José Project Location

Formerly known as El Pluma/Cerro Saavedra, the San José property package is located in the Santa Cruz province of Argentina, 230 km southwest of the city of Comodoro Rivadavia, near latitude 46E41’S and longitude 70°17’W. The property consists of one cateo and 46 manifestations of discovery covering a total of 40,449 ha (approximately 404 km2).

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

Work in 2002, conducted by MHC (see “San José Project Ownership” below), consisted of core drilling, trenching, geological and geophysical surveys, surveying and metallurgical studies. Work on the property from 1997 to 2001 by Minera Andes and from 2001 to the present by MHC has consisted of the following:

Reverse circulation drilling:	83 holes for 8,295 meters
Core drilling:	50 holes for 7,850 meters
Trenching:	201 trenches for 8,852 meters
Rock sampling:	3450 samples
Soil sampling:	2302 samples
Stream sediment sampling:	368 samples
CSAMT geophysics:	42 line kilometers
Gradient array I.P.:	183.7 line kilometers
RealSection I.P.	23.5 line kilometers
Ground magnetic surveys:	186 line kilometers

Recent exploration at San José has resulted in the discovery of high-grade gold-silver mineralization in drill holes at Huevos Verdes East (2 km northeast of the resource area at Huevos Verdes). This new high-grade zone is defined by three drill holes with the best drill intercept in the new zone averages 1.57 opt (53.75 g/t) gold and 50 opt (1,711.6 g/t) silver over 1.04 m in drill hole SJD-31. This intercept is part of a larger 41 ft (l2.5 m) interval with multiple zones of high-grade gold/silver mineralization.

Additionally, three new zones of gold/silver mineralization were recently discovered at the Aguas Vivas area located on trend about 10 km to the northwest of Huevos Verdes. The location and style of mineralization at Aguas Vivas suggests it may be a northwestern extension of the Huevos Verdes/El Pluma mineralized trend. The sample, taken from both vein outcrop and float, yielded results ranging from nil to 14.3 g/t gold and 45.6 g/t silver.

During 2003, surface work was completed by MHC in preparing the site for the underground exploration program. Land was purchased from private land owners, right of way agreements were obtained, and a 27 km all-weather road to provide year-round access to the mine site was constructed.

Exploration work is ongoing and will include detailed topographic surveys, and detailed mapping and sampling.

The underground exploration work currently underway includes the sinking of two 45-degree angle decline shafts and the construction of tunnels or galleries on two levels of the main Huevos Verdes vein. The immediate objective is to define a minable ore reserve through bulk sampling and drilling on these two levels. This is an essential step prior to considering the mine development decision. It is estimated that the length of the galleries that will permit exploration along the vein will initially be approximately 2,270 m (about 7,500 feet).

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

An estimate was done under contract for Minera Andes by Snowden Mining Industry Consultants Inc. (“Snowden”). Snowden, an internationally recognized consulting engineering firm headquartered in Australia, provided a report dated July 26, 2002 authored by Robert Cinits, P.Geo., and Steven Blower, P. Geo., pursuant to Canadian National Instrument 43-101 (the “Report”). The Snowden staff based in Vancouver, B.C. completed the study. The Report was previously filed on SEDAR on August 16, 2002 and is available for review on their Web site.

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

Table 1. Huevos Verdes Mineralized Material

Ag Cutoff (g/t)	Tonnage Tonnes (x1000)	Ag Grade (g/t)	Au Grade (g/t)	Au Equivalent* (g/t)
750	163	884.1	8.88	23.61
500	381	725.2	7.50	19.59
250	1073	475.1	5.03	12.95
200	1536	399.4	4.16	10.82
150	2100	339.4	3.70	9.36
100	2599	297.6	3.34	8.30
50	3584	235.3	2.72	6.64

(*)	Au equivalent is based upon $300 gold and $5.00 silver prices, or a 60:1 silver/gold ratio, which does not take into consideration possible differences in metal recoveries.

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

Table 2. Saavedra West Mineralized Material

Ag Cutoff (g/t)	Tonnage Tonnes (x1000)	Ag Grade (g/t)	Au Grade (g/t)	Au Equivalent (g/t)
750	34	807.9	6.04	19.51
500	85	683.8	4.49	15.89
250	305	447.0	2.45	9.90
200	556	342.3	1.58	7.28
150	657	317.0	1.36	6.65
100	794	283.5	1.19	5.92
50	961	245.9	1.00	5.10

(*)	Au equivalent is based upon $300 gold and $5.00 silver prices, or a 60:1 silver/gold ratio, which does not take into consideration possible differences in metal recoveries.

b.	Metallurgical Studies

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

Gravity concentration, flotation and chemical cyanide leaching tests were conducted on the samples. The best recoveries are from the combined flotation and leaching tests with total gold recoveries of 94.0%, and silver, 92.1%. Gravimetric concentration combined with cyanide leaching gives a recovery of 94.2% gold and 89.2% silver. Recovery efficiency and cost reduction benefits are likely to be enhanced during process optimization, as the mineralized material has a simple mineralogical composition and is low in sulfides and detrimental compounds.

4.	San José Project Ownership

The San José project area is made up of one cateo and 46 manifestations of discovery totaling 40,499 ha. The cateos are located in the western half of the province of Santa Cruz. All of the cateos are controlled 100% by Minera Santa Cruz S.A., a holding and operating company set up under the terms of the agreement with MHC. Any production from these lands may be subject to a provincial royalty. Holding costs for 2004 are estimated to be $12,000.

On March 15, 2001, we signed an option and joint venture agreement with MHC for the exploration and possible development of Minera Andes’ epithermal gold-silver exploration land package at El Pluma/Cerro Saavedra (now referred to as the San José project), including Huevos Verdes.

Under the agreement, MHC could earn a 51% ownership in the JV by spending a total of $3 million in three years, and a minimum of $100,000 per year on exploration targets within the JV other than Huevos Verdes, the most advanced prospect. In addition, MHC will make semiannual payments totaling $400,000 per year until pilot plant production is achieved. Lands have been transferred to a holding and operating company, MSC, which is owned 49% by MASA.

Once MHC vested at 51% ownership, we had the option of participating in the development of a pilot production plant that would process a minimum of 50 tons per day (tpd). We could participate on either a pro-rata basis, or by choosing to retain a 35% “carried” ownership interest. Upon the successful completion and operation of the 50 tpd plant, we would have the option of participating on a pro-rata basis, or choosing a 15% interest in return to being “carried” to first production of 500 tpd. Failure by either party to contribute to work programs will result in simple dilution of that party’s interest in the project.

On May 6, 2003 we received notice from MHC pursuant to the option agreement with MHC that it had completed $3,000,000 in expenditures and would vest 51% in the San José project.

On July 1, 2003, MHC acquired 51% of the issued and outstanding shares of MSC pursuant to the option agreement with MHC.

On July 24, 2003 we announced that MSC has a planned exploration program and budget which covers a 17-month period to November 2004 and will consist of a comprehensive program that includes underground exploration/development, environmental studies, metallurgical studies, and construction and commissioning of a pilot plant at the Huevos Verdes vein area. In addition, a program of geophysics, surface sampling and drilling is planned for targets at the San José project, other than Huevos Verdes. The program is budgeted at $12.2 million as follows:

Additional exploration at San José: $2.0 million

Underground exploration and reserve development at Huevos Verdes: $4.2 million

Metallurgical testing and pilot plant construction at Huevos Verdes: $6.0 million

The planned extensive surface exploration program includes 220 line-kilometers of geophysical surveys, which will precede an exploration drilling program. The drill program scheduled for March 2004 will focus on identified targets other than Huevos Verdes. This drill program will consist of approximately 7,000 m (22,960) feet of diamond drilling to further assess at least four of the approximately ten known targets, with the goal of discovering other potential ore bodies within San José.

At Huevos Verdes, MHC, as operator of the project is currently constructing two inclined shafts and a series of workings (4,259 m in total) on two levels to facilitate underground exploration with the goal of upgrading the existing gold-silver resource to the reserve category. Metallurgical testing and pilot plant construction and mining of plant feed are planned for March to September 2004.

On September 11, 2003 we notified MHC that we opted to retain our 49% ownership in MSC.

C. Santa Cruz Project Property Summary

1.	Santa Cruz Project Location

Minera Andes currently holds 17 cateos and 30 manifestations of discovery in the Deseado Massif region of Santa Cruz. These properties are located at moderate elevations (300 to 1,000 m above sea level). Topography varies from gently rolling to locally rugged. The Deseado Massif is a cold desert. Access to the properties is by dirt road and trail.

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

We currently control 17 cateos and 30 manifestations of discovery (totaling 80,398 ha) in Santa Cruz province. Land holding costs for 2004 are estimated at $8,000.

D. Chubut Project Property Summary

1.	Chubut Project Location

We currently hold 12 cateos and 19 manifestations of discovery in the Precordilleran and Patagonian Massif regions of Chubut totaling 41,460 ha. These properties are located at moderate elevations (300 to 1000 m above sea level) in central and western Chubut. Access to the properties is by dirt road and trail.

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

Results from the 40-sample reconnaissance program on this property show gold values ranging from below detection limit to 14.6 g/t. Several high values, above 3 g/t gold, are from outcrops and float from multistage epithermal quartz veins. Some of the samples with low gold values show strongly anomalous pathfinder elements such as mercury (in the low 2,000 to 13,000 ppb range) that may indicate higher levels in the gold system. No exploration was done at El Valle in 2002 or 2003.

On the basis of fixed-wing overflights and general geological reconnaissance, an additional ten cateos were acquired in late 2002 in the northern Patagonian Massif and Precordilleran regions of Chubut. Expenditures in 2003 relate to an ongoing reconnaissance exploration program on these lands. A similar level of expenditure is planned for 2004.

4.	Chubut Project Ownership

We currently control 12 cateos and 19 manifestations of discovery, totaling 41,460 ha, in Chubut province.

In August 2000, Minera Andes Inc. and Brancote Holdings PLC subsidiaries signed an agreement to purchase two of Minera Andes’ gold exploration properties in Chubut province, southern Argentina. The agreements cover the Willimanco, Leleque and Leon properties. Brancote’s Argentine subsidiaries, Minera El Desquite S.A. and Cordon Leleque S.A., had a four-year option to purchase Willimanco and Leleque (and adjoining Leon properties) for a combined total of $1.25 million and a 2% net smelter return royalty. Following the acquisition of Brancote Holdings PLC by Meridian Gold Inc., Minera Andes completed the sale to Meridian Gold of the Willimanco, Leleque and Leon properties for US$720,000 and Peso$200,000 for an approximate total of US$777,000.

Summary

The above disclosure on our properties has been prepared by, and/or reviewed by Brian Gavin, Vice President–Exploration of Minera Andes Inc. and a “qualified person” within the meaning of Canada’s National Instrument 43-101.

ITEM 3. LEGAL PROCEEDINGS

We are not currently aware of any material legal proceeding, actual, contemplated or threatened, to which we are a party or of which any of our property interests is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Shares are listed on the TSX Venture Exchange (“TSX-V”) under the trading symbol MAI and, since November 5, 1997, the Common Shares have also been quoted on the NASD’s OTC Bulletin Board over -the-counter market under the trading symbol MNEAF.

The high and low prices for the Common Shares reported by the TSX-V for each of the quarters during the years ended December 31, 2003 and 2002 are set forth in the table below:

		High ($Cdn)	Low ($Cdn)
2002	January - March	0.16	0.08
	April - June	0.44	0.13
	July - September	0.48	0.29
	October - December	0.44	0.25

2003	January - March	0.55	0.25
	April - June	0.31	0.25
	July - September	0.43	0.24
	October - December	0.65	0.31

The high and low prices for the Common Shares reported for the OTC Bulleting Board for each of the quarters during the years ended December 31, 2003 and December 31, 2002 are set forth in the table below:

		High ($US)	Low ($US)
2002	January - March	0.10	0.06
	April - June	0.29	0.08
	July - September	0.32	0.19
	October - December	0.30	0.18

2003	January - March	0.35	0.18
	April - June	0.25	0.18
	July - September	0.32	0.18
	October - December	0.51	0.24

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of December 31, 2003, there were approximately 366 holders of record of our Common Shares. No dividends have ever been paid on our Common Shares, and we intend to retain any earnings for use in the business and do not expect to pay dividends in the foreseeable future.

At December 31, 2003, 929,000 options were available for grant under our stock option plan (“the Plan”). The aggregate number of shares to be delivered upon exercise of all options granted under our stock options plan shall not exceed 20% of our issued and outstanding Common Shares up to a maximum of 6,000,000 shares. No participant may be granted an option under the Plan which exceeds the number of shares permitted to be granted pursuant to rules or policies of any stock exchange on which the Common Shares is then listed.

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

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	No. of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,408,500	Cdn$	0.47	929,000
Equity compensation plans not approved by security holders	—		—	—

Total	4,408,500	Cdn$	0.47	929,000

Recent Sale of Unregistered Securities

On November 13, 2003, we sold 22,000,000 units to accredited investors at a price of Cdn$0.30 per unit for an aggregate of Cdn$6,600,000 (US$5,023,978). Each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.50 per share for a period of 60 months from the closing date. The agents for the offering were Canaccord Capital Corporation and Dundee Securities Corporation, with offers and sales in the United States made by Canaccord Capital U.S.A. The agents received cash commissions of 7% of the gross proceeds and agents’ warrants for the purchase of 2,200,000 common shares (10% of the aggregate number of units sold in the offering) at an exercise price of Cdn$0.35 per common share for a period of 24 months from the date of issue. In reliance on Rule 903 of Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), units were offered and sold to purchasers outside of the United States subject to Category 2 offering restrictions, without any directed selling efforts. In reliance on Rule 506 of Regulation D under the Securities Act, units were also offered and sold, without general solicitation or advertising and subject to resale restrictions, to accredited investors in the United States who represented they were purchasing with investment intent and without a view to distribute the units.

ITEM	6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the years ended December 31, 2003 and 2002 which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. Differences from U.S. GAAP are described in Note 10 to the audited consolidated financial statements. Our financial condition and results of operations are not necessarily indicative of what may be expected in future years.

Overview

Minera Andes was incorporated in Alberta in July 1994 and went public in November 1995 through an amalgamation with Scotia Prime Minerals, Incorporated, also an Alberta corporation. We are a reporting issuer in Alberta, British Columbia, Ontario and Nova Scotia and trade our common shares on the TSX Venture Exchange under the symbol MAI. We are also a Form 10-KSB filer in the U.S. and trade on the NASD OTCBB under the symbol MNEAF.

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

Our current properties and projects consist of mineral rights and applications for mineral rights covering approximately 199,875 hectares in three Argentine provinces. The lands comprise option-to-purchase contracts, exploration, and mining agreements and direct interests through our filings for exploration concessions. Our properties are all early stage exploration prospects, except for the San José property, which is an advanced-stage exploration project. No proven or probable reserves have yet been identified. See “Description of Properties.”

Through our subsidiaries and joint ventures we own a 49% equity interest in MSC, which owns the San José gold/silver property in Southern Argentina, and a 100% interest in over 10 mineral properties in Argentina. San José is currently in advanced exploration and underground development and a production decision is expected in the second half of 2004.

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

Business Strategy and Development

Our business and development strategy since our inception in 1994 has been to focus primarily on the acquisition and development of exploration stage gold/silver and copper properties in Argentina and on the exploration and development of these properties. Our current portfolio of properties consists of mineral rights and applications for mineral rights, covering approximately 199,875 hectares in three provinces in Argentina.

We carry out business by acquiring, exploring and evaluating mineral properties through our ongoing exploration program. Following exploration, we either seek to enter joint ventures to further develop these properties or dispose of them if the properties do not meet our requirements. We have one advanced stage exploration property, the San José property, and several early stage exploration properties with no proven or probable reserves currently identified.

Given our developing mineral resource at San José, our partner, who owns a 51% interest in the project is currently carrying out technical studies to define a mineable reserve. At the San José project, our partner commenced underground exploration in 2003, and now expects to reach a production decision in the second half of 2004. If the production decision is positive we could attain gold production commencing in 2005. However, there can be no assurance that production decision will be positive and start-up can be completed as anticipated or that our production will be achieved.

Our objective is to grow our business to become a gold/silver producer over the next few years and to add new properties that have the potential to become profitable, producing mines. Due to higher gold prices and our improved financial condition, we believe we are well placed to pursue the acquisition or development of exploration properties in Argentina. We are actively investigating potential acquisition of new mineral exploration properties. However, we presently have no agreement or understanding with respect to any potential transaction. We have increased exploration activities and expenditures on our current exploration properties in Argentina.

Overview of 2003

Our financial condition showed an improvement during 2003 through the raising of funds through equity financing. Cash and cash equivalents at the end of 2003 was $2.2 million, an increase of $1.2 million from the end of 2002. Equity offerings and warrant and option exercises provided a net of $4.8 million during the year. In addition, several other significant milestones were achieved during 2003:

•	We completed public equity offerings which provided a net $4.7 million;

•	We funded and maintained our 49% interest in the San José project;

•	We acquired several new exploration land packages in southern Argentina;

•	Our partner in the San José project initiated an underground exploration program on the Huevos Verdes vein and continued engineering and geologic studies of the economic potential of the property;

•	We purchased an underlying royalty on the San José project, and canceled the operating agreement and production bonus;

•	In December we started an exploration program to drill our Los Azules porphyry copper/gold project in San Juan province Argentina, and;

•	We continued to pursue new growth opportunities.

Trends Affecting our Operations During 2003

Gold prices have now trended generally upward for nearly three years from a low of $256 in early April 2001 to $395 per ounce at March 12, 2004, an average annual increase of 16%. The higher gold price increased our ability to equity finance during 2003.

The market for gold company equities generally strengthened during 2003. Our common share price began the year at $0.29 and ended the year at $0.42. The increased interest in investing in gold and gold mining companies during the past two years has made exploration and development capital more readily available. As a result, we successfully raised $4.8 million of new equity funds during 2003 including option and warrant exercises. We used portions of the cash to make joint venture payments, acquire new exploration properties in Argentina, buy back royalties on future metal production and to fund exploration and development activities at the San José project and other projects in our property portfolio. In 2004 we anticipate using our cash to maintain our interest in the San José project, and to fund other exploration activities and for other general corporate purposes. We also expect we will have to raise additional funds to maintain our programs and interest in the San José project.

Plan of Operations

We have budgeted and plan to spend approximately $2.5 million on our mineral property and exploration activities and general and administrative expenses through 2004, with work being conducted on several properties including an ongoing reconnaissance program designed to make new acquisitions. See “Description of Properties.” In addition, there are plans to spend in excess of $5 million for exploration over the next 12 months on the San José project that is owned by MSC, an Argentine corporation owned by Minera Andes Inc. (49%) and MHC (51%). To maintain our 49% interest in MSC we will need to raise additional funds in 2004. If we cannot match MHC pro rata, we expect to have our interest in the San José project diluted in accordance with the joint venture agreement. Failure by either party to contribute to work programs will result in simple dilution of that party’s interest in the project. If additional funds are raised during 2004 through the exercise of warrants or options, through a further equity financing, by the sale of property interests or by joint venture financing, additional exploration would be planned and carried out on our properties before year-end. If we were to develop a property or a group of properties beyond the exploration stage, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt, or a combination of equity and debt. There is no assurance that such financing, if necessary, would be available to us on favorable terms.

The Company has working capital of approximately $2.3 million, sufficient, together with funds from the joint venture on the San José property, as estimated by management, to cover its budgeted expenditures for mineral property and exploration activities on its properties outside the San José project in Argentina, and general and administrative expenses through at least the end of 2004.

On March 15, 2001, we signed an option and joint venture agreement with MHC, Lima, Peru, for the exploration and possible development of Minera Andes’ 217,000-acre (88,000 hectares) epithermal gold-silver exploration land package in southern Argentina. The land package, known as San José (formerly El Pluma/Cerro Saavedra), includes Huevos Verdes, a high-grade gold/silver vein system target, and Minera Andes’ most advanced exploration prospect.

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

On May 6, 2003, we received notice from MHC that, according to their records, they have fulfilled all obligations necessary to enable MHC to vest at 51% in the San José project, including all obligations under section 4.1.2 of the Option and Joint Venture Agreement dated March 15, 2001 (see Item 2 in the 2002 Form10-KSB and Exhibit 10.19 to the 2000 Form 10-KSB). The Company has reviewed and accepted the information submitted by MHC.

Once MHC had vested at 51% ownership, Minera Andes had the option of participating in the development of a pilot production plant that would process a minimum of 50 tons per day (tpd). Minera Andes had the option to participate on either a pro-rata basis, or by choosing to retain a 35% “carried” ownership interest. Upon the successful completion and operation of the 50 tpd plant, Minera Andes would have the option of participating on a pro-rata basis, or choosing a 15% interest in return to being “carried” to first production of 500 tpd.

In the fourth quarter 2003, we notified MHC of our intent to subscribe for additional equity in MSC, so as to maintain our 49% interest. We made a payment to MSC of $1.7 million that will fund our 49% interest in the San José project through MSC until about April of 2004.

Effective December 31, 2003, we entered into an agreement with Degerstrom that cancelled an agreement that was part of the original property assets vended into Minera Andes. Terms of the Settlement Agreement are:

•	The Operating Agreement was cancelled whereby management, accounting, office and technical services were provided to us;

•	A share bonus payable when a property reached a bankable feasibility was cancelled;

•	A potential underlying royalty on the San José project was also purchased.

As a result of these changes, we have moved our offices to a new location, set up our own internal accounting system, and set up a new U.S. corporation to employ certain personnel directly.

In September 2003, Allan J. Marter, a financially competent person on the audit committee, resigned from the board of directors due to other obligations. To supplement his financial expertise, we utilized financial consultants, and we are seeking to add a new financial person to the board of directors.

Results of Operations

2003 compared to 2002

In 2003, our net loss was $1.5 million (4 cents per share), compared with a net income of $0.4 million (1 cent per share) in 2002. Our general and administrative costs were $1.5 million in 2003 compared to $0.5 million in 2002. The following table summarizes the significant changes in operations in 2003 compared to 2002.

Description	2003	2002
Consulting Fees[1]	$418,730	$99,696
Foreign Exchange[2]	$(74,005)	$24,225
Insurance[3]	$17,598	$5,319
Legal[4]	$199,133	$55,504
Office Overhead[5]	$148,345	$59,355
Telephone[6]	$28,869	$9,293
Travel[7]	$58,777	$22,446

Notes:

(1)	There were additional consultants hired in 2003 to negotiate corporate strategy and merger and acquisition strategy. We also increased our public and investor relations program, which increased consultant fees. In addition, stock option compensation is expensed to consulting fees.
(2)	We realized a gain in foreign exchange compared to a loss last year. This is mostly related to the effect of a weakening U.S. dollar offset by the associated impact on the value of cash equivalents invested in Canadian dollar instruments.
(3)	We increased our directors and officers insurance in 2003 and there was also a substantial increase in our general liability insurance.
(4)	Legal expenses increased this year due to merger and acquisition negotiations and the maintenance of our joint venture.
(5)	Office overhead increased due to public and investor relation expense and moving our corporate headquarters.
(6)	Telephone expense increased due to the addition of more consultants. In addition, merger and acquisition activities increased our phone expense.
(7)	Travel expense increase was related to the public and investor relations program, equity financing and merger and acquisition activities.

In 2004 we will be continuing the prospecting, acquisition, exploration and evaluation of property interests that have been our hallmark since our inception, and we will focus on the Santa Cruz, Chubut and San Juan properties. As in the past, if a property or program does not meet our requirements in the future, costs associated with abandonment of the property or program will result in a charge to operations. For this reason, we may incur additional write-offs in future periods, although the amounts of such write-offs are difficult to predict, as they will be determined by the results of future exploration activities.

Mineral property and deferred exploration costs in 2003 amounted to $0.5 million compared to $0.3 million in 2002. We focused nearly all our available exploration resources on the San José project in Santa Cruz province during 2003, and the success of the exploration carried out on these properties over the last few years resulted in the joint venture arrangement which was signed March 15, 2001. We received mineral property option proceeds of $400,000 from the joint venture in 2003 and in 2002. In 2002, we sold two of our Chubut properties (Willimanco and Leleque) to Meridian Gold Inc. for $777,142. The properties were related to the purchase and sales agreement with Brancote Holding PLC, which merged with Meridian Gold Inc. in 2002. Meridian Gold Inc. became the surviving entity of the merger.

The following table summarizes the significant changes in exploration expense for 2003 compared to 2002.

Description	2003	2002
Consulting Fees[1]	$108,522	$40,943
Geology[2]	$89,845	$26,620
Legal[3]	$29,230	$16,193
Travel[4]	$78,222	$37,477
Project Overhead[5]	$8,018	$17,308

Notes:

(1)	Our consulting fees increased in 2003 due to increased activities in MSC, our San José project joint venture company.
(2)	Geology increased due to an expanded exploration program, and work on our projects.
(3)	Legal fees increased due to maintenance of our joint venture interest in the San José project and land legal costs in Argentina.
(4)	Travel increased due to an expanded exploration program.
(5)	Project overhead decreased due to reduced rentals, and the reduction of overhead expense in Chubut province.

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

Contractual Obligations, Contingent Liabilities and Commitments

We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements. Our lease obligations are as follows:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt	$—	$—	$—	$—	$—
Operating Lease Obligations	44,224	36,100	13,524	—	—
Purchase Obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$44,224	$36,100	$13,524	$—	$—

On December 2, 2003, we signed an agreement that obligated us to pay Degerstrom a royalty of $250,000 if any of the current properties, other than the properties comprising the San José project, meet certain conditions such as bankable feasibility or commercial production. Our obligation expires December 31, 2013.

In addition, mineral rights in Argentina are owned by the federal government and administered by the provinces. The provinces can levy a maximum 3% “mouth of mine” (gross proceeds) royalty. The provinces of Mendoza and Neuquén have waived their right to a royalty. The provinces of Río Negro, San Juan, Santa Clara and Chubut have not yet established a policy regarding the royalty.

Exploration

We currently have a portfolio of properties totaling about 10 projects on about 199,875 hectares of mineral exploration land in Argentina. The properties primarily contain gold, silver and copper mineralization targets. In addition, we are pursuing the further development of our co-owned gold/silver discovery property in Santa Cruz province, and are prospecting in other Argentine provinces.

Several new exploration properties have been acquired through the filing of mineral applications. These properties reveal numerous similarities to Minera Andes’ San José property in northern Santa Cruz province. Two new properties, La Huella and El Truna, contain mineralized structures with favorable geologic indicators. These characteristics mirror much that has been discovered about San José. Other prospects contain structures with sinter-like quartz veining and anomalous arsenic and mercury.

All of our programs are supervised by Brian Gavin, vice president of exploration, who has reviewed the programs and is the qualified person under Canada’s National Instrument 43-101.

Los Azules Project

We are testing at Los Azules, a large copper/gold porphyry mineralized system in San Juan province, Argentina. Several core drill holes totaling 1,700 meters are being drilled in the current campaign. The holes will be drilled to a depth of 200 to 350 meters. This drilling will test a well defined magnetic low previously identified in aeromagnetic surveys and recently confirmed by 22 line kilometers of ground magnetic surveys commissioned by Minera Andes. This 1,500 meter by 400 meter area of anomalously low magnetic response coincides with the presence of strongly leached rocks at the surface containing up to 200 ppb gold in rock chip samples. The geologic setting is typical of porphyry copper-style mineralization and is consistent with the mineralization observed in an historic drill hole by Battle Mountain Gold some 220 meters north of our property which contained a 117-meter interval of 0.61% copper and 2.3 gm silver. A high resolution IP survey is also been used to complement the drill program.

San José Project

A significant exploration and development program is underway at the San José gold/silver project in southern Argentina. San José is jointly owned by Minera Andes Inc. (49%) and MHC of Lima, Peru (51%). This program covers a 17-month period to November of 2004 and will consist of a comprehensive program that includes underground exploration/development, environmental studies, metallurgical studies, and construction and commissioning of a pilot plant at the Huevos Verdes vein area. In addition, a program of geophysics, surface sampling and drilling is planned for targets at the San José project, other than at Huevos Verdes. The program is budgeted at $12.2 million as follows:

Additional exploration at San José: $ 2.0 million

Underground exploration and reserve development at Huevos Verdes: $ 4.2 million

Metallurgical testing and pilot plant construction at Huevos Verdes: $ 6.0 million

In addition, the work program and budget is subject to change as the project advances and new information is obtained. Additional funds may be required above the currently proposed budget.

The planned extensive surface exploration program includes geophysical surveys. The drill program started in early 2004 focusing on identified targets other than Huevos Verdes. This drill program will consist of approximately 7,000 meters (22,960 feet) of diamond drilling to further assess several of the approximately ten known targets, with the goal of discovering other potential ore bodies within San José. At Huevos Verdes, MHC, as operator of the project, is currently constructing two inclined shafts and a series of workings (4,259 meters in total) on two levels to facilitate underground exploration with the goal of upgrading the existing gold-silver resource to the reserve category. This phase of work is estimated to be completed by November 2004. Metallurgical testing and production decision is planned for the second half of 2004.

As a result of the exploration program at the San José project the Huevos Verdes East area was discovered in early 2003 in the Santa Cruz province, southern Argentina. The zone of high-grade gold/silver mineralization identified at Huevos Verdes East is being followed up on in the first quarter of 2004 by our joint venture partner.

The Huevos Verdes East area is located on a parallel trend about 2 kilometers to the northeast of the developing high-grade gold/silver resource at Huevos Verdes. This mineralized zone was discovered in three holes drilled “blind” on a geophysical target in a basalt covered area at San José project where 32 km of vein trends are currently identified on the property. The zone is defined by the three discovery holes drilled in the center of a 3 km-long geophysical anomaly. The Huevos Verdes East trend itself is currently known to be 6 km long. The best drill intercept in the three holes drilled last year averages 1.57 opt (53.75 g/t) gold and 50 opt (1,711.6 g/t) silver over 1.04 meters. This hole SJD-31was drilled at a 50 degree angle and encounter the intercept at a depth of 246 meters down the hole.

Investor Relations

During 2003 we increased our attendance at trade shows and gold conferences to increase awareness in our activities in the mining industry. We also advertised our corporate profile on several Web-based sites and in the news media. In addition, we have retained the services of a media consultant to design company presentations and literature.

Liquidity and Capital Resources

Due to the nature of the mining business, the acquisition, exploration, and development of mineral properties requires significant expenditures prior to the commencement of production. To date, we have financed our activities through the sale of equity securities and joint venture arrangements. We expect to use similar financing techniques in the future, however, we cannot assure you that we will be successful in our financing activities in the future. Our ability to continue in operation is dependent on our ability to secure additional financing, and while we have been successful in doing so in the past (including the property and financing transactions in “Plan of Operations” and “Results of Operations” above), we cannot assure you that we will be able to do so in the future. Management is actively pursuing such additional sources of financing; however, in the event this does not occur, there is doubt about the ability to continue as a going concern. These financial statements do not include the adjustments that would be necessary should we be unable to continue as a going concern.

In recognition of our liquidity and capital resources, our independent certified public accountants have included a comment in their report on our accompanying consolidated financial statements for the year ended December 2003, that would express substantial doubt as to our ability to continue as a going concern if we were a U.S. reporting company.

Our exploration and development activities and funding opportunities, as well as those of our joint venture partner, may be materially affected by precious and base metal price levels and changes in those levels. The market prices of precious and base metals are determined in world markets and are affected by numerous factors which are beyond our control.

At December 31, 2003, we had cash and cash equivalents of $2.2 million, compared to cash and cash equivalents of $1.0 million as of December 31, 2002. Working capital at December 31, 2003 was $2.3 million compared with $1.0 million at the end of 2002. Net cash used in operating activities during 2003 was $1.0 million compared with $0.6 million in 2002. Investing activities in 2003 used $2.4 million, compared with $0.9 million provided in 2002. The increase in investing activity is due to the investment in the San José project.

The principal financing activities during 2003 were a private placement which raised proceeds of $4,674,790, net of agents commissions, through the issuance of 22,000,000 units at a price of Cdn$0.30 per unit; gross proceeds of $11,287 for the exercise of 50,000 warrants; gross proceeds of $48,677 for the exercise of 441,667 broker warrants; and $66,696 for the exercise of 345,000 stock options.

The principal financing activities during 2002 were a private placement which raised gross proceeds of $432,498 through the issuance of 4,416,667 units at a price of Cdn$0.15 per unit; gross proceeds of $186,923 for the exercise of 1,175,000 warrants and $9,449 for the exercise of stock options.

Outlook

We expect that the San José project will reach a production decision in 2004, but will require additional cash for the development of the project described above. It is anticipated that exploration on other projects and acquisition of new projects will require additional cash.

At December 31, 2003 there was approximately $2.2 million of cash and cash equivalents on hand. We anticipate capital spending of approximately $7.0 million in 2004, however our cash needs may change for the San José project, as new exploration may cause the budget to increase or decrease depending on its success.

Looking Ahead

Our main objectives in 2004 are to:

•	maintain our 49% interest in the San José joint venture;

•	continue to evaluate and advance our current property portfolio;

•	substantially increase exploration efforts with a focus on gold and silver targets in southern Argentina and elsewhere;

•	continue efforts to seek out and evaluate acquisition and growth opportunities in Argentina, and;

•	reach a production decision at San José by the second half of 2004.

As more fully disclosed in Item 1 - “Risk Factors Related to our Business”, numerous factors could cause our estimates and expectations to be wrong or could lead our management to make changes in our plans. Under any of these circumstances, the estimates described above would likely change materially.

Recent U.S. Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. The provisions of SFAS No. 145 that amend SFAS No. 13 were effective for transactions occurring after May 15, 2002, with all other provisions of SFAS No. 145 being required to be adopted by us in January 2003. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial statements.

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

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others (“FIN 45”). The adoption of FIN 45 in 2003 did not have a material effect on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued a revision to this interpretation (FIN 46(r)). FIN 46(r) clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted FIN 46 in 2003 for those provisions then in effect, which did not have a material effect on our consolidated financial statements. We will adopt FIN 46(r) in its entirety for our consolidated financial statements for periods ending after December 31, 2004.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The adoption of this standard in 2003 did not have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 in 2003 did not have a material effect on our consolidated financial statements.

In December 2003, the FASB revised SFAS No. 132 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits - an amendment of FASB Statements No. 87, 88, and 106.” SFAS No. 132 has been revised to include additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The revisions do not change the measurement or recognition of those plans required by existing standards. The revised SFAS No. 132 did not have a material effect on our consolidated financial statements.

Mining in Argentina

We constantly review the social and political aspects of Argentina in general to apprise ourselves of the social situation and political risks that exist in the region. Argentina has benefitted from an extended period of political stability and a democratic governmental system including orderly governmental transitions. It is our belief that Argentina is committed to creating a stable political and economic environment that will foster additional economic growth.

Argentina is endowed with abundant mineral resources and is actively pursuing policies designed to support expansion of its mineral industry. Because of the political stability and supportive policies, several international mineral companies have initiated activities in Argentina in recent years and we understand that these companies now have in place plans to invest significant new sums in gold/silver and copper exploration and development.

It is our intent to be a responsible corporate citizen of Argentina and as such we have worked diligently to establish excellent working relationships with both local and federal governmental authorities as well as with the local citizens in the areas surrounding our operations.

Seasonality

Most of our projects are in generally arid climates which experience four seasons. The exploration season is short in areas of higher elevation due to winter snow conditions. Low elevation areas can be worked year around. Winter months can present muddy travel conditions on primitive roads.

Subsequent Events

On January 1, 2004, we adopted a defined contribution benefit plan (the “Plan”) authorized under Section 401(k) of the Internal Revenue Code for all employees who are 21 years of age, have completed one year of service, and have worked a minimum of 1,000 hours annually. All employees as of January 1, 2004 were eligible to participate in the Plan. Eligible employees can contribute up to 100% of their prior year compensation. We will contribute 100% of the first 4% of the employee’s contribution. We will also make an annual discretionary contribution as determined by the board of directors.

On March 12, 2004, we sold 10,000,000 units to accredited investors at a price of Cdn$0.65 per unit for gross proceeds of Cdn$6.5 million.

Under terms of the offering, set by lead agent, Canaccord Capital Corporation (“Canaccord”) and Dundee Securities Corporation, each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.80 per share for a period of 18 months from the closing date. The issued securities are subject to a four month hold period.

As agent, Canaccord received a 7% commission. Canaccord also received agent’s warrants equal to 10% of the aggregate number of units sold pursuant to the offering. Each agent’s warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.80 per common share for a period of 18 months from the date of issue. A total of 10,000,000 common shares were issued pursuant to the private placement, and 5,000,000 common shares are reserved for issuance on exercise of the warrants and 1,000,000 common shares are reserved for issuance on the exercise of the agent’s warrants.

In reliance on Rule 903 of Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), units were offered and sold to purchasers outside of the United States subject to Category 2 offering restrictions, without any directed selling efforts. In reliance on Rule 506 of Regulation D under the Securities Act, units were also offered and sold, without general solicitation or advertising and subject to resale restrictions, to accredited investors in the United States who represented they were purchasing with investment intent and without a view to distribute the units.

We intend to use the proceeds from the offering to fund our share of the construction costs for gold/silver ore reserve development and feasibility work at the advanced-stage Huevos Verdes project a 60-man team is preparing two inclined shafts to contact the main gold/silver vein. Surface facilities, including a work camp, compressor and maintenance facilities, have been completed and a 28-km all-weather road and bridge to access the work site is in daily use.

ITEM 7. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Page
Report of Independent Auditors	41

Comments by the Auditors for U.S. Readers on Canada - U.S. Reporting Differences	41

Consolidated Balance Sheets at December 31, 2003 and 2002	42

Consolidated Statements of Operations and Accumulated Deficit for the years ended December 31, 2003 and 2002 and for the period from July 1, 1994 (commencement) through December 31, 2003	43

Consolidated Statements of Mineral Properties and Deferred Exploration Costs for the years ended December 31, 2003 and 2002 and for the period from July 1, 1994 (commencement) through December 31, 2003	44

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002 and for the period from July 1, 1994 (commencement) through December 31, 2003	45

Notes to Consolidated Financial Statements	47

BDO DUNWOODY LLP

Report of Independent Auditors

To the Shareholders of Minera Andes Inc.:

We have audited the consolidated balance sheets of Minera Andes Inc. as at December 31, 2003 and 2002 and the consolidated statements of operations and accumulated deficit, mineral properties and deferred exploration costs and cash flows for the years then ended. We have also audited the consolidated statements of operations and accumulated deficit, mineral properties and deferred exploration costs and cash flows for the period from commencement (July 1, 1994) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended and for the period from commencement (July 1, 1994) through December 31, 2003 in accordance with Canadian generally accepted accounting principles.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, B.C. Canada

March 12, 2004

Comments by the Auditors for U.S. Readers on Canada – U.S. Reporting Differences

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern such as those described in Note 1 of the consolidated financial statements. Our report to the shareholders dated March 12, 2004, is expressed in accordance with Canadian reporting standards, which do not permit a reference to such conditions and events in the auditors’ report when these are adequately disclosed in the financial statements.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, B.C. Canada

March 12, 2004

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED BALANCE SHEETS

(U.S. Dollars)

	December 31, 2003	December 31, 2002
ASSETS
Current:
Cash and cash equivalents	$2,234,342	$1,009,258
Receivables and prepaid expenses	228,123	63,294

Total current assets	2,462,465	1,072,552
Mineral properties and deferred exploration costs (Note 3)	915,299	3,536,448
Investment (Note 3)	4,063,127	—
Equipment, net (Note 4)	88,238	5,480

Total assets	$7,529,129	$4,614,480

LIABILITIES

Current:
Accounts payable and accruals	$96,640	$23,244
Due to related parties (Note 7)	30,531	25,746

Total current liabilities	127,171	48,990

Commitments and contingencies (Notes 1 and 6)
SHAREHOLDERS’ EQUITY
Share capital (Note 5):
Preferred shares, no par value, unlimited number authorized, none issued
Common shares, no par value, unlimited number authorized
Issued December 31, 2003—59,740,865 shares Issued December 31, 2002—36,904,197 shares	23,597,468	18,796,018
Contributed capital - stock option compensation	160,888	33,372
Accumulated deficit	(16,356,398)	(14,263,900)

Total shareholders’ equity	7,401,958	4,565,490

Total liabilities and shareholders’ equity	$7,529,129	$4,614,480

Approved by the Board of Directors:

/s/ “Allen V. Ambrose”	/s/ “Bonnie L. Kuhn”
Allen V. Ambrose, Director	Bonnie L. Kuhn, Director

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(U.S. Dollars)

	Year Ended		Period from July 1, 1994 (commencement) through December 31, 2003
	December 31, 2003	December 31, 2002
Administration fees	$28,911	$26,621	$286,487
Audit and accounting	24,691	22,816	380,339
Consulting fees	418,730	99,696	1,438,386
Depreciation	2,191	3,624	64,150
Equipment rental	—	—	21,522
Foreign exchange (gain) loss	(74,005)	24,225	357,232
Insurance	17,598	5,319	252,891
Legal	199,133	55,504	894,893
Maintenance	1,250	1,606	3,748
Materials and supplies	—	—	45,512
Office overhead	148,345	59,355	1,575,978
Telephone	28,869	9,293	393,978
Transfer agent	9,106	6,093	107,679
Travel	58,777	22,446	393,636
Wages and benefits	187,374	160,475	1,548,074
Write-off of deferred exploration costs (Note 3)	422,112	—	8,540,235

Total expenses	1,473,082	497,073	16,304,740
Gain on sale of capital assets	—	—	(104,588)
Gain on sale of property (Note 3)	—	(898,241)	(898,241)
Interest income	(13,584)	(2,511)	(468,566)

Net (income) loss	1,459,498	(403,679)	14,833,345
Accumulated deficit, beginning of the period	14,263,900	14,637,755	—
Adjustment on acquisition of royalty interest (Note 7)	500,000	—	500,000
Share issue costs	133,000	29,824	1,005,838
Deficiency on acquisition of subsidiary	—	—	17,215

Accumulated deficit, end of the period	$16,356,398	$14,263,900	$16,356,398

Basic and diluted (income) loss per common share	$0.04	$(0.01)

Weighted average shares outstanding (basic)	40,162,950	32,959,486

Weighted average shares outstanding (diluted)	40,162,950	33,407,692

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES

AND DEFERRED EXPLORATION COSTS

(U.S. Dollars)

	Year Ended		Period from July 1, 1994 (commencement) through December 31, 2003
	December 31, 2003	December 31, 2002
Administration fees	$20,316	$14,522	$392,837
Assays and analytical	5,542	582	944,946
Construction and trenching	15,733	—	523,690
Consulting fees	108,522	40,943	1,063,014
Depreciation	—	1,758	170,625
Drilling	—	—	928,833
Equipment rental	—	856	244,924
Geology	89,845	26,620	3,019,908
Geophysics	—	—	309,902
Insurance	9,426	7,889	255,559
Legal	29,230	16,193	693,828
Maintenance	1,936	2,116	163,117
Materials and supplies	1,714	992	436,184
Project overhead	8,018	17,308	321,155
Property and mineral rights	19,683	21,000	1,323,837
Telephone	3,684	1,242	86,319
Travel	78,222	37,447	1,120,064
Wages and benefits	130,072	105,492	1,180,534

Costs incurred during the period	521,943	294,960	13,179,276
Deferred costs, beginning of the period	3,536,448	3,520,389	—
Deferred costs, acquired	—	—	576,139
Deferred costs, contributed to MSC	(2,320,980)	—	(2,320,980)
Deferred costs written off	(422,112)	—	(8,540,235)
Mineral property option proceeds, net	(400,000)	(278,901)	(1,978,901)

Deferred costs, end of the period	$915,299	$3,536,448	$915,299

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars)

	Year Ended		Period from July 1, 1994 (commencement) through December 31, 2003
	December 31, 2003	December 31, 2002
Operating Activities:
Net income (loss) for the period	$(1,459,498)	$403,679	$(14,833,345)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Write-off of incorporation costs	—	—	665
Write-off of deferred exploration costs	422,112	—	8,540,235
Depreciation	2,191	3,624	64,150
Stock option compensation	127,516	33,372	160,888
Gain on sale of capital assets	—	—	(104,588)
Gain on sale of mineral properties	—	(898,241)	(898,241)
Change in:
Receivables and prepaid expenses	(164,829)	(45,747)	(226,137)
Accounts payable and accruals	73,396	17,975	77,439
Due to related parties	4,785	(77,387)	30,531

Cash used in operating activities	(994,327)	(562,725)	(7,188,403)

Investing Activities:
Incorporation costs	—	—	(665)
Purchase of capital assets	(84,949)	(1,714)	(228,425)
Proceeds from sale of property	—	898,241	898,241
Mineral properties and deferred exploration	(521,943)	(293,202)	(13,008,651)
Acquisition of investment	(1,742,147)	—	(1,742,147)
Proceeds from sale of subsidiaries	—	—	9,398
Acquisition of royalty interest	(500,000)	—	(500,000)
Mineral property option proceeds	400,000	278,901	1,978,901

Cash provided by (used in) investing activities	(2,449,039)	882,226	(12,593,348)

MINERA ANDES INC.

”An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars)

	Year Ended		Period from July 1, 1994 (commencement) through December 31, 2003
	December 31, 2003	December 31, 2002
Financing Activities:
Shares and subscriptions issued for cash, less issue costs	4,668,450	568,772	22,016,093

Cash provided by financing activities	4,668,450	568,772	22,016,093

Increase in cash and cash equivalents	1,225,084	888,273	2,234,342
Cash and cash equivalents, beginning of period	1,009,258	120,985	—

Cash and cash equivalents, end of period	$2,234,342	$1,009,258	$2,234,342

Supplementary disclosure of non-cash investing and financing activities and other information:
Stock option compensation (Note 5)	$127,516	$33,372	$160,888

Deferred costs, contributed to MSC (Note 3)	$2,320,980	$—	$2,320,980

Shares issued for acquisition	$—	$—	$575,537

Interest and taxes paid	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. Dollars)

1. NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

We are in the business of acquiring, exploring and evaluating mineral properties, and either entering into joint ventures, developing these properties further, or disposing of them when the evaluation is completed. At December 31, 2003, we were in the exploration stage and had interests in properties in three provinces in the Republic of Argentina.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability to obtain necessary financing to complete our development, and the future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using Canadian generally accepted accounting principles applicable to a going concern. The use of such principles may not be appropriate because, as of December 31, 2003, there was significant doubt that we would be able to continue as a going concern.

At December 31, 2003, we had an accumulated deficit of approximately $16.4 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, we have financed our activities through the sale of equity securities and joint venture arrangements. We expect to use similar financing techniques in the future and are actively pursuing such additional sources of financing (see Note 11).

Although there is no assurance that we will be successful in these actions, management believes that it will be able to secure the necessary financing to enable the Company to continue as a going concern. Accordingly, these financial statements do not reflect adjustments to the carrying value of assets and liabilities, the reported revenues and expenses and balance sheet classifications used that would be necessary if the going concern assumption were not appropriate. Such adjustments could be material.

Although we have taken steps to verify title to mineral properties in which we have an interest, in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee title. Property title may be subject to unregistered prior agreements and noncompliance with regulatory requirements.

2. SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles. The statements are expressed in United States dollars because the majority of our exploration activities are incurred in U.S. dollars.

a.	Consolidation/Reporting

These consolidated financial statements include the accounts of Minera Andes Inc., an Alberta Corporation, and its wholly-owned subsidiaries, Minera Andes S.A. (“MASA”), Minera Andes (Cayman) Inc. (“MACI”), Minera Andes (Cayman 2) Inc. (“MACI2”), and Minera Andes (USA) Inc. (“MUSA”). Our investment in Minera Santa Cruz S.A. (“MSC”), an Argentine corporation, is accounted for by the equity method, whereby the Company records its investment and its 49% share of the income and expense of MSC. All significant intercompany transactions and balances have been eliminated from the consolidated financial statements.

b.	Foreign Currency Translation

Our consolidated operations are integrated and balances denominated in currencies other than U.S. dollars are translated into U.S. dollars using the temporal method. This method translates monetary balances at the rate of exchange at the balance sheet date, non-monetary balances at historic exchange rates and revenues and expense items at average exchange rates. The resulting gains and losses are included in the statement of operations in the reporting period.

c.	Cash Equivalents

We consider cash and cash equivalents to include amounts held in banks and highly liquid investments with remaining maturities at point of purchase of three months or less. We place our cash and cash investments with institutions of high credit worthiness. At times, such investments may be in excess of federal insurance limits.

d.	Mineral Properties and Deferred Exploration Costs

Mineral properties consist of exploration and mining concessions, options and contracts. Acquisition and leasehold costs and exploration costs are capitalized and deferred until such time as the property is put into production or the properties are disposed of either through sale or abandonment. If put into production, the costs of acquisition and exploration will be depreciated over the life of the property, based on estimated economic reserves. Proceeds received from the sale of any interest in a property will first be credited against the carrying value of the property, with any excess included in operations for the period. If a property is abandoned, the property and deferred exploration costs will be written off to operations. On a quarterly basis, we evaluate the future recoverability of our mineral properties and deferred exploration costs. Impairment losses or write-downs are recorded in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets.

e.	Equipment and Depreciation

Equipment is recorded at cost, and depreciation is provided on a declining balance basis over their estimated useful lives of up to five years at an annual rate of up to 40% to a residual value of 10%.

f.	Share Issue Costs

Commissions paid to underwriters on the issuance of our shares are charged directly to share capital. Other share issue costs, such as legal, accounting, auditing and printing costs, are charged to accumulated deficit.

g.	Accounting for Income Taxes

Income taxes are calculated using the liability method of accounting. Temporary differences arising from the difference between the tax basis of an asset or liability and its carrying amount on the balance sheet are used to calculate future income tax liabilities or assets. Future income tax assets and liabilities are measured using tax rates and laws that are expected to apply when the temporary differences are expected to reverse.

When acquisitions are made and a difference exists between the cost of the asset and its tax basis, a future income tax liability or asset is recorded. The amount of the future income tax liability or asset is included in the initial carrying value of the acquired asset.

h.	Basic and Diluted Earnings (Loss) Per Common Share

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

The carrying values of cash and cash equivalents, receivables, accounts payable and accruals and due to related parties, approximate their fair values. The fair value of the investment was not practical to determine. Unless otherwise noted, it is management’s opinion that we are not exposed to significant foreign currency or other risks arising from these financial instruments.

k.	Stock Based Compensation

We have adopted the recommendations of CICA Handbook Section 3870, stock-based compensation and other stock-based payments. It was applied on a prospective basis and applies to all awards granted on or after January 1, 2002. Section 3870 establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services.

i.	Consultants

The standard requires that all stock-based awards made to consultants be measured and recognized in these consolidated financial statements using a fair value based method.

ii.	Employees

For the fiscal year ended December 31, 2003 and 2002, the standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of the fair value based method for all direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities. We continue to use the intrinsic value method of accounting for stock options granted to directors and employees, as allowed. Under this method, compensation costs are not recognized in the financial statements for stock options granted to directors and employees when issued at fair market value. The proceeds received on exercise of stock options are credited to share capital. The section does, however, require the disclosure on a pro forma basis of the impact on operations of using the fair-value based method for stock options granted to directors and employees on or after January 1, 2002.

l.	Recent United States Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. The provisions of SFAS No. 145 that amend SFAS No. 13 were effective for transactions occurring after May 15, 2002, with all other provisions of SFAS No. 145 being required to be adopted by us in January 2003. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial statements.

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

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others (“FIN 45”). The adoption of FIN 45 in 2003 did not have a material effect on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued a revision to this interpretation (FIN 46(r)). FIN 46(r) further clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 in 2003 and the provisions then in effect, did not have a material effect on our consolidated financial statements. We will adopt FIN 46(r) in its entirety for our consolidated financial statements ending December 31, 2004.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The adoption of this standard in 2003 did not have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 in 2003 did not have a material effect on our consolidated financial statements.

In December 2003, the FASB revised SFAS No. 132 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits - an amendment of FASB Statements No. 87, 88, and 106.” SFAS No. 132 has been revised to include additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The revisions do not change the measurement or recognition of those plans required by existing standards. The adoption of revised SFAS No. 132 did not have a material effect on our consolidated financial statements.

3. MINERAL PROPERTIES, DEFERRED EXPLORATION COSTS AND INVESTMENTS

At December 31, 2003, we, through our subsidiaries and investment, held interests in a total of approximately 199,875 hectares of mineral rights and mining lands in three Argentine provinces. Under our present acquisition and exploration programs, we are continually acquiring additional mineral property interests and exploring and evaluating our properties. If, after evaluation, a property does not meet our requirements, then the property and deferred exploration costs are written off to operations. All properties in Argentina are subject to a royalty agreement as disclosed in Note 6. Mineral property costs and deferred exploration costs, net of mineral property option proceeds, are as follows:

2003 COSTS BY PROPERTY

Description	San Juan Cateos	San José	Santa Cruz Cateos	Chubut Cateos	Neuquén Cateos	Río Negro Cateos	General Exploration	Total
Balance, beginning of year	$327,959	$2,389,526	$552,936	$246,154	$6,852	$13,021	$—	$3,536,448
Assays and analytical	223	—	1,548	3,759	—	12	—	5,542
Administration fees	—	11,180	—	—	—	—	9,136	20,316
Construction and trenching	15,733	—	—	—	—	—	—	15,733
Consulting fees	484	74,381	15,273	14,773	671	—	2,940	108,522
Geology	17,785	4,000	32,523	7,812	—	4,002	23,723	89,845
Insurance	—	—	—	—	—	—	9,426	9,426
Legal	—	29,230	—	—	—	—	—	29,230
Maintenance	—	1,052	884	—	—	—	—	1,936
Materials and supplies	16	54	383	412	—	116	733	1,714
Project overhead	36	1,971	1,825	764	—	29	3,393	8,018
Property and mineral rights	15,622	—	2,833	1,228	—	—	—	19,683
Telephone	130	2,068	429	179	—	15	863	3,684
Travel	515	55,403	4,885	1,671	—	477	15,271	78,222
Wages and benefits	—	74,532	—	—	—	—	55,540	130,072
Write-off of abandoned properties	(7,960)	—	(236,294)	(150,381)	(7,607)	(19,870)	—	(422,112)
Overhead allocation	8,263	77,583	16,661	16,236	84	2,198	(121,025)	—
Outside investment	—	(400,000)	—	—	—	—	—	(400,000)
Deferred costs, contributed to MSC	—	(2,320,980)	—	—	—	—	—	(2,320,980)
Carrying value, end of year	$378,806	$—	$393,886	$142,607	$—	$—	$—	$915,299

2002 COSTS BY PROPERTY

Description	San Juan Cateos	San José	Santa Cruz Cateos	Chubut Cateos	Neuquén Cateos	Río Negro Cateos	General Exploration	Total
Balance, beginning of year	$327,810	$2,662,149	$497,607	$32,823	$—	$—	$—	$3,520,389
Assays and analytical	—	460	40	—	—	—	82	582
Administration fees	—	—	—	—	—	—	14,522	14,522
Consulting fees	134	21,154	4,579	9,220	699	1,021	4,136	40,943
Depreciation	—	—	—	—	—	—	1,758	1,758
Equipment rental	—	856	—	—	—	—		856
Geology	—	1,125	9,328	3,417	1,500	2,813	8,437	26,620
Insurance	—	—	—	—	—	—	7,889	7,889
Legal	—	—	—	16,193	—	—	—	16,193
Maintenance	—	990	—		—	—	1,126	2,116
Materials and supplies	—	92	180	74	—	38	608	992
Project overhead	3	138	2,420	5,076	74	2,651	6,946	17,308
Property and mineral rights	—	—	13,547	7,442	11	—	—	21,000
Telephone	—	1	172	57	11	30	971	1,242
Travel	3	17,366	1,670	1,253	694	231	16,230	37,447
Wages and benefits	—	—	—	—	—	—	105,492	105,492
Overhead Allocation	9	85,195	23,393	49,500	3,863	6,237	(168,197)	—
Outside Investment	—	(400,000)	—	121,099	—	—	—	(278,901)
Carrying value, end of year	$327,959	$2,389,526	$552,936	$246,154	$6,852	$13,021	$—	$3,536,448

a.	San Juan Project

The San Juan Province project comprises six properties totaling 37,568 hectares (“ha”) in southwestern San Juan province. At present, these lands are not subject to a royalty, however, the government of San Juan has not waived its rights to retain up to a 3% “mouth of mine” royalty from production. Property canon fees for the properties in 2004 are estimated at $10,000.

Expenditures in 2003 largely relate to land maintenance and exploration work at the Los Azules project. In December 2003, Minera Andes initiated an exploration program at Los Azules, which is expected to continue through March of 2004.

b.	San José Project

The San José project area is made up of one cateo and 46 manifestations of discovery totaling 40,499 ha. The cateos are located in the western half of the province of Santa Cruz. All of the cateos are controlled 100% by Minera Santa Cruz S.A. (“MSC”), a holding and operating company set up under the terms of an agreement with Mauricio Hoschschild & Cia. Ltda. (“MHC”). Any production from these lands may be subject to a provincial royalty. Holding costs for 2004 are estimated to be $12,000.

In October of 2000, following completion of a 30-day due diligence period under a memorandum of understanding, MHC exercised an option to enter into a joint venture (“JV”) on the project.

On March 15, 2001, we signed an option and joint venture agreement with MHC for the exploration and possible development of Minera Andes’ epithermal gold-silver exploration land package at El Pluma/Cerro Saavedra (now referred to as San José), including Huevos Verdes.

Under the agreement, in July 2003 MHC earned a 51% ownership in the JV by spending a total of $3 million, including a minimum of $100,000 per year on exploration targets within the JV, other than Huevos Verdes, the most advanced prospect. In addition, MHC is making semiannual payments totaling $400,000 per year until pilot plant production is achieved. To date, MHC has made all required payments.

Following MHC’s vesting at 51% ownership, Minera Andes opted to participate in the development of the project on a pro-rata basis.

In the fourth quarter of 2003, the Company notified MHC of its intent to subscribe for additional equity in MSC, so as to maintain a 49% interest. We made a payment to MSC for $1.7 million that is estimated to fund our 49% interest in the San José project through MSC until about April of 2004.

As a result of the fact that we no longer control the JV, we are accounting for this investment under the equity method. All costs, including those previously capitalized under “Mineral Properties and Deferred Exploration” relating to the San José project that were effectively contributed to the JV, have been reclassified to investment in 2003.

Expenditures in 2003 consisted of exploration drilling and reconnaissance geologic mapping and sampling. Also during 2003, surface work was completed by MHC in preparing the site for the underground exploration program. Land was purchased from private land owners and right-of-way agreements were obtained.

Exploration work in 2004 will include drilling, detailed topographic surveys, detailed mapping and sampling. Development work will include completion of the shafts and additional work related to pre-feasibility and feasibility studies.

c.	Chubut Projects

We held four cateos and 15 manifestations of discovery in the Precordilleran region of Chubut. In August 2000, we signed an agreement with Brancote Holdings PLC subsidiaries to purchase two of our Chubut gold exploration properties. The agreements covered the Willimanco, Leleque and Leon properties. Brancote’s Argentine subsidiaries had a four-year option to purchase Willimanco and Leleque (and adjoining Leon properties) for a combined total of $1.25 million and a 2% net smelter return royalty. Combined payments were $50,000 upon signing the agreements, and $50,000 after six months. Payments increased to $100,000 every six months until year three, at which time payments were to increase to $150,000 every six months. Fourth year payments were to total $450,000 for a total of $1.25 million at the end of four years. All required payments to December 31, 2001 had been received. In November 2002, we negotiated a buy-out of these Chubut properties with Meridian Gold Inc. (surviving entity of Brancote Holdings PLC merger) for Peso$720,000 and Peso$200,000, resulting in a gain of $898,241.

Expenditures in 2003 relate to an ongoing reconnaissance exploration program on lands acquired in 2002. A similar level of expenditure is planned for 2004.

d.	Santa Cruz Projects

We currently control 17 cateos and 30 manifestations of discovery totaling 80,398 ha in Santa Cruz province. Land holding costs for 2004 are estimated at $8,000. We have been actively exploring in the region since 1997. The properties have been acquired on the basis of geologic and geochemical reconnaissance. Expenditures in 2003 relate to land acquisition and reconnaissance geologic surveys on the acquired properties. Geologic evaluation of these grassroots targets is ongoing.

e.	Write-Off of Mineral Property and Deferred Exploration Costs

We have acquired exploration concessions, entered into option agreements and contracts, and carried out exploration on certain properties where it has determined that it would be unlikely that additional work would result in the discovery of economic reserves. Accordingly, any acquisition payments and the accumulated cost of exploration on those properties have been written off to operations.

4. EQUIPMENT

	December 31, 2003			December 31, 2002
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Field Equipment	$83,451	$(26,545)	$56,906	$29,296	$(26,381)	$2,915
Office Equipment	60,232	(28,900)	31,332	29,438	(26,873)	2,565

Total	$143,683	$(55,445)	$88,238	$58,734	$(53,254)	$5,480

5.	SHARE CAPITAL

a.	Authorized

We have authorized capital of an unlimited number of Common Shares, with no par value, and an unlimited number of preferred shares, with no par value.

b.	Issued, Allotted and/or Subscribed:

	Number of Shares	Amount
Common shares issued:
Issued for cash on incorporation	1	$1
Issued for acquisition of subsidiaries	4,000,000	575,537
Subscriptions received for private placement	—	57,069

Balance, December 31, 1994	4,000,001	632,607
Issued for cash (Cdn$0.10 each)	1,000,000	70,850
Issued for cash (Cdn$0.40 each)	2,345,094	669,058
Issued for cash (Cdn$1.00 each)	3,031,000	2,237,071
Issued for finder’s fee	150,000	—
Issued for services	168,000	—
Issued for subsidiary	336,815	—
Subscriptions applied	—	(57,069)

Balance, December 31, 1995	11,030,910	3,552,517
Issued for cash (Cdn$1.50 each)	1,433,333	1,535,553
Issued for broker special warrants	90,400	—
Issued for cash (Cdn$3.42 each)	877,194	2,174,388
Issued to N.A. Degerstrom, Inc.:
For cash (Cdn$1.44 each)	500,000	514,608
For cash on exercise of warrants (Cdn$1.75 each)	500,000	625,392
Issued for cash on exercise of warrants (Cdn$1.80 each)	67,500	89,220
Subscriptions received for private placement	—	4,873,336

Balance, December 31, 1996	14,499,337	13,365,014
Issued for cash on exercise of warrants (Cdn$1.80 each)	1,271,233	1,689,102
Issued for cash (private placement-Cdn$2.10 each)	3,370,481	4,873,336
Subscriptions applied	—	(4,873,336)
Issued for cash on exercise of options (Cdn$1.44 each)	75,000	78,146

Balance, December 31, 1997	19,216,051	15,132,262
Issued for cash on exercise of warrants (Cdn$1.60 each)	720,383	806,136
Issued for cash on exercise of options (Cdn$1.15 each)	15,000	11,936
Issued for cash on exercise of warrants (Cdn$1.53 each)	438,597	464,332

Balance, December 31, 1998	20,390,031	16,414,666

	Number of Shares	Amount
Issued for cash (by prospectus Cdn$0.25 each)	3,214,540	545,874
Issued for broker’s fees	128,582	—

Balance, December 31, 1999	23,733,153	16,960,540
Issued for cash (by prospectus Cdn$0.25 each)	5,985,460	1,032,973
Issued for broker’s fees	191,418	—
Issued for cash on exercise of options (Cdn$0.55 each)	90,000	34,109
Subscriptions received for private placement	—	162,242

Balance, December 31, 2000	30,000,031	18,189,864
Issued for cash on exercise of options (Cdn$0.25 each)	46,000	7,558

Balance, December 31, 2001	30,046,031	18,197,422
Issued for cash on exercise of options (Cdn$0.16 each)	91,500	9,449
Issued for cash (private placement Cdn$0.15 each)	4,416,667	402,224
Issued for exercise of special warrants	1,175,000	—
Issued for cash on exercise of warrants (Cdn$0.25 each)	1,175,000	186,923

Balance, December 31, 2002	36,904,198	18,796,018
Issued for cash on exercise of options	345,000	66,696
Issued for cash on exercise of warrants	50,000	11,287
Issued for cash on exercise of broker warrants	441,667	48,677
Issued for cash (private placement Cdn$0.30 each)	22,000,000	4,674,790

Balance, December 31, 2003	59,740,865	$23,597,468

i.	On June 25, 2002, we issued 4,416,667 units to 28 accredited investors for Cdn$0.15 per unit for gross proceeds of Cdn$662,500 (US$432,498). Each unit consisted of one common share and one-half common share purchase warrant. Each whole warrant entitled the holder to purchase one additional common share at an exercise price of Cdn$0.35 for a period of 12 months. Each whole warrant had a forced exercise clause (starting when the units are exercisable), whereby the subscribers must exercise warrants into common shares if the average price of our common shares were equal to or greater than Cdn$0.50 per common share for a period of 30 consecutive trading days.

Under the transaction, Haywood Securities Inc. (“Haywood”) acted as the agent and received a 7% cash commission. In addition, Haywood received broker warrants equal to 10% of the 4,416,667 share private placement. Each broker warrant, upon exercise, entitled the holder to purchase one common share at a price of Cdn$0.15 for a period of 12 months.

In 2003, 50,000 warrants and 441,667 brokers’ warrants were exercised related to the June 25, 2002 financing. We received gross proceeds from this exercise of $11,287 and $48,677 respectively.

ii.	On November 30, 2000, our largest shareholder, N.A. Degerstrom, Inc. (“Degerstrom”) acquired 1,175,000 special warrants of the Company at a price of Cdn$0.20 per special warrant for gross proceeds of Cdn$235,000 (US$162,242). Each special warrant entitled the holder to acquire one unit comprised of one common share and one non-transferable common share purchase warrant at no additional cost. Each warrant was exercisable into one common share at the price of Cdn$0.20 if exercised on or before the first year anniversary of the issuance date or at a price of Cdn$0.25 if exercised on or before the second year anniversary of the issuance date.

On August 22, 2002, Degerstrom exercised their 1,175,000 Special Warrants to acquire 1,175,000 units comprised of one common share and one non-transferable common share purchase warrant. On November 12, 2002 Degerstrom exercised their 1,175,000 purchase warrants at Cdn$0.25 for gross proceeds of Cdn$293,750 (US$186,923).

iii.	During 2002, we issued 91,500 shares for the exercise of stock options and received proceeds of Cdn$14,640 (US$9,449).

iv.	On November 13, 2003, we sold 22,000,000 units to accredited investors at a price of Cdn$0.30 per unit for net proceeds of Cdn$6,138,000 (US$4,674,790). Each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.50 per share for a period of 60 months from the closing date. The securities are subject to a four-month hold period.

The agents received a cash commission of 7% of the gross proceeds of the financing. The agents also received agents’ warrants equal to 10% of the aggregate number of units sold pursuant to the offering. Each agents’ warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.35 per common share for a period of 24 months from the date of issue. A total of 22,000,000 common shares have been issued pursuant to the private placement, and 11,000,000 common shares have been reserved for issuance on exercise of the warrants. In addition, 2,200,000 common shares have been reserved for issuance on the exercise of the agents’ warrants.

v.	During 2003, we issued 345,000 shares for the exercise of stock options and received proceeds of $66,696.

vi.	In 2003, Computershare Investor Services, our transfer agent, switched to a new accounting system. The new system required entering individual amounts from successor issues instead of one lump sum. This resulted in a rounding correction of one share.

c.	Stock Options

The aggregate number of shares to be delivered upon exercise of all options granted under our stock option plan (“the Plan”) shall not exceed 20% of our issued and outstanding Common Shares up to a maximum of 6,000,000 shares. No participant may be granted an option under the Plan which exceeds the number of shares permitted to be granted pursuant to rules or policies of any stock exchange on which the Common Shares is then listed.

Under the Plan, the exercise price of the shares covered by each option shall be determined by the directors and shall be not less than the closing price of our Common Shares on the stock exchange or stock exchanges on which the shares are listed on the last trading day immediately preceding the day on which the stock exchange is notified of the proposed issuance of option, less any discounts permitted by the policy or policies of such stock exchange or stock exchanges. If an option is granted within six months of a public distribution of our Common Shares by way of prospectus, then the minimum exercise price of such option shall, if the policy of such stock exchange or stock exchanges requires, be the greater of the price determined pursuant to the provisions of the Plan and the price per share paid by the investing public for our Common Shares acquired by the public during such public distribution, determined in accordance with the policy of such stock exchange or stock exchanges. Options granted under the Plan vest immediately, will not be transferable and, if they are not exercised, will expire one (1) year following the date the optionee ceases to be a director, officer, employee or consultant of Minera Andes Inc. by reason of death, or ninety (90) days after ceasing to be a director, officer, employee or consultant of Minera Andes Inc. for any reason other than death.

At December 31, 2003, 929,000 options were available for grant under the Plan.

A summary of the status of our stock option plan as of December 31, 2003 and 2002, and changes during the years ended on those dates is:

	2003		2002
	Options	(Cdn) Weighted Ave. Exercise Price	Options	(Cdn) Weighted Ave. Exercise Price
Outstanding and exercisable at beginning of year	2,848,500	$0.44	2,214,000	$0.43
Granted	2,240,000	$0.51	930,000	$0.40
Exercised	(345,000)	$0.26	(91,500)	$0.16
Forfeited	(335,000)	$0.63	(204,000)	$0.25

Outstanding and exercisable at end of year	4,408,500	$0.47	2,848,500	$0.44

Weighted average grant-date fair value of options granted during the year		$0.38		$0.37

The range of exercise prices is from Cdn$0.16 to Cdn$0.59 with a weighted average remaining contractual life of 3.9 years at December 31, 2003.

At December 31, 2003 there were options held by directors, officers and employees for the purchase of our Common Shares as follows:

Number of Shares	Exercise Price	Expiry Date
1,026,000	Cdn$0.55	June 3, 2004
29,000	Cdn$0.59	June 3, 2004
358,500	Cdn$0.16	August 28, 2005
845,000	Cdn$0.40	June 27, 2007
25,000	Cdn$0.36	August 27, 2008
1,500,000	Cdn$0.59	December 5, 2008
625,000	Cdn$0.31	March 21, 2013

4,408,500

Under Canadian and United States generally accepted accounting principles, no compensation expense is required to be recorded for stock options issued to employees at fair market value at date of grant.

However, generally accepted accounting principles require disclosure of compensation expense for stock options granted as if it had been determined based on the fair market value-based method. Our net loss (income) for the year and net loss (income) per common share would have been changed to the pro forma amounts below had the fair market value based method been followed:

	2003	2002
Income (loss) applicable to common shareholders:
As reported	$(1,459,498)	$403,679
Stock-based employee compensation expense determined based on fair value method for all awards not included in net (income) loss	(508,697)	(169,872)

Pro forma	$(1,968,195)	$233,807

Income (loss) applicable to common shareholders per share:
As reported	$(0.04)	$0.01
Pro forma	$(0.05)	$0.01

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants.

	2003	2002
Dividend yield (%)	—	—
Expected volatility (%)	97.6	131
Risk-free interest rates (%)	3.5	4.08
Expected lives (years)	6.6	5.00

The fair value of stock option compensation to non-employees during the year ended December 31, 2003 included in consulting fees expense was $127,516 compared to $33,372 in 2002.

d.	Warrants

At December 31, 2003 there were 24,200,000 warrants outstanding entitling the holders to purchase 13,200,000 Common Shares. At December 31, 2002 there were 4,858,334 warrants outstanding entitling the holders to purchase 2,650,000 Common Shares.

	2003		2002
	Warrants	Cdn Wgt. Avg. Exercise Price	Warrants	Cdn Wgt. Avg. Exercise Price
Outstanding and exercisable at beginning of year	4,858,334	$0.33	1,175,000	$0.25
Purchase warrants	22,000,000	$0.50	4,416,667	$0.35
Brokers’ warrants	2,200,000	$0.35	441,667	$0.15
Forfeited	(4,366,667)	$0.35	—
Exercised	(491,667)	$0.17	(1,175,000)	$0.25

Outstanding and exercisable at end of year	24,200,000	$0.49	4,858,334	$0.33

The range of exercise prices on outstanding warrants is Cdn$0.35 to Cdn$0.50 with a weighted average contractual life of 4.0 years at December 31, 2003.

e.	Earnings (Loss) Per Share

The following table presents a reconciliation of the numerator and denominators used in the basic and diluted income (loss) per share computations, which includes the number of antidilutive securities that were not included in the dilutive income (loss) per share computation. These antidilutive securities occur when options or warrants outstanding hold an option or warrant exercise price greater that the average market price of the year.

	For the Year Ended December 31, 2003
	Net Income (Loss) (Numerator)	Weighted Avg. Shares (Denominator)	Per Share Amount
Loss per common share - basic	$(1,459,498)	40,162,950	$(0.04)
Effect of dilutive securities:
Common stock options	—	—
Common stock warrants	—	—

Loss per share - diluted	$(1,459,498)	40,162,950	$(0.04)

Antidilutive options not included in diluted loss per share		4,408,500

Antidilutive warrants not included in diluted loss per share		13,200,000

	For the Year Ended December 31, 2002
	Net Income (Numerator)	Weighted Avg. Shares (Denominator)	Per Share Amount
Income per common share - basic	$403,679	32,959,486	$0.01
Effect of dilutive securities:
Common stock options	—	242,788
Common stock warrants	—	205,418

Income per share - diluted	$403,679	33,407,692	$0.01

Antidilutive options not included in diluted income per share		2,228,500

Antidilutive warrants not included in diluted income per share		—

6.	AGREEMENTS, COMMITMENTS AND CONTINGENCIES

a.	Mineral rights in Argentina are owned by the federal government and administered by the provinces. The provinces can levy a maximum 3% “mouth of mine” (gross proceeds) royalty. The provinces of Mendoza and Neuquén have waived their right to a royalty. The provinces of Río Negro, San Juan, Santa Clara and Chubut have not yet established a policy regarding the royalty.

b.	We rent office space in Spokane, Washington for $2,000 per month with a commitment through November 2004.

c.	We rent office space in Vancouver, British Columbia, Canada for $831 per month with a commitment though August 2004.

d.	We rent office space in Argentina for $345 per month with a commitment through August 2006.

e.	We rent a storage space in Argentina for $276 per month with a commitment through December 2006.

f.	On December 2, 2003, we signed an agreement that obligated us to pay Degerstrom a royalty of $250,000 if any of the current properties, other than the properties comprising the San José project, meet certain conditions such as bankable feasibility or commercial production.

7. RELATED PARTY TRANSACTIONS

a.	To December 31, 2003, under the terms of an Operating Agreement with Degerstrom, Degerstrom operated and managed the exploration program on all properties and provided related off-site administrative assistance, as required. Consideration was 15% of the costs incurred by Degerstrom on our behalf. Costs paid directly by us were not subject to the fee.

On January 13, 2004, we received approval from the TSX Venture Exchange regarding an agreement with Degerstrom dating from 1995, when Degerstrom’s Argentina properties, equipment and data were put into Minera Andes in exchange for common stock. As approved by the TSX Venture Exchange, the operating agreement with Degerstrom has been terminated at no cost, effective December 31, 2003. We also purchased back a production bonus that would have required the issuance of 1,213,409 common shares to Degerstrom when a bankable feasibility study was completed for a property and a royalty of up to a 2% net smelter return on all properties. We paid Degerstrom US$500,000 to terminate the production bonus and acquire the royalty. We will also pay US$250,000 to Degerstrom should any Minera Andes property, other than the advanced-stage Huevos Verdes silver/gold property, reach a production decision within the next ten years.

In the opinion of management, the value of royalty and production bonus acquired exceeded the exchange value; however, it was impractical to obtain independent evidence supporting valuation, accordingly, no valuation was obtained. The transaction was recorded at carrying value of nil, with the difference between the exchange and carrying value being charged against the deficit in 2003.

b.	During the years ended December 31, 2003 and 2002, administrative fees were paid to Degerstrom of $49,226 and $41,144 on total costs incurred by us of $377,402 and $315,434 respectively. As of December 31, 2003, $30,531 (2002 - $25,746) were payable.

During 2003 and 2002, we incurred the following transactions with related parties: financial consulting to a director totaling $1,120 and $1,680; geological consulting to a director totaling $3,613 ($            nil for 2002), and legal fees to a firm in which a director and officer is an associate, totaling $112,019 and $43,719, respectively. The above noted transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

8. INCOME TAXES

Due to the losses we incurred, there is no income tax provision or benefit recorded for the years presented. The net future tax asset at December 31, 2003 of approximately $1,215,000 and 2002 of approximately $1,235,000 is comprised only of net operating loss carryforwards which is totally offset by an identical valuation allowance. No future tax asset has been recognized due to the uncertainty of future realization.

We had Canadian non-capital losses available to carry forward to apply against future taxable income of approximately $3.47 million expiring as follows:

2004:	315,000
2005:	454,000
2006:	706,000
2007:	537,000
2008:	365,000
2009:	450,000
2010:	645,000

$3,472,000

The tax benefit of net operating losses carried forward and the associated valuation allowance were reduced by approximately $178,000 (2002 - 21,000) representing the tax effect of losses which expired during the year.

Major items causing our effective tax rate to differ from the statutory rate is as follows:

	December 31, 2003		December 31, 2002
Income tax (benefit) at statutory rate	$(510,824)	(35)%	$153,398	38%
Change in statutory rate	82,810	6%	117,602	29%
Expiry from loss	178,014	12%	—	—%
Permanent difference	270,000	18%	—	—%
Changes in valuation allowance	(20,000)	(1)%	(271,000)	(67)%

	$—	—%	$—	—%

9. COMPARATIVE FIGURES

Certain financial statement line items from prior years have been reclassified to conform with the current year’s presentation. These reclassifications had no effect on the net income and accumulated deficit as previously presented.

10.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

As discussed in Note 2, these financial statements are prepared in accordance with Canadian generally accepted accounting principles (“GAAP”). Differences between Canadian and United States generally accepted accounting principles (“U.S. GAAP”) as they apply to these financial statements are summarized as follows:

a.	Compensation Expense Associated with Release of Shares from Escrow

Under U.S. GAAP, stock compensation expense is recorded as shares held in escrow become eligible for release based upon the number of shares eligible for release and the market value of the shares at that time. Under Canadian GAAP, no value is attributed to such shares released and no compensation expense is recorded. Shares become eligible for release from escrow based on deferred exploration expenditure in accordance with the Escrow Agreement and with the consent of The TSX Venture Exchange. During the years ended December 31, 2003 and 2002 and for the period from July 1, 1994 (commencement) through December 31, 2003, we would have recorded compensation expense of $0, $0 and $6,324,914 respectively, under U.S. GAAP.

b.	Mineral Properties and Deferred Exploration Costs

The U.S. Securities and Exchange Commission staff has taken the position that a U.S. registrant without proven and probable economic reserves, in most cases, could not support the recovery of the carrying value of deferred exploration costs. Therefore, we have presented the effect of expensing all deferred exploration costs as a reconciling item between U.S. and Canadian GAAP.

As the Company’s 2003 investment in MSC is effectively an investment in a property without proven and probable reserves it has been expensed for U.S. GAAP purposes.

During 2003 we recorded, for Canadian GAAP purposes, the acquisition of royalty interests at carrying value, nil (Note 7). Under U.S. GAAP, the acquisition would be recorded at the $500,000 exchange value; charged as a deferred exploration cost and expensed.

c.	Impact on Consolidated Financial Statements

The impact of the above on the consolidated financial statements is as follows:

	Dec. 31, 2003	Dec. 31, 2002
Shareholders’ equity, end of year, per Canadian GAAP	$7,401,958	$4,565,490
Adjustment for acquisition and deferred exploration costs	(915,299)	(3,536,448)
Adjustment for investment	(4,063,127)	—

Shareholders’ equity, end of year, per U.S. GAAP	$2,423,532	$1,029,042

	Year Ended			Period from July 1, 1994 (commencement) through December 31, 2003
	Dec. 31, 2003		Dec. 31, 2002
Net income (loss) for the period, per Canadian GAAP		$(1,459,498)	$403,679	$(14,833,345)
Adjustment for acquisition of Scotia		—	—	(248,590)
Adjustment for compensation expense		—	—	(6,324,914)
Adjustment for deferred exploration costs, net		(199,831)	(16,059)	(915,299)
Adjustment for investment		$(1,742,147)	—	$(4,063,127)

Net income (loss) for the period, per U.S. GAAP		$(3,401,476)	$387,620	$(26,385,275)

Basic and diluted net income (loss) per common share, per U.S. GAAP	$	(0.09)	$0.01

During 1995, we issued 336,814 Common Shares for the acquisition of Scotia. Under U.S. GAAP, these shares would be valued at $248,590, the fair market value of the shares issued. This value, plus the $17,215 of net liabilities of Scotia assumed by the Company, would have been recorded as property rights at the acquisition date under U.S. GAAP.

11. SUBSEQUENT EVENTS

On January 1, 2004, we adopted a defined contribution benefit plan (the “Plan”) authorized under Section 401(k) of the Internal Revenue Code for all employees who are 21 years of age, have completed one year of service, and have worked a minimum of 1,000 hours annually. All employees as of January 1, 2004 were eligible to participate in the Plan. Eligible employees can contribute up to 100% of their prior year compensation. We will contribute 100% of the first 4% of the employee’s contribution. We will also make an annual discretionary contribution as determined by the board of directors.

On March 12, 2004, we issued 10,000,000 units through a private placement at a price of Cdn$0.65 per unit for gross proceeds of Cdn$6.5 million.

Under terms of the offering, each unit will consist of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant will entitle the holder to purchase one additional common share at an exercise price of Cdn$0.80 per share for a period of 18 months from the closing date. The private placement is subject to receiving regulatory approval and issued securities are subject to a four month hold period.

Our agents will receive a 7% commission and agents’ warrants equal to 10% of the aggregate number of units issued pursuant to the offering. Each agents’ warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.80 per common share for a period of 18 months from the date of issue.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of assurance.

As of the end of the period being reported upon, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Information with respect to our directors, executive officers and significant employees is set forth below.

Name	Age	Positions Held

Allen Ambrose	47	President and Director

Brian Gavin	48	Vice-President of Exploration, Director of MASA

Jorge Vargas	62	Director and President of MASA & MSC

Gary Craig	55	Director

John Johnson Crabb	78	Director

A.D. (Darryl) Drummond	67	Director

Bonnie L. Kuhn	38	Secretary, CFO and Director

Allen Ambrose, President and Director, has 24 years of experience in the mining industry and has been a director of Minera Andes since November 1995. Mr. Ambrose was employed by Degerstrom from 1988 to 2003. Prior to joining Degerstrom, Mr. Ambrose was a geologist for Cyprus Minerals, Kidd Creek Mines, Molycorp, Boise Cascade and Dennison Mines. Mr. Ambrose has extensive experience in all phases of exploration, project evaluation and project management and has worked as a geologist consultant in the U.S., Venezuela and most recently Argentina. He holds a B.Sc. degree in Geology from Eastern Washington University. While consulting for Gold Reserve Corporation, he was a co-discoverer of the auriferous massive sulfide exposure that led to their acquisition of the Brisas project in Venezuela. Mr. Ambrose sat on the board of directors of Cadre Resources Ltd. until March 2001 and has been a director of Saxony Explorations Ltd. And Kaieteur Resource Corporation since July 2002.

Brian Gavin, Vice President of Exploration, Director of MASA, has 24 years of experience in exploration geology. Mr. Gavin has extensive experience in all phases of exploration, project evaluation and project management in the search for precious and base metals, industrial minerals and has worked in the field as project manager and consultant in the U.S., Mexico, Nigeria, Argentina and most recently, in Romania. He holds a B. Sc. (Honours) degree in Geology from the University of London and M. S. degree in Geology and Geophysics from the University of Missouri-Rolla. From 1981 to 1993, he was a consultant with Ernest K. Lehman & Associates, which is a geological mining consulting firm. From 1993 to 2003, he was employed by Degerstrom. Mr. Gavin has served as an officer and director of Franconia Minerals Corporation since June 2001.

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

Gary A. Craig, Director, has been a director since April 12, 2002. Mr. Craig has a degree in Civil Engineering and is currently Vice President of Operations for N.A. Degerstrom, Inc. His responsibilities for Degerstrom include managing 350 employees at various job sites throughout the U.S. and Argentina. Before his employment with Degerstrom, Mr. Craig worked 27 years for Dravo Corporation. The last 20 years with Dravo he worked as project manager for a phosphate mining operation, where he oversaw 100 employees.

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

A.D. (Darryl) Drummond, Director, is a Ph.D. and a professional engineer and has been a director of Minera Andes since June 1996. He graduated from the University of British Columbia with a B.A.Sc. in Geological Engineering in 1959 and with a M.A.Sc. in 1961. He obtained his Doctorate degree in 1966 from the University of California at Berkeley. As an undergraduate and graduate, he worked with Kennco Explorations (Western) Ltd. during the period 1958 to 1961. He has been associated with the Placer Development Group of Companies since 1963, first with Craigmont Mines Ltd., then Endako Mines and Gibraltar Mines. At the Placer head office since 1967, he initially was a Research Geologist and then Assistant Exploration Manager, Western Canada, for Canex Placer Ltd. During 1977 to 1979, he was Manager of Placer Development y Cia. Ltda. in Santiago, Chile, then returned to the position of Research Geologist with the Technical Services Advisory Group for the Placer Group of Companies in Vancouver. On March 1, 1981, he and David Howard became principals in a mineral exploration management firm called D.D.H. Geomanagement Ltd. with offices in Vancouver, British Columbia. Since 1981, consulting tasks have concentrated on all aspects of mineral deposit evaluation covering precious metal, base metal and industrial mineral types in such countries as Argentina, Canada, Chile, China, Costa Rica, Ecuador, Guyana, Mexico, Philippines, United States of America and Venezuela. He is a member of the Society of Economic Geology and a member of the Geology Section of the Canadian Institute of Mining and Metallurgy. He is the President of D.D.H. Geomanagement from 1981 to the present; director of Cadre Resources Ltd. from November 1994 to February 1995; director of All North Resources Ltd. from May 1995 to July 9, 1996; and director of International All-North Resources Ltd. from July 10, 1996 to December 23, 1998; director of The Quinto Mining Corporation from September 11, 1996 to August 10, 1997; director of Riverdance Resources Corporation from January 1998 to December 15, 1998; director of Kaieteur Resources Corporation from December 23, 1998 to present; director of Saxony Explorations Ltd. from February 2000 to September 24, 2003; and director of Valerie Gold Resources from November 6, 1998 to March 27, 2003; and director of Valgold Resources Ltd. from March 27, 2003 to present.

Bonnie L. Kuhn, Secretary, Chief Financial Officer and Director, has been the Secretary and a director of Minera Andes since June 1997 and has been Chief Financial Officer since May 2000. Since July 2001, Ms. Kuhn has been a senior associate of Field LLP, Barristers and Solicitors. She had been a solicitor with the firm Ogilvie and Company, Barristers and Solicitors, Calgary, Alberta, from January 1994 to December 31, 1998. Ogilvie and Company of Calgary changed its name to Armstrong Perkins Hudson LLP in 1999. From January 1, 1999 to June 2001, Ms. Kuhn was a partner with Armstrong Perkins Hudson. From August 1993 to December 1994, Ms. Kuhn was a Crown prosecutor with the Government of Alberta, Department of Justice. Ms. Kuhn is a member of the Law Society of Alberta and the Canadian Bar Association. She obtained her LLB from the University of Manitoba in 1989. Ms. Kuhn was a director of Talon Petroleums Ltd., an oil and gas exploration company, from September 1997 to September 1999. Ms. Kuhn is currently a director of Tajzha Ventures Ltd., an oil and gas exploration company, and is an officer and director of Franconia Minerals Corporation, and a director of Aludra, Inc.

We have five directors, two of whom are executive officers. Directors serve terms of one year or until their successors are elected or appointed. No remuneration of any kind has been paid to any director, in their capacity as such, and there is no intention that they will be remunerated in that capacity in the immediate future. We reimburse expenses incurred by directors in connection with their activities on our behalf.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on the exemption in Exchange Act Rule 3a12-3(b), this item does not apply because Minera Andes is, and at all times during the applicable reporting period has been, a foreign private issuer as defined in Exchange Act Rule 3b-4.

Code of Ethics

At this time, we have not adopted a formal code of ethics that applies to our President and Chief Financial Officer. We have, however, followed an informal code of ethics requiring Board of Director approval of any transaction in which our President or our Chief Financial Officer has a material interest. We believe this procedure reasonably deters material wrongdoing and promotes honest and ethical conduct from our executive officers.

We plan to adopt a formal code of ethics during the current year. After adopting a formal code of ethics, we intend to disclose substantive amendments to and waivers from that code of ethics on our Web site at http://www.minandes.com.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth compensation paid, directly or indirectly, by Minera Andes during the last fiscal year for services rendered by Allen Ambrose, President, and Brian Gavin, Vice President of Exploration (“Named Executives”).

Summary Compensation Table

	Annual Compensation				Long Term Compensation
Executive	Fiscal Year	Salary ($)	Other Annual Compensation ($)		Securities Underlying Options/SARs (#)
Allen Ambrose (1) President	2003 2002 2001	109,236 87,444 87,444	12,013 9,903 9,767	(2)	510,000 160,000 —

Brian Gavin (1) Vice President of Exploration	2003 2002 2001	109,236 87,444 87,444	12,013 9,903 9,767	(3)	510,000 160,000 —

Notes:

(1)	Allen Ambrose and Brian Gavin, as employees of Degerstrom, provided services under the Operating Agreement (See “Description of the Business”) which services were invoiced to us under the Operating Agreement.

(2)	During the 2003 fiscal year, the following benefits were provided to Mr. Ambrose by Degerstrom and invoiced to us:

401K Base	$3,270
401K Match	$2,180
Medical Insurance	$6,563

(3)	During the 2003 fiscal year, the following benefits were provided to Mr. Gavin by Degerstrom and invoiced to us:

401K Base	$3,270
401K Match	$2,180
Medical Insurance	$6,563

Stock Options Granted in 2003

The following table sets forth certain information concerning individual stock options granted to the Named Executives during the year ended December 31, 2003.

Option Grants in the Last Fiscal Year

Executive	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price (Cdn$/Share)		Expiration Date
Allen Ambrose	150,000 360,000	22.8%	$ $	0.31 0.59	March 21, 2013 December 5, 2008

Brian Gavin	150,000 360,000	22.8%	$ $	0.31 0.59	March 21, 2013 December 5, 2008

Aggregated Option Exercises

The following table sets forth certain information concerning the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2003. Also reported are values of “in-the-money” options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our Common Shares as of December 31, 2003.

Fiscal Year-End Option Values

Executive	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Options at Fiscal Year End		Value of Unexercised In-the- Money Options at Fiscal Year End (1) (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Allen Ambrose	0	$0	980,000	0	$70,161	$0

Brian Gavin	0	$0	980,000	0	$70,161	$0

Notes:

(1)	There were 410,000 stock options for each Named Executive that were in-the-money as of December 31, 2003. On December 31, 2003 the closing price of the Common Shares on TSX-V was Cdn$0.53.
(2)	The currency exchange rate applied in calculating the value of unexercised in-the-money options was the late New York trading rate of exchange for December 31, 2003 as reported by the Wall Street Journal for conversion of United States dollars into Canadian dollars was U.S.$1.00 = Cdn$1.2942 or Cdn$1.00 = U.S.$0.7727.

Stock Option Plan

The board of directors adopted a stock option plan (the “Plan”) which was approved with amendments by the shareholders of the Company at the Annual and Special Meeting of Shareholders held on June 26, 1996, which was subsequently amended at our Annual and Special Meeting of Shareholders held on June 26, 1998, June 23, 1999 and September 3, 2003. The purpose of the Plan is to afford the persons who provide services to Minera Andes or any of its subsidiaries or affiliates, whether directors, officers or employees of Minera Andes or its subsidiaries or affiliates, an opportunity to obtain a proprietary interest in Minera Andes by permitting them to purchase Common Shares and to aid in attracting, as well as retaining and encouraging the continued involvement of such persons with us. Under the terms of the Plan, the board of directors has full authority to administer the Plan in accordance with the terms of the Plan and at any time amend or revise the terms of the Plan provided, however, that no amendment or revision shall alter the terms of options already granted. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan shall not exceed 20% of the our issued and outstanding Common Shares up to a maximum of 6,000,000 shares. No participant may be granted an option under the Plan which exceeds the number of shares permitted to be granted pursuant to rules or policies of any stock exchange on which the Common Shares is then listed.

Under the Plan, the exercise price of the shares covered by each option shall be determined by the directors and shall be not less than the closing price of our Common Shares on the stock exchange or stock exchanges on which the shares are listed on the last trading day immediately preceding the day on which the stock exchange is notified of the proposed issuance of option, less any discounts permitted by the policy or policies of such stock exchange or stock exchanges. If an option is granted within six months of a public distribution of our Common Shares by way of prospectus, then the minimum exercise price of such option shall, if the policy of such stock exchange or stock exchanges requires, be the greater of the price determined pursuant to the provisions of the Plan and the price per share paid by the investing public for our Common Shares acquired by the public during such public distribution, determined in accordance with the policy of such stock exchange or stock exchanges. Options granted under the Plan will not be transferable and, if they are not exercised, will expire one (1) year following the date the optionee ceases to be director, officer, employee or consultant of Minera Andes by reason of death, or ninety (90) days after ceasing to be a director, officer, employee or consultant of Minera Andes for any reason other than death. At December 31, 2003, 929,000 options were available for grant under the Plan.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership, as of March 12, 2004, of the Common Shares by (i) each person known by us to own beneficially more than 5% of the Common Shares, (ii) each director of Minera Andes, (iii) the Named Executive Officers (iv) all directors and executive officers as a group. Except as otherwise noted, we believe the persons listed below have sole investment and voting power with respect to the Common Shares owned by them.

Named Executive Officers and Directors	Shares Beneficially Owned (1)	Percentage of Common Shares (1)
Allen Ambrose 111 E. Magnesium Road Spokane, WA 99208	1,097,200(2)	1.55

John Johnson Crabb 111 E. Magnesium Road Spokane, WA 99208	365,000(3)	0.52

Gary A. Craig 3303 N. Sullivan Road Spokane, WA 99216	175,000(4)	0.25

A.D. (Darryl) Drummond 111 E. Magnesium Road Spokane, WA 99208	295,000(5)	0.42

Brian Gavin 111 E. Magnesium Road Spokane, WA 99208	1,100,400(2)	1.55

Bonnie L. Kuhn 1900, 350 7th Ave. S.W. Calgary, Alberta T2P 2Y3	349,500(6)	0.50

5% or Greater Shareholders
Neal A. and Joan L. Degerstrom 3303 North Sullivan Road Spokane, WA 99216	5,775,000(7)	8.27

Passport Management, LLC 402 Jackson Street San Francisco, CA 94111	5,750,000(8)	7.98

Sprott Asset Management Inc. Royal Bank Plaza, South Tower Suite 2700 Toronto, ON M5J 2J1	5,937,900(9)	8.27

All directors and executive officers as a group (6 persons)	3,382,100(10)	4.64

Notes:

(1)	Shares which the person or group has the right to acquire within 60 days after March 12, 2004 are deemed to be outstanding in determining the beneficial ownership of the person or group and in calculating the percentage ownership of the person or group, but are not deemed to be outstanding as to any other person or group. Percentage ownership has been calculated based on a total of 69,810,865 shares outstanding.
(2)	Includes stock options entitling the holder to acquire 210,000 shares upon payment of Cdn$0.55, 100,000 shares upon payment of Cdn$0.16, 160,000 shares upon payment of Cdn$0.40, 150,000 shares upon payment of Cdn$0.31, and 360,000 upon payment of Cdn$0.59.

(3)	Includes stock options entitling the holder to acquire 120,000 shares upon payment of Cdn$0.55, 40,000 shares upon payment of Cdn$0.16, 60,000 shares upon payment of Cdn$0.40, 40,000 shares upon payment of Cdn$0.31 and 75,000 shares upon payment of Cdn$0.59.
(4)	Includes stock options entitling the holder to acquire 60,000 shares upon payment of Cdn$0.40, 40,000 shares upon payment of Cdn$0.31 and 75,000 shares upon payment of Cdn$0.59.
(5)	Includes stock options entitling the holder to acquire 120,000 shares upon payment of Cdn$0.55, 60,000 shares upon payment of Cdn$0.40, 40,000 shares upon payment of Cdn$0.31 and 75,000 shares upon payment of Cdn$0.59.
(6)	Includes stock options entitling the holder to acquire 80,000 shares upon payment of Cdn$0.55, 8,500 shares upon payment of Cdn$0.16, 80,000 shares upon payment of Cdn$0.40, 60,000 shares upon payment of Cdn$0.31 and 120,000 shares upon payment of Cdn$0.59.
(7)	The Common Shares are owned beneficially by Mr. and Mrs. Degerstrom by virtue of their combined majority control of the record owner, N.A. Degerstrom, Inc.
(8)	Passport Master Fund, LP, a British Virgin Islands International Limited Partnership holds 5.86% of our shares (including warrants to acquire 1,602,400 common shares), through which Passport Management, LLC, a Delaware Limited Liability Company, exercises investment discretion and voting authority in respect to the shares. In addition, Passport Master Fund II, LP owns 2.22% of our shares (including warrants to acquire 647,600 common shares) through which Passport Management, LLC exercises investment discretion and voting authority in respect to the shares. Passport Management, LLC disclaims beneficial ownership of all such shares.
(9)	Sprott Gold and Precious Minerals Fund holds 6.23% of our shares (including warrants to acquire 1,479,300 common shares) through which Sprott Asset Management Inc. exercises investment discretion and voting authority in respect to the shares. In addition, Sprott Strategic Offshore Gold Fund Ltd. holds 2.13% of our shares (including warrants to acquire 500,000 common shares) through which Sprott Asset Management Inc. exercises investment discretion and voting authority in respect to the shares.
(10)	Includes stock options to acquire 740,000 shares upon payment of Cdn$0.55, 248,500 shares upon payment of Cdn$0.16, 580,000 shares upon payment of Cdn$0.40, 480,000 shares upon payment of Cdn$0.31 and 1,065,000 shares upon payment of Cdn$0.59.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Minera Andes, MASA, NADSA and Degerstrom were party to an Operating Agreement whereby Degerstrom operated and managed the exploration program relating to Claims in return for a management fee and certain other consideration. See “Description of Properties —The Degerstrom Agreement.”

Allen Ambrose and Brian Gavin both received all of their compensation for management services provided to us under the Operating Agreement from Degerstrom. Neither Mr. Ambrose nor Mr. Gavin performed any services other than in their capacities as President and Vice President of Exploration of Minera Andes respectively. All of the compensation paid to Messrs. Ambrose and Gavin was invoiced back to us by Degerstrom. See “Description of the Business — Operating Structure” and “Executive Compensation.” Effective December 31, 2003, the Operating Agreement we had with Degerstrom was terminated, and Mr. Ambrose and Mr. Gavin are now compensated by Minera Andes directly.

During the years ended December 31, 2003 and 2002, administrative fees were paid to Degerstrom of $49,226 and $41,144 on total costs incurred by us of $377,402 and $315,434 respectively.

During 2003 and 2002, we incurred the following transactions with related parties: financial consulting to a director totaling $1,120 and $1,680; geological consulting to a director totaling $3,613 ($nil for 2002), and legal fees to a firm in which Bonnie L. Kuhn, a director and officer of Minera Andes, is an associate, totaling $112,019 and $43,719, respectively. The above noted transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

The Exhibits as indexed on pages 75 through 77 of this report are included as part of this Form 10-KSB.

b.	Reports on Form 8-K

A report dated January 13, 2004 was filed with the Securities and Exchange Commission regarding the TSX-V approval of the settlement and termination agreement with N.A. Degerstrom, Inc.

A report dated December 11, 2003 was filed with the Securities and Exchange Commission regarding the conclusion of an agreement with N.A. Degerstrom, Inc. for the termination of the Operating Agreement and Production Bonus Agreement

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

a.	Audit Fees

The fees billed for each of the fiscal years ended December 31, 2003 and December 31, 2002 for professional services rendered by BDO Dunwoody LLP for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by BDO Dunwoody in connection with statutory and regulatory filings or engagements for each of those fiscal years were $19,250 and $17,293, respectively.

b.	Audit Related Fees

There were no other audit related fees in 2003.

c.	Tax Fees

Aggregate fees billed by BDO Dunwoody for tax compliance, tax advice and tax planning for each of the fiscal years ended December 31, 2003 and December 31, 2002 were $2,455 and $4,025, respectively. These fees include fees relating to the reviews of tax returns, tax consulting and planning.

d.	All Other Fees

BDO Dunwoody did not bill us for any products or services, other than those services covered in Item 14(a) and (b) for the fiscal years ended December 31, 2003 and December 31, 2002.

e.	Audit Committee Approval of Audit and Non-Audit Services

In 2003, the Audit Committee had not formally adopted any pre-approval polices and procedures relating to the provision of non-audit services by our independent auditors, BDO Dunwoody. Instead, each type of non-audit service proposed to be provided by BDO Dunwoody was approved on an individual basis by the Audit Committee in advance of the rendering of such non-audit services.

For 2004, the Audit Committee will pre-approve the use of BDO Dunwoody for specific tax-related services. In such case, the Audit Committee will also set a specific annual limit on the amount of such tax-related services that we will obtain from BDO Dunwoody, and will require management to report the specific engagements to the Audit Committee. All other non-audit services other than the pre-approved services set forth above and any services that exceed the annual limits set forth in the policy must be pre-approved by the Audit Committee.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Asset and Share Acquisition Agreement between MASA, NADSA, Minera Andes Degerstrom, Brian Gavin, Jorge Vargas, and Enrique Rufino Marzari Elizalde, dated March 8, 1995, as amended on April 19, 1996 (incorporated by reference to Exhibit 2.1 to Minera Andes’ Registration Statement on Form 10-SB, Commission File No. 000-22731 (the “Form 10-SB”)).

2.2	Arrangement between Minera Andes and Scotia Prime Minerals, Inc. (incorporated by reference to Exhibit 2.2 to the Form 10-SB).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-SB).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-SB).

10.1	Conveyance Agreement between NADSA and N.A. Degerstrom, Inc., dated July 1, 1994 (incorporated by reference to Exhibit 10.1 to the Form 10-SB).

10.2	Conveyance Agreement between NADSA and N.A. Degerstrom, Inc., dated July 1, 1994 (incorporated by reference to Exhibit 10.2 to the Form 10-SB).

10.3	Operating Agreement between Minera Andes and N.A. Degerstrom, Inc. dated March 15, 1995 (incorporated by reference to Exhibit 10.3 to the Form 10-SB).

10.4	Share Option Agreement between Minera Andes and Jorge Vargas, dated March 15, 1995 (incorporated by the reference to Exhibit 10.4 to the Form 10-SB).

10.5	Share Option Agreement between Minera Andes and Enrique Rufino Marzari Elizalde, dated March 15, 1995 (incorporated by reference to Exhibit 10.5 to the Form 10-SB).

10.6	Special Warrant Indenture between Minera Andes and Montreal Trust Company of Canada, dated December 13, 1996 (incorporated by reference to Exhibit 10.18 to the Form 10-SB).

10.7	Purchase Warrant Indenture between Minera Andes and Montreal Trust Company of Canada, dated December 13, 1996 (incorporated by reference to Exhibit 10.19 to the Form 10-SB).

10.8	Agreement dated April 30, 1996 between Minera Andes and Waiata Resources for the provision of financial advisory services (incorporated by reference to Exhibit 10.20 to the Form 10-SB).

10.9	Amended Stock Option Plan, dated June 26, 1996, as amended June 26, 1998, as amended June 23, 2000 (incorporated by reference to Exhibit 10.15 to the Form 10-KSB for the fiscal year ended December 31, 2000).

10.10	Purchase and Sales Agreement (Chubut cateos, Mina León I, Mina León II and Leleque) dated August 28, 2000 between Minera Andes S.A. and Cordon Leleque S.A.(incorporated by reference to Exhibit 10.17 to the Form 10-KSB for the fiscal year ended December 31, 2000).

10.11	Purchase and Sales Agreement (Chubut cateos, Willimanco) dated August 28, 2000 between Minera Andes S.A. and Minera El Desquite S.A.(incorporated by reference to Exhibit 10.18 to the Form 10-KSB for the fiscal year ended December 31, 2000).

10.12	Option and Joint Venture Agreement (El Pluma/Cerro Saavedra properties, now referred to as San José) between Minera Andes and Mauricio Hochschild & Cia. Ltda. dated March 15, 2001(incorporated by reference to Exhibit 10.19 to the Form 10-KSB for the fiscal year ended December 31, 2000).

10.13	Amendment to the Option and Joint Venture Agreement (El Pluma/Cerro Saavedra properties, now referred to as San José) between Minera Andes and Mauricio Hochschild & Cia. Ltda. of March 15, 2001 dated May 14, 2002 (incorporated by reference to Exhibit 10.20 to the third quarter 2002 10-QSB).

10.14	Second Amendment to the Option and Joint Venture Agreement (El Pluma/Cerro Saavedra properties, now referred to as San José) between Minera Andes and Mauricio Hochschild & Cia. Ltda. of March 15, 2001 dated August 27, 2002 (incorporated by reference to Exhibit 10.21 to the third quarter 2002 10-QSB).

10.15	Key Executive Employment Contract between Allen Ambrose and Minera Andes, effective January 1, 2003 (incorporated by reference to Exhibit 10.15 to the Form 10-KSB for the fiscal year ended December 31, 2002).

10.16	Key Executive Employment Contract between Brian Gavin and Minera Andes, effective January 1, 2003 (incorporated by reference to Exhibit 10.15 to the Form 10-KSB for the fiscal year ended December 31, 2002).

10.17	Amendment to Key Executive Employment Contract between Allen Ambrose and Minera Andes (incorporated by reference to Exhibit 10.1 to the third quarter 2003 10-QSB).

10.18	Amendment to Key Executive Employment Contract between Brian Gavin and Minera Andes (incorporated by reference to Exhibit 10.1 to the third quarter 2003 10-QSB).

10.19	Amended Stock Option Plan dated September 3, 2003 (incorporated by reference to Exhibit 10.1 to the third quarter 2003 10-QSB).

10.20	Settlement Agreement dated December 2, 2003 between Minera Andes Inc. and N.A. Degerstrom, Inc.*

21.1	List of subsidiaries.*

23.1	Consent of BDO Dunwoody LLP.*

31.1	Certification of President (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Exhibits filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERA ANDES INC.

Registrant

By:	/s/ Allen V. Ambrose
Allen V. Ambrose, President

Date: March 26, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2004	By:	/s/ Allen V. Ambrose
Allen V. Ambrose, Director and Principal Executive Officer

Date: March 26, 2004	By:	/s/ John Johnson Crabb
John Johnson (Jack) Crabb, Director

Date: March 26, 2004	By:	/s/ Gary A. Craig
Gary A. Craig, Director

Date: March 26, 2004	By:	/s/ A.D. Drummond
A.D. (Darryl) Drummond, Director

Date: March 26, 2004	By:	/s/ Bonnie L. Kuhn
Bonnie L. Kuhn, Director and Principal Accounting and Financial Officer