Form 10QSB
period 2004-03-31
MINERA ANDES INC /WA
filed 2004-05-17
CIK 1030219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file Number 000-22731

MINERA ANDES INC.

(Exact name of small business issuer as specified in its charter)

ALBERTA, CANADA

(State or other jurisdiction of incorporation or organization)

NONE

(I.R.S. Employer Identification No.)

111 E. MAGNESIUM ROAD, SUITE A, SPOKANE, WA 99208

(Address of principal executive offices)

(509) 921-7322

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Shares outstanding as of April 30, 2004: 70,174,240 shares of common stock, with no par value

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED BALANCE SHEETS

(U.S. Dollars - Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current:
Cash and cash equivalents	$6,164,527	$2,234,342
Receivables and prepaid expenses	211,445	228,123

Total current assets	6,375,972	2,462,465
Mineral properties and deferred exploration costs	1,660,941	915,299
Investment	3,863,127	4,063,127
Capital assets, net	88,149	88,238

Total assets	$11,988,189	$7,529,129

LIABILITIES
Current:
Accounts payable and accruals	$402,274	$96,640
Due to related parties	4,000	30,531

Total current liabilities	406,274	127,171

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, unlimited number authorized, none issued	—	—
Common shares, no par value, unlimited number authorized Issued March 31, 2004 – 69,810,865 shares Issued December 31, 2003 – 59,740,865 shares	28,166,674	23,597,468
Contributed capital - stock option compensation	870,323	160,888
Accumulated deficit	(17,455,082)	(16,356,398)

Total shareholders’ equity	11,581,915	7,401,958

Total liabilities and shareholders’ equity	$11,988,189	$7,529,129

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(U.S. Dollars - Unaudited)

	Three Months Ended		Period from July 1, 1994 (commencement) through March 31, 2004
	March 31, 2004	March 31, 2003
Administration fees	$—	$7,851	$286,487
Audit and accounting	39,349	12,203	419,688
Consulting fees	144,376	113,005	1,582,762
Depreciation	8,857	692	73,007
Equipment rental	—	—	21,522
Foreign exchange (gain) loss	(38,538)	(27,412)	318,694
Insurance	18,787	1,890	271,678
Legal	41,654	16,036	936,547
Maintenance	—	329	3,748
Materials and supplies	—	—	45,512
Office overhead	56,905	22,878	1,632,883
Telephone	8,918	4,836	402,896
Transfer agent	1,530	1,190	109,209
Travel	19,091	11,035	412,727
Wages and benefits	47,474	48,212	1,595,548
Write-off of deferred costs	—	—	8,540,235

Total expenses	348,403	212,745	16,653,143
Gain on sale of capital assets	—	—	(104,588)
Gain on sale of property	—	—	(898,241)
Interest income	(14,868)	(1,532)	(483,434)

Net loss for the period	333,535	211,213	15,166,880

Accumulated deficit, beginning of the period, as previously reported	16,356,398	14,263,900	—
Adjustment for change in accounting for stock-based compensation (Note 2)	678,569	—	678,569

Accumulated deficit, beginning of period, as restated	17,034,967	14,263,900	15,845,449
Adjustment on acquisition of royalty interest	—	—	500,000
Share issue costs	86,580	—	1,092,418
Deficiency on acquisition of subsidiary	—	—	17,215

Accumulated deficit, end of the period	$17,455,082	$14,475,113	$17,455,082

Basic and diluted net loss per common share	$0.01	$0.01

Weighted average shares outstanding (basic and diluted) )	61,880,754	36,974,808

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES

AND DEFERRED EXPLORATION COSTS

(U.S. Dollars - Unaudited)

	Three Months Ended		Period from July 1, 1994 (commencement) through March 31, 2004
	March 31, 2004	March 31, 2003
Administration fees	$—	$5,082	$392,837
Assays and analytical	7,691	3,072	952,637
Construction and trenching	170	—	523,860
Consulting fees	23,692	28,821	1,086,706
Depreciation	—	—	170,625
Drilling	242,798	—	1,171,631
Equipment rental	132,688	—	377,612
Geology	206,258	21,108	3,226,166
Geophysics	—	—	309,902
Insurance	—	2,125	255,559
Legal	220	—	694,048
Maintenance	8,887	270	172,004
Materials and supplies	21,207	520	457,391
Project overhead	6,414	1,307	327,569
Property and mineral rights	28,890	236	1,352,727
Telephone	2,590	664	88,909
Travel	30,003	13,943	1,150,067
Wages and benefits	34,134	33,881	1,214,668

Costs incurred during the period	745,642	111,029	13,924,918
Deferred costs, beginning of the period	915,299	3,536,448	—
Deferred costs, acquired	—	—	576,139
Deferred costs, contributed to MSC	—	—	(2,320,980)
Deferred costs written off	—	—	(8,540,235)
Mineral property option proceeds	—	(200,000)	(1,978,901)

Deferred costs, end of the period	$1,660,941	$3,447,477	$1,660,941

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars - Unaudited)

	Three Months Ended		Period from July 1, 1994 (commencement) Through March 31, 2004
	March 31, 2004	March 31, 2003
Operating Activities
Net loss for the period	$(333,535)	$(211,213)	$(15,166,880)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off of incorporation costs	—	—	665
Write-off of deferred expenditures	—	—	8,540,235
Depreciation	8,857	693	73,007
Stock option compensation	30,866	26,025	191,754
Gain on sale of capital assets	—	—	(104,588)
Gain on sale of mineral properties	—	—	(898,241)
Change in:
Receivables and prepaid expenses	16,678	15,605	(209,459)
Accounts payable and accruals	305,634	10,232	383,073
Due to related parties	(26,531)	17,098	4,000

Cash provided by (used in) operating activities	1,969	(141,560)	(7,186,434)

Investing Activities
Incorporation costs	—	—	(665)
Purchase of capital assets	(8,768)	—	(237,193)
Proceeds from sale of property	—	—	898,241
Mineral properties and deferred exploration	(745,642)	(111,029)	(13,754,293)
Acquisition of investment	—	—	(1,742,147)
Proceeds from sale of subsidiaries	—	—	9,398
Acquisition of royalty interest	—	—	(500,000)
Recovery of investment	200,000	200,000	2,178,901

Cash provided by (used in) investing activities	(554,410)	88,971	(13,147,758)

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars - Unaudited)

	Three Months Ended		Period from July 1, 1994 (commencement) Through March 31, 2004
	March 31, 2004	March 31, 2003
Financing Activities
Shares and subscriptions issued for cash, less issue costs	4,482,626	17,034	26,498,719

Cash provided by financing activities	4,482,626	17,034	26,498,719

Increase (decrease) in cash and cash equivalents	3,930,185	(35,555)	6,164,527
Cash and cash equivalents, beginning of period	2,234,342	1,009,258	—

Cash and cash equivalents, end of period	$6,164,527	$973,703	$6,164,527

Supplementary Disclosure of Non-Cash Investing and Financing Activities
Stock option compensation	$30,866	$26,025	$191,754

Deferred costs, contributed to MSC	$—	$—	$2,320,980

Shares issued for acquisition	$—	$—	$575,537

Interest and taxes paid	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. Dollars-Unaudited)

1.	Accounting Policies, Financial Condition and Liquidity

The accompanying consolidated financial statements of Minera Andes Inc. (the “Company”) for the three month periods ended March 31, 2004 and 2003 and for the period from commencement (July 1, 1994) through March 31, 2004 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 2. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 2003 financial information has been derived from the Company’s audited consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003 included in our annual report on Form 10-KSB (“the 2003 10-KSB”) for the year ended December 31, 2003 on file with the Securities and Exchange Commission and with the TSX Venture Exchange. The accounting policies set forth in the audited annual consolidated financial statements are the same as the accounting policies utilized in the preparation of these consolidated financial statements, except as modified for appropriate interim presentation.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of March 31, 2004, there was substantial doubt that the Company would be able to continue as a going concern.

For the three months ended March 31, 2004 the Company had a loss of approximately $334,000 and an accumulated deficit of approximately $17 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Company has financed its activities through the sale of equity securities and joint venture arrangements. The Company expects to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

Although there is no assurance that the Company will be successful in these actions, management believes that they will be able to secure the necessary financing to enable it to continue as a going concern. Accordingly, these financial statements do not reflect adjustments to the carrying value of assets and liabilities, and the reported revenues and expenses and balance sheet classifications used that would be necessary if the going concern assumption were not appropriate. Such adjustments could be material.

Although we have taken steps to verify title to mineral properties in which we have an interest, in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee title. Property title may be subject to unregistered prior agreements and noncompliance with regulatory requirements.

2.	Change in Accounting Policy

Effective January 1, 2004, the Company has adopted, on a retroactive basis without restatement, the recommendations of CICA Handbook Section 3870, “Stock-based compensation and other stock-based payments”, which now requires companies to adopt the fair value based method for all stock-based awards granted on or after January 1, 2002. Previously the Company was only required to disclose the pro forma effect of stock options issued to employees and directors in the notes to the financial statements. The effect of this change in accounting policy was to increase the deficit at January 1, 2004 by $678,569 with a corresponding increase to reported contributed surplus.

3.	Differences Between Canadian and United States Generally Accepted Accounting Principles

Differences between Canadian and U.S. generally accepted accounting principles (“GAAP”) as they pertain to the Company relate to accounting for the acquisition of Scotia Prime Minerals, Incorporated, compensation expense associated with the release of shares from escrow, mineral properties and deferred exploration costs and stock-based compensation and are described in Note 10 to the Company’s consolidated financial statements for the year ended December 31, 2003 in the 2003 10-KSB.

As discussed in Note 2, during 2004, the Company adopted new Canadian GAAP rules regarding the utilization of the fair value based method to account for options granted to employees. U.S. GAAP does not require the fair value based method to account for employee based options as of January 1, 2002. Since the Company has not granted any options to employees in 2004, the retroactive adoption without restatement of the new Canadian requirements has not created differences between Canadian and U.S. GAAP with respect to the Company’s shareholder’s equity at March 31, 2004 nor the net loss for the three months ended March 31, 2004. There would however have been no adjustment to retained earnings at January 1, 2004 under U.S. GAAP as was required under Canadian GAAP.

The impact of the above on the interim consolidated financial statements is as follows:

	March 31, 2004	Dec. 31, 2003
Shareholders’ equity, end of period, per Canadian GAAP	$11,581,915	$7,401,958
Adjustment for acquisition and deferred exploration costs	(1,660,941)	(915,299)
Adjustment for investment	(3,863,127)	(4,063,127)

Shareholders’ equity, end of period, per U.S. GAAP	$6,057,847	$2,423,532

	Three Months Ended		Period from July 1, 1994 (commencement) through March 31, 2004
	March 31, 2004	March 31, 2003
Net loss for the period, per Canadian GAAP	$333,535	$211,213	$15,166,880
Adjustment for acquisition of Scotia	—	—	248,590
Adjustment for compensation expense	—	—	6,324,914
Adjustment for deferred exploration costs, net	745,642	(88,971)	1,660,941
Adjustment for investment	(200,000)	—	3,863,127

Net loss for the period, per U.S. GAAP	$879,177	$122,242	$27,264,452

Net loss per common share, per U.S. GAAP, basic and diluted	$0.01	$0.00

Recent U.S. Accounting Pronouncements

In April 2004, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 04-2, which amends Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” to the extent all mineral rights are to be considered tangible assets for accounting purposes. There has been diversity in practice related to the application of SFAS No. 141 to certain mineral rights held by mining entities that are not within the scope of SFAS No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies.” The SEC staff’s position previously was entities outside the scope of SFAS No. 19 should account for mineral rights as intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” The adoption of EITF 04-02 has no effect on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued a revision to this interpretation (FIN 46(r)). FIN 46(r) clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted FIN 46(r) in its entirety for the period ended March 31, 2004, which did not have a material effect on our consolidated financial statements.

4.	Changes to Share Capital

During the three months ended March 31, 2004, the Company issued 70,000 shares for the exercise of stock options with gross proceeds to the Company of Cdn$31,750 (US$23,751).

On March 12, 2004, we sold 10,000,000 units to accredited investors at a price of Cdn$0.65 per unit for net proceeds of Cdn$5,929,908 (US$4,458,875). Each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.80 per share for a period of 18 months from the closing date. The issued securities are subject to a four-month hold period. The agents received a cash commission of 7% of the gross proceeds of the financing. The agents also received agent’s warrants equal to 10% of the aggregate number of units sold pursuant to the offering. Each agent’s warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.80 per common share for a period of 18 months from the date of issue. A total of 10,000,000 common shares were issued pursuant to the private placement, and 5,000,000 common shares are reserved for issuance on exercise of the warrants and 1,000,000 common shares are reserved for issuance on the exercise of the agent’s warrants.

5.	Basic and Diluted Loss Per Common Share

Basic earnings per share (EPS) is calculated by dividing loss applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. Due to the losses in the 2004 and 2003 periods, potentially dilutive securities were excluded from the calculation of diluted EPS, as they were anti-dilutive. Therefore, there was no difference in the calculation of basic and diluted EPS in the three month periods ended March 31, 2004 and 2003.

6.	Mineral Properties and Deferred Exploration Costs

At March 31, 2004, the Company, through its subsidiaries, held interests in approximately 199,875 hectares of mineral rights and mining lands in three Argentine provinces. Under its present acquisition and exploration programs, the Company is continually acquiring additional mineral property interests and exploring and evaluating our properties. If, after evaluation, a property does not meet the Company’s requirements, then the property and deferred exploration costs are written off to operations. Mineral property costs and deferred exploration costs, net of mineral property option proceeds, are as follows:

2004 COSTS BY PROPERTY

Description	San Juan Cateos	Santa Cruz Cateos	Chubut Cateos	General Exploration	Total
Balance, beginning of period	$378,807	$393,886	$142,606	$—	$915,299
Assays and analytical	7,691	—	—	—	7,691
Construction and trenching	—	170	—	—	170
Consulting fees	5,374	14,494	3,148	676	23,692
Drilling	242,798	—	—	—	242,798
Equipment Rental	132,688	—	—	—	132,688
Geology	137,432	63,438	336	5,052	206,258
Legal	—	220	—	—	220
Maintenance	—	8,887	—	—	8,887
Materials and supplies	15,304	5,493	29	381	21,207
Project overhead	556	4,163	88	1,607	6,414
Property and mineral rights	—	28,890	—	—	28,890
Telephone	2	2,183	3	402	2,590
Travel	5,333	15,047	27	9,596	30,003
Wages and benefits	10,240	10,240	—	13,654	34,134
Overhead allocation	14,260	17,085	23	(31,368)	—

Carrying value, end of period	$950,485	$564,196	$146,260	$—	$1,660,941

The San Juan Province project is comprised of six properties totaling 37,568 hectares (“ha”) in southwestern San Juan province. Property canon fees for the properties in 2004 are estimated at $10,000. Expenditures in the first quarter of 2004 largely relate to ongoing land maintenance and exploration work at the Los Azules project initiated in December 2003. We are testing at Los Azules, a large porphyry copper mineralized system in San Juan province, Argentina.

In Santa Cruz, the Company controls 17 cateos and 30 manifestations of discovery totaling 80,398 ha. Land holding costs for 2004 are estimated at $15,000. The first quarter of 2004 expenditures on the Santa Cruz properties reflect the continuation of a regional reconnaissance program.

The Company currently controls 12 cateos and 19 manifestations of discovery, totaling 41,460 ha, in Chubut province. Expenditures in the first quarter of 2004 relate to an ongoing reconnaissance exploration program on lands acquired in 2002.

Wages and benefits were approximately $34,134 during the first quarter of 2004 compared to approximately $34,000 during the first quarter 2003. During 2004 and 2003 wage and benefit expense was for the benefit of all properties and was prorated to each project.

7.	Investment

During 2004, the Company received a $200,000 payment on the option agreement entered into with the majority shareholder of the Argentine Corporation formed to develop the San José project. The amounts received have been reflected in these financial statements as a reduction or recovery of the Company’s investment.

There are plans to spend in excess of $5 million for exploration over the next 12 months on the San José project that is owned by Minera Santa Cruz S.A. (“MSC”), an Argentine corporation owned by Minera Andes Inc. (49%) and Mauricio Hoschschild & Cia. Ltda. (“MHC”) (51%). Our obligation will be 49% of the exploration costs related to the San José project, to maintain our interest in MSC.

We expect that the San José project will reach a production decision in 2004.

8.	Stock Options

a. A summary of the status of the Company’s stock option plan as of March 31, 2004 is:

	Options	Weighted Ave. Exercise Price (Cdn)
Outstanding and exercisable at beginning of period	4,408,500	$0.44
Granted	100,000	$0.50
Exercised	(70,000)	$0.45
Outstanding at March 31, 2004	4,438,500	$0.47

The range of exercise prices is from Cdn$0.16 to Cdn$0.59 with a weighted average remaining contractual life of 3.9 years at March 31, 2004.

At March 31, 2004, there were options held by directors, officers, employees and consultants of the Company for the purchase of common shares as follows:

Number of Shares	Exercise Price	Expiry Date
1,001,000	Cdn$0.55	June 3, 2004
29,000	Cdn$0.59	June 3, 2004
358,500	Cdn$0.16	August 28, 2005
800,000	Cdn$0.40	June 27, 2007
25,000	Cdn$0.36	August 27, 2008
1,500,000	Cdn$0.59	December 5, 2008
100,000	Cdn$0.50	March 29, 2009
625,000	Cdn$0.31	March 21, 2013

4,438,500

b.	Prior to January 1, 2004, Canadian generally accepted accounting principles required disclosure of compensation expense for the stock option plan as if the value of all options granted had been determined based on the fair market value-based method. The Company’s net loss for the prior period and net loss per common share would have been increased to the pro forma amounts below had the market value based method, adopted during 2004, been followed:

Three Months Ended March 31, 2003
Loss applicable to common shareholders:
As reported	$211,213
Stock-based employee compensation expense included in reported loss	—
Stock-based employee compensation expense determined under fair value based method for all awards	112,362

Pro forma	$323,575

Loss applicable to common shareholders per share:
As reported	$(0.006)
Pro forma net loss	$(0.008)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for employee and non-employee option grants:

	2004	2003
Dividend yield (%)	—	—
Expected volatility (%)	93	110
Risk-free interest rates (%)	2.90	3.97
Expected lives (years)	5.0	10.0

In connection with the granting of certain non-employee stock options, the Company has recorded $30,866, and $26,025 of stock option compensation during the three months ended March 31, 2004 and 2003, respectively.

9.	Subsequent Event

In April 2004, the Company issued 10,000 shares for the exercise of stock options; 190,500 shares for the exercise of warrants and 162,875 common shares for the exercise of broker warrants (from a November 2003 financing), with gross proceeds to the Company of Cdn$153,856 (US$115,803).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

The information in this report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“1934 Act”), and is subject to the safe harbor created by those sections. Factors that could cause results to differ materially from those projected include, but are not limited to, results of current exploration activities, the market price of precious and base metals, the availability of joint venture partners or sources of financing, and other risk factors detailed in the Company’s Securities and Exchange Commission filings.

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

The principal business of Minera Andes is the exploration and development of mineral properties, located primarily in the Republic of Argentina, consisting of mineral rights and applications for mineral rights, covering approximately 199,875 hectares in three provinces in Argentina. We carry out our business by acquiring, exploring and evaluating mineral properties through our ongoing exploration program. Following exploration, we either seek to enter joint ventures to further develop these properties or dispose of them if the properties do not meet our requirements. Our properties are all early stage exploration properties and no proven or probable reserves have been identified.

Through our subsidiaries and joint ventures we own a 49% equity interest in MSC, which owns the San José gold/silver property in Southern Argentina, and a 100% interest in over 10 mineral properties in Argentina. San José is currently in advanced exploration and underground development and a production decision is expected in the second half of 2004. A significant exploration and development program is underway at the San José project. This program covers a 17-month period to November of 2004 and will consist of a comprehensive program that includes underground exploration/development, environmental studies, metallurgical studies, and construction.

In addition, drilling in the first quarter of 2004 has resulted in the discovery of a large, enriched (chalcocite) copper zone at our wholly-owned Los Azules property. The overall target area is approximately 1500 meters by 2000 meters. Core drilling returned up to 0.8% copper over 36 meters and 120 meters of 0.54% copper within an area defined by geology and geophysical surveys. This new zone has been confirmed by four drill holes showing enriched copper over an area 1000 meters by 500 meters.

Plan of Operations

The Company has working capital of approximately $6 million, sufficient, together with funds from the joint venture on the San José property, as estimated by management, to cover our budgeted expenditures for mineral property and exploration activities on its properties in Argentina, and general and administrative expenses through at least the end of 2004, however our cash needs may change for the San José project, as new exploration may cause the budget to increase or decrease depending on its success.

We have budgeted and plan to spend approximately $2.5 million on our mineral property and exploration activities and general and administrative expenses through 2004. Work is being conducted on several properties including an ongoing reconnaissance program designed to make new acquisitions. Additionally, there are plans to spend in excess of $5 million for exploration over the next 12 months on the San José project that is owned by Minera Santa Cruz S.A. (“MSC”), an

Argentine corporation owned by Minera Andes Inc. (49%) and Mauricio Hoschschild & Cia. Ltda. (“MHC”) (51%). Our obligation will be 49% of the exploration costs related to the San José project, to maintain our interest in MSC.

In the fourth quarter of 2003, the Company notified MHC of its intent to subscribe for additional equity in MSC, so as to maintain a 49% interest. We made a payment to MSC for $1.7 million that is estimated to fund our 49% interest in the San José project through MSC until some time in the second quarter 2004.

In the first quarter of 2004, we issued 10,000,000 units through a private placement at a price of Cdn$0.65 per unit for gross proceeds of Cdn$6.5 million. Under terms of the offering, each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant will entitle the holder to purchase one additional common share at an exercise price of Cdn$0.80 per share for a period of 18 months from the closing date. The securities are subject to a four-month hold period. Our agents received a 7% commission and agents’ warrants equal to 10% of the aggregate number of units issued pursuant to the offering. Each agent’s warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.80 per common share for a period of 18 months from the date of issue.

We intend to use the proceeds from the offering to fund our investment in MSC and for general corporate purposes.

We expect that the San José project will reach a production decision in 2004, but will require additional cash for the development of the project described above. It is anticipated that exploration on other projects and acquisition of new projects will require additional cash.

Results of Operations

First quarter 2004 compared with first quarter 2003

The Company had a net loss of approximately $334,000 for the first quarter of 2004, compared to a net loss of $211,000 for the first quarter of 2003 due to increased consulting expenses, general legal expenses and a new investor relations program. Total mineral property and deferred exploration costs were approximately $746,000 during the first quarter of 2004, compared with approximately $111,000 spent in the first quarter of 2003. The increase reflects higher costs associated with expanding reconnaissance exploration programs, new property acquisitions, evaluation of existing properties, and exploration including drilling at our Los Azules project.

Administrative expenditures for the quarter ended March 31, 2004 included $144,376 in consulting fees. This increase of $31,371 over the same period last year is related to an increased investor relations program and stock compensation expense for consultants. Legal activities were $41,654 for the quarter ended March 31, 2004 compared to $16,036 in the same period last year. The increase in legal fees is due to inquiries relating to the Sarbanes-Oxley Act of 2002 and general legal matters. Travel for the quarter ended March 31, 2004 was $19,091 compared with $11,035 in the same period in 2003. The increase is due to a new investor relations program. Foreign exchange gain was $38,538 for the quarter ended March 31, 2004 compared with a gain of $27,412 in the same period in 2003, due to the effect of a weakening U.S. dollar offset by the associated impact on the value of cash equivalents invested in Canadian dollar instruments.

Liquidity and Capital Resources

Due to the nature of the mining industry, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Company has financed its activities through the sale of equity securities and joint venture arrangements. The Company expects to use similar financing techniques in the future. However, there can be no assurance that the Company will be successful with such financings. See “Plan of Operations”.

At March 31, 2004 the Company had cash and cash equivalents of approximately $6.2 million compared to approximately $974,000 at March 31, 2003. Working capital at March 31, 2004 was approximately $6 million, sufficient, together with funds from joint ventures on the San José project, as estimated by management, to cover its budgeted expenditures for mineral property and exploration activities on its properties in Argentina and general and administrative expenses through the end of 2004. The Company’s operating activities provided approximately $2,000 in the first quarter of 2004 compared with using approximately $142,000 in the first quarter of 2003. Administrative expenditures for the period included approximately $145,000 in consulting fees (an increase of $31,000 over the same period last year, directly related to the more advanced stage of the San José project and stock option compensation expense); approximately $19,000 in travel; approximately $57,000 in office overhead and approximately $9,000 in telephone expenditures. These costs are due to our increased investor relations and public relations program in the first quarter of 2004 and to the relocation of our offices at the end of 2003.

Investing and financing activities provided approximately $3.9 million, as a result of a private placement, property option proceeds and stock options proceeds received in the first quarter of 2004 compared with approximately $106,000 provided in the first quarter of 2003 from the option proceeds on the San Jose property. Cash and cash equivalents increased in the first quarter by approximately $4 million in 2004 compared with a decrease of approximately $36,000 in the same period in 2003.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of March 31, 2004, there was significant doubt that the Company would be able to continue as a going concern.

For the three months ended March 31, 2004, the Company had a loss of approximately $334,000 and an accumulated deficit of approximately $17 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Company has financed its activities through the sale of equity securities and joint venture arrangements. The Company expects to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

Although there is no assurance that the Company will be successful in these actions, management believes that they will be able to secure the necessary financing to enable it to continue as a going concern. Accordingly, these financial statements do not reflect adjustments to the carrying value of assets and liabilities, the reported revenues and expenses and balance sheet classifications used that would be necessary if the going concern assumption were not appropriate. Such adjustments could be material.

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

Recent Accounting Pronouncements

In April 2004, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 04-2, which amends Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” to the extent all mineral rights are to be considered tangible assets for accounting purposes. There has been diversity in practice related to the application of SFAS No. 141 to certain mineral rights held by mining entities that are not within the scope of SFAS No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies.” The SEC staff’s position previously was entities outside the scope of SFAS No. 19 should account for mineral rights as intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” The adoption of EITF 04-02 has no effect on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued a revision to this interpretation (FIN 46(r)). FIN 46(r) clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted FIN 46(r) in its entirety for the period ended March 31, 2004, which did not have a material effect on our consolidated financial statements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-14(c) and 15d-14(c)) under the supervision and with the participation of the Company’s management, including the Company’s President and its Chief Financial Officer. Based upon that evaluation, the Company’s President and its Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, but are not limited to, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Controls

In December 2003, we entered into an agreement with Degerstrom that cancelled an agreement that was part of the original property assets vended into Minera Andes. Terms of the Settlement Agreement are:

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

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date the Company carried out this evaluation.

PART II - OTHER INFORMATION

Item	2. Changes in Securities

During the three months ended March 31, 2004, the Company issued 70,000 shares for the exercise of stock options with gross proceeds to the Company of Cdn$31,750 (US$23,751).

Item	6. Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit Number	Identification of Exhibit

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K: None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERA ANDES INC.

Date: May 14, 2004	By:	/s/ Allen V. Ambrose
Allen V. Ambrose
President

Date: May 14, 2004	By:	/s/ Bonnie L. Kuhn
Bonnie L. Kuhn
Chief Financial Officer and Secretary