Form 10QSB
period 2004-06-30
MINERA ANDES INC /WA
filed 2004-08-13
CIK 1030219

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

                  For the quarterly period ended June 30, 2004

   |_|               TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from          to
                                              ----------  ----------

                        Commission file Number 000-22731


                                MINERA ANDES INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                 ALBERTA, CANADA
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                      NONE
                       ----------------------------------
                      (I.R.S. Employer Identification No.)

                111 E. MAGNESIUM ROAD, SUITE A, SPOKANE, WA 99208
                     --------------------------------------
                    (Address of principal executive offices)

                                 (509) 921-7322
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes |X|    No |_|

Shares outstanding as of August 13, 2004: 70,291,490 shares of common stock, with no par value

Transitional Small Business Disclosure Format (Check One):  Yes |_|    No |X|


================================================================================

                                TABLE OF CONTENTS
                                -----------------




PART I - FINANCIAL INFORMATION                                              Page

         Item 1   Consolidated Financial Statements (Unaudited)
                  Consolidated Balance Sheets.............................    3
                  Consolidated Statements of Operations and
                  Accumulated Deficit ....................................    4
                  Consolidated Statements of Mineral Properties and
                  Deferred Exploration Costs..............................    5
                  Consolidated Statements of Cash Flows...................    6
                  Notes to Consolidated Financial Statements..............    8

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........    15

         Item 3   Controls and Procedures ................................    19

PART II - OTHER INFORMATION

         Item 2   Changes in Securities ..................................    20

         Item 6   Exhibits and Reports on Form 8-K........................    20

SIGNATURES ...............................................................    21



                                     MINERA ANDES INC.
                            "An Exploration Stage Corporation"
                                CONSOLIDATED BALANCE SHEETS
                                (U.S. Dollars - Unaudited)



                                                                June 30,      December 31,
                                                                  2004            2003
                                                              ------------    ------------
                                          ASSETS

Current:
          Cash and cash equivalents                           $  5,308,459    $  2,234,342
          Receivables and prepaid expenses                         204,382         228,123
                                                              ------------    ------------
     Total current assets                                        5,512,841       2,462,465
Mineral properties and deferred exploration costs                1,891,168         915,299
Investment                                                       3,863,127       4,063,127
Capital assets, net                                                 82,272          88,238
                                                              ------------    ------------
                 Total assets                                 $ 11,349,408    $  7,529,129
                                                              ============    ============

                                        LIABILITIES

Current:
          Accounts payable and accruals                       $     80,740    $     96,640
          Due to related parties                                      --            30,531
                                                              ------------    ------------
                 Total current liabilities                          80,740         127,171
                                                              ------------    ------------

                                   SHAREHOLDERS' EQUITY

Preferred shares, no par value, unlimited number
authorized, none issued                                               --              --
Common shares, no par value, unlimited number authorized
Issued June 30, 2004 - 70,291,490 shares
Issued December 31, 2003 - 59,740,865 shares                    28,314,100      23,597,468
Contributed surplus - stock option compensation                    873,636         160,888
Accumulated deficit                                            (17,919,068)    (16,356,398)
                                                              ------------    ------------
                 Total shareholders' equity                     11,268,668       7,401,958
                                                              ------------    ------------
                 Total liabilities and shareholders' equity   $ 11,349,408    $  7,529,129
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

                                                       MINERA ANDES INC.
                                              "An Exploration Stage Corporation"
                                 CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                                   (U.S. Dollars-Unaudited)



                                                                                                                 Period from
                                                                                                                 July 1, 1994
                                                      Three Months Ended              Six Months Ended          (commencement)
                                                                                                                   through
                                                   June 30,        June 30,        June 30,        June 30,     June 30, 2004
                                                     2004            2003            2004            2003        (Cumulative)
                                                 ------------    ------------    ------------    ------------    ------------
Administration fees                              $       --      $      6,560    $       --      $     14,411    $    286,487
Audit and accounting                                   12,491           3,938          51,840          16,141         432,179
Consulting fees                                        84,821          65,337         229,197         178,342       1,667,583
Depreciation                                            8,514             439          17,371           1,131          81,521
Equipment rental                                         --              --              --              --            21,522
Foreign exchange (gain) loss                          154,688         (26,615)        116,150         (54,027)        473,382
Insurance                                              18,083           2,387          36,870           4,277         289,761
Legal                                                  41,004          76,531          82,658          92,567         977,551
Maintenance                                              --              --              --               329           3,748
Materials and supplies                                   --              --              --              --            45,512
Office overhead                                        94,928          24,007         151,833          46,885       1,727,811
Telephone                                               6,244           5,596          15,162          10,432         409,140
Transfer agent                                          2,995           1,278           4,525           2,468         112,204
Travel                                                 15,836           7,873          34,927          18,908         428,563
Wages and benefits                                     49,175          46,797          96,649          95,009       1,644,723
Write-off of deferred costs                              --              --              --              --         8,540,235
                                                 ------------    ------------    ------------    ------------    ------------
Total expenses                                        488,779         214,128         837,182         426,873      17,141,922
Gain on sale of capital assets                           --              --              --              --          (104,588)
Gain on sale of property                                 --              --              --              --          (898,241)
Interest income                                       (24,793)         (1,731)        (39,661)         (3,263)       (508,227)
                                                 ------------    ------------    ------------    ------------    ------------
Net loss for the period                               463,986         212,397         797,521         423,610      15,630,866
                                                 ------------    ------------    ------------    ------------    ------------

Accumulated deficit, beginning of the period,
as previously reported                             17,455,082      14,475,113      16,356,398      14,263,900            --

Adjustment for change in accounting for
stock-based compensation                                 --              --           678,569            --           678,569
                                                 ------------    ------------    ------------    ------------    ------------
Accumulated deficit, beginning of period,
as restated                                        17,455,082      14,475,113      17,034,967      14,263,900         678,569
Adjustment on acquisition of royalty
interest                                                 --              --              --              --           500,000
Share issue costs                                        --              --            86,580            --         1,092,418
Deficiency on acquisition of subsidiary                  --              --              --              --            17,215
                                                 ------------    ------------    ------------    ------------    ------------
Accumulated deficit, end of the period           $ 17,919,068    $ 14,687,510    $ 17,919,068    $ 14,687,510    $ 17,919,068
                                                 ============    ============    ============    ============    ============
Basic and diluted net loss per common share      $       0.01    $       0.01    $       0.01    $       0.01
                                                 ============    ============    ============    ============
Weighted average shares outstanding (basic and
diluted)                                           70,205,463      37,061,426      66,066,105      37,018,052
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



                                                                                                       Period from
                                                                                                       July 1, 1994
                                              Three Months Ended             Six Months Ended         (commencement)
                                                                                                          through
                                            June 30,       June 30,       June 30,       June 30,      June 30, 2004
                                              2004           2003           2004           2003        (Cumulative)
                                          ------------   ------------   ------------   ------------    ------------
Administration fees                       $       --     $      5,678   $       --     $     10,760    $    392,837
Assays and analytical                           41,606          2,470         49,297          5,542         994,243
Construction and trenching                        --             --              170           --           523,860
Consulting fees                                 15,778         36,849         39,470         65,670       1,102,484
Depreciation                                      --             --             --             --           170,625
Drilling                                           162           --          242,960           --         1,171,793
Equipment rental                                  --             --          132,688           --           377,612
Geology                                         85,333         28,438        291,591         49,546       3,311,499
Geophysics                                        --             --             --             --           309,902
Insurance                                         --            2,125           --            4,250         255,559
Legal                                             --             --              220           --           694,048
Maintenance                                      2,876            510         11,763            780         174,880
Materials and supplies                           7,786            600         28,993          1,120         465,177
Project overhead                                 7,695          2,402         14,109          3,709         335,264
Property and mineral rights                     12,379          3,251         41,269          3,487       1,365,106
Telephone                                        4,979          1,624          7,569          2,288          93,888
Travel                                          19,784         36,227         49,787         50,170       1,169,851
Wages and benefits                              31,849         32,488         65,983         66,369       1,246,517
                                          ------------   ------------   ------------   ------------    ------------
Costs incurred during the period               230,227        152,662        975,869        263,691      14,155,145
Deferred costs, beginning of the period      1,660,941      3,447,477        915,299      3,536,448            --
Deferred costs, acquired                          --             --             --             --           576,139
Deferred costs, contributed to MSC                --             --             --             --        (2,320,980)
Deferred costs written off                        --             --             --             --        (8,540,235)
Mineral property option proceeds                  --             --             --         (200,000)     (1,978,901)
                                          ------------   ------------   ------------   ------------    ------------
Deferred costs, end of the period         $  1,891,168   $  3,600,139   $  1,891,168   $  3,600,139    $  1,891,168
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

                                                         MINERA ANDES INC.
                                                "An Exploration Stage Corporation"
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (U.S. Dollars-Unaudited)



                                                                                                                      Period from
                                                                                                                      July 1, 1994
                                                           Three Months Ended              Six Months Ended          (commencement)
                                                      ----------------------------    ----------------------------      through
                                                        June 30,        June 30,        June 30,        June 30,     June 30, 2004
                                                          2004            2003            2004            2003        (Cumulative)
                                                      ------------    ------------    ------------    ------------    ------------
Operating Activities
      Net loss for the period                         $   (463,986)   $   (212,397)   $   (797,521)   $   (423,610)   $(15,630,866)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
               Write-off of incorporation costs               --              --              --              --               665
               Write-off of deferred expenditures             --              --              --              --         8,540,235
               Depreciation                                  8,514             439          17,371           1,131          81,521
               Stock option compensation                     3,313           2,607          34,179          28,632         195,067
               Gain on sale of capital assets                 --              --              --              --          (104,588)
               Gain on sale of mineral properties             --              --              --              --          (898,241)
               Change in:
                  Receivables and prepaid expenses           7,063        (118,365)         23,741        (102,760)       (202,396)
                  Accounts payable and accruals           (321,534)         37,561         (15,900)         47,794          27,009
                  Due to related parties                    (4,000)        (11,794)        (30,531)          5,304            --
                                                      ------------    ------------    ------------    ------------    ------------
      Cash used in operating activities                   (770,630)       (301,949)       (768,661)       (443,509)     (7,957,064)
                                                      ------------    ------------    ------------    ------------    ------------

Investing Activities
      Incorporation costs                                     --              --              --              --              (665)
      Purchase of capital assets                            (2,637)           --           (11,405)           --          (239,830)
      Proceeds from sale of property                          --              --              --              --           898,241
      Mineral properties and deferred exploration         (230,227)       (152,662)       (975,869)       (263,691)    (13,984,520)
      Acquisition of investment                               --              --              --              --        (1,742,147)
      Proceeds from sale of subsidiaries                      --              --              --              --             9,398
      Acquisition of royalty interest                         --              --              --              --          (500,000)
      Recovery of investment                                  --              --           200,000         200,000       2,178,901
                                                      ------------    ------------    ------------    ------------    ------------
      Cash used in investing activities                   (232,864)       (152,662)       (787,274)        (63,691)    (13,380,622)
                                                      ------------    ------------    ------------    ------------    ------------


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

                                                          MINERA ANDES INC.
                                                 "An Exploration Stage Corporation"
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (U.S. Dollars-Unaudited)



                                                                                                                       Period from
                                                                Three Months Ended            Six Months Ended         July 1, 1994
                                                            --------------------------    -------------------------   (commencement)
                                                                                                                         through
                                                              June 30,       June 30,       June 30,      June 30,    June 30, 2004
                                                               2004           2003           2004          2003        (Cumulative)
                                                            -----------    -----------    -----------   -----------    -----------
Financing Activities
      Shares and subscriptions issued for cash,
      less issue costs                                          147,426         48,677      4,630,052        65,711     26,646,145
                                                            -----------    -----------    -----------   -----------    -----------
      Cash provided by financing activities                     147,426         48,677      4,630,052        65,711     26,646,145
                                                            -----------    -----------    -----------   -----------    -----------
Increase (decrease) in cash and cash equivalents               (856,068)      (405,934)     3,074,117      (441,489)     5,308,459
Cash and cash equivalents, beginning of period                6,164,527        973,703      2,234,342     1,009,258           --
                                                            -----------    -----------    -----------   -----------    -----------
Cash and cash equivalents, end of period                    $ 5,308,459    $   567,769    $ 5,308,459   $   567,769    $ 5,308,459
                                                            ===========    ===========    ===========   ===========    ===========
Supplementary Disclosure of Non-Cash Investing
and Financing Activities
      Stock option compensation                             $     3,313    $     2,607    $    34,179   $    28,632    $   873,636
                                                            -----------    -----------    -----------   -----------    -----------
      Deferred costs, contributed to MSC                    $      --      $      --      $      --     $      --      $ 2,320,980
                                                            -----------    -----------    -----------   -----------    -----------
      Shares issued for acquisition of mineral properties   $      --      $      --      $      --     $      --      $   575,537
                                                            -----------    -----------    -----------   -----------    -----------
      Interest and taxes paid                               $      --      $      --      $      --     $      --      $      --
                                                            -----------    -----------    -----------   -----------    -----------


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

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (U.S. Dollars-Unaudited)


1.  Accounting Policies, Financial Condition and Liquidity

The accompanying consolidated financial statements of Minera Andes Inc. (the "Company") for the three and six month periods ended June 30, 2004 and 2003 and for the period from commencement (July 1, 1994) through June 30, 2004 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 3. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 2003 financial information has been derived from the Company's audited consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003 included in our annual report on Form 10-KSB ("the 2003 10-KSB") for the year ended December 31, 2003 on file with the Securities and Exchange Commission and with the TSX Venture Exchange. The accounting policies set forth in the audited annual consolidated financial statements are the same as the accounting policies utilized in the preparation of these consolidated financial statements, except as described in Note 2 and as modified for appropriate interim presentation.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of June 30, 2004, there was substantial doubt that the Company would be able to continue as a going concern.

For the six months ended June 30, 2004 the Company had a loss of approximately $798,000 and an accumulated deficit of approximately $18 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Company has financed its activities through the sale of equity securities and joint venture arrangements. The Company expects to use similar financing techniques in the future.

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

2.  Change in Accounting Policy

Effective January 1, 2004, the Company has adopted, on a retroactive basis without restatement, the recommendations of CICA Handbook Section 3870, "Stock-based compensation and other stock-based payments", which now requires companies to adopt the fair value based method for all stock-based awards granted on or after January 1, 2002. Previously the Company was only required to disclose the pro forma effect of stock options issued to employees and directors in the notes to the financial statements. The effect of this change in accounting policy was to increase the deficit at January 1, 2004 by $678,569 with a corresponding increase to reported contributed surplus.

3. Differences Between Canadian and United States Generally Accepted Accounting Principles

Differences between Canadian and U.S. generally accepted accounting principles ("GAAP") as they pertain to the Company relate to accounting for the acquisition of Scotia Prime Minerals, Incorporated, compensation expense associated with the release of shares from escrow, mineral properties and deferred exploration costs and stock-based compensation and are described in Note 10 to the Company's consolidated financial statements for the year ended December 31, 2003 in the 2003 10-KSB.

As discussed in Note 2, as at January 2004, the Company adopted new Canadian GAAP rules regarding the utilization of the fair value based method to account for options granted to employees. U.S. GAAP does not require the fair value based method to account for employee based options as of January 1, 2002. Since the Company has not granted any options to employees in 2004, the retroactive adoption without restatement of the new Canadian requirements has not created differences between Canadian and U.S. GAAP with respect to the Company's shareholder's equity at June 30, 2004 nor the net loss for the three and six months ended June 30, 2004. There would however have been no adjustment to retained earnings as well as contributed surplus at January 1, 2004 under U.S. GAAP as was required under Canadian GAAP.

The impact of the above on the interim consolidated financial statements is as follows:

                                                    June 30,         Dec. 31,
                                                      2004             2003
                                                  ------------     ------------
Shareholders' equity, end of period, per
Canadian GAAP                                     $ 11,268,668     $  7,401,958

Adjustment for acquisition and deferred
exploration costs                                   (1,891,168)        (915,299)
Adjustment for investment                           (3,863,127)      (4,063,127)
                                                  ------------     ------------
Shareholders' equity, end of period, per
U.S. GAAP                                         $  5,514,373     $  2,423,532
                                                  ============     ============





                                                                                        Period from
                                                                                        July 1, 1994
                                  Three Months Ended           Six Months Ended        (commencement)
                              -------------------------   --------------------------      through
                                June 30,      June 30,      June 30,       June 30,    June 30, 2004
                                 2004          2003          2004           2003        (Cumulative)
                              -----------   -----------   -----------    -----------    -----------
Net loss for the period,
per Canadian GAAP             $   463,986   $   212,397   $   797,521    $   423,610    $15,630,866
Adjustment for acquisition
of Scotia                            --            --            --             --          248,590
Adjustment for compensation
expense                              --            --            --             --        6,324,914
Adjustment for deferred
exploration costs, net            230,227       152,662       975,869        263,691      1,891,168
Adjustment for investment            --            --        (200,000)      (200,000)     3,863,127
                              -----------   -----------   -----------    -----------    -----------
Net loss for the period,
per U.S. GAAP                 $   694,213   $   365,059   $ 1,573,390    $   487,301    $27,958,665
                              ===========   ===========   ===========    ===========    ===========
Net loss per common share,
per U.S. GAAP,
basic and diluted             $      0.01   $      0.01   $      0.02    $      0.01
                              ===========   ===========   ===========    ===========


Recent U.S. Accounting Pronouncements

In April 2004, the Financial Accounting Standards Board ("FASB") ratified
Emerging Issues Task Force ("EITF") Issue No. 04-2, which amends Statement of
Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" to the extent all mineral rights are to be considered tangible assets for accounting purposes. There has been diversity in practice related to the application of SFAS No. 141 to certain mineral rights held by mining entities that are not within the scope of SFAS No. 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies." The SEC staff's position previously was entities outside the scope of SFAS No. 19 should account for mineral rights as intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets."
The adoption of EITF 04-02 has no effect on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46)
"Consolidation of Variable Interest Entities." In December 2003, the FASB issued a revision to this interpretation (FIN 46(r)). FIN 46(r) clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated
Financial Statements." FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted FIN 46(r) in its entirety for the three and six month periods ended June 30, 2004, which did not have a material effect on our consolidated financial statements.

4.  Changes to Share Capital

During the three months ended June 30, 2004, the Company issued 110,000 shares for the exercise of stock options; 190,500 shares for the exercise of warrants and 180,125 common shares for the exercise of broker warrants (from a November
13, 2003 financing), with gross proceeds to the Company of Cdn$196,294
(US$147,426).

On June 3, 2004, 1,030,000 stock options expired, without being exercised.

During the three months ended March 31, 2004, the Company issued 70,000 shares for the exercise of stock options with gross proceeds to the Company of Cdn$31,750 (US$23,751).

                                      -10-

On March 12, 2004, we sold 10,000,000 units to accredited investors at a price of Cdn$0.65 per unit for net proceeds of Cdn$5,929,908 (US$4,458,875). Each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.80 per share for a period of 18 months from the closing date. The issued securities are subject to a four-month hold period. The agents received a cash commission of 7% of the gross proceeds of the financing. The agents also received agent's warrants equal to 10% of the aggregate number of units sold pursuant to the offering. Each agent's warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.80 per common share for a period of 18 months from the date of issue. A total of 10,000,000 common shares were issued pursuant to the private placement, and 5,000,000 common shares are reserved for issuance on exercise of the warrants and 1,000,000 common shares are reserved for issuance on the exercise of the agent's warrants.

5.  Basic and Diluted Loss Per Common Share

Basic earnings per share (EPS) is calculated by dividing the loss applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. Due to the losses in the 2004 and 2003 periods, potentially dilutive securities were excluded from the calculation of diluted EPS, as they were anti-dilutive. Therefore, there was no difference in the calculation of basic and diluted EPS in the three and six month periods ended June 30, 2004 and 2003.

6.  Mineral Properties and Deferred Exploration Costs

At June 30, 2004, the Company, through its subsidiaries, held interests in approximately 199,875 hectares of mineral rights and mining lands in three Argentine provinces. Under its present acquisition and exploration programs, the Company is continually acquiring additional mineral property interests and exploring and evaluating our properties. If, after evaluation, a property does not meet the Company's requirements, then the property and deferred exploration costs are written off to operations. Mineral property costs and deferred exploration costs, net of mineral property option proceeds, are as follows:



2004 COSTS BY PROPERTY
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
                                                      Santa Cruz                        General
 Description                       San Juan Cateos      Cateos       Chubut Cateos    Exploration         Total
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Balance, beginning of period          $   378,807     $   393,886      $   142,606      $       --     $    915,299
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Assays and analytical                      30,518          18,779               --              --           49,297
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Construction and trenching                     --             170               --              --              170
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Consulting fees                            13,294          19,366            5,022           1,788           39,470
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Drilling                                  242,798              --               --             162          242,960
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Equipment Rental                          132,688              --               --              --          132,688
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Geology                                   160,134         121,198            1,774           8,485          291,591
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Legal                                          --             220               --              --              220
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Maintenance                                     3           9,243               --           2,517           11,763
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Materials and supplies                     17,776          10,642              124             451           28,993
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Project overhead                            5,129           5,863              151           2,966           14,109
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Property and mineral rights                 9,984          30,952              333              --           41,269
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Telephone                                   2,842           4,274                6             447            7,569
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Travel                                      7,069          26,499              446          15,773           49,787
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Wages and benefits                         12,240          11,128               --          42,615           65,983
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Overhead allocation                        41,628          33,323              253        (75,204)               --
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Carrying value, end of period       $   1,054,910    $    685,543     $    150,715      $       --    $   1,891,168
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------


The San Juan Province project is comprised of six properties totaling 37,568 hectares ("ha") in southwestern San Juan province. Property fees for 2004 are estimated at $10,000. Expenditures in the first half of 2004 largely relate to ongoing land maintenance and exploration work at the remote Los Azules project, a large porphyry copper mineralized system in San Juan province, Argentina.

In Santa Cruz, the Company controls 17 cateos and 30 manifestations of discovery totaling 80,398 ha. Land holding costs for 2004 are estimated at $15,000.
Expenditures in the first half of 2004 on the Santa Cruz properties reflect the continuation of a regional reconnaissance program.

The Company currently controls 12 cateos and 19 manifestations of discovery, totaling 41,460 ha, in Chubut province. Expenditures in the first half of 2004 relate to an ongoing reconnaissance exploration program on lands acquired in 2002. The Company's expenditures have been minimal in Chubut province as the Company has given priority to exploration in Santa Cruz province.

Wages and benefits were approximately $66,000 during the six months ended June
30, 2004, compared to approximately $66,000 during the same period in 2003.
During 2004 and 2003 wage and benefit expense was for the benefit of all properties and was prorated to each project.

                                      -12-

7.  Investment

During 2004, the Company received a $200,000 payment on the option agreement entered into with the majority shareholder of the Argentine Corporation formed to develop the San Jose project. The amounts received have been reflected in these financial statements as a reduction or recovery of the Company's investment.

There are plans to spend in excess of $5 million for exploration over the next 12 months on the San Jose project that is owned by Minera Santa Cruz S.A. ("MSC"), an Argentine corporation owned by Minera Andes Inc. (49%) and Mauricio Hoschschild & Cia. Ltda. ("MHC") (51%). Our obligation will be 49% of the exploration costs related to the San Jose project, to maintain our interest in MSC.

8.  Stock Options

    a. A summary of the status of the Company's stock option plan as of June 30, 2004 is:

                                                                   Weighted Ave.
                                                                     Exercise
                                                        Options     Price (Cdn)
                                                        -------     -----------

       Outstanding and exercisable, January 1, 2004    4,408,500        $0.44
       Granted                                           100,000        $0.50
       Exercised                                        (180,000)       $0.39
       Expired                                        (1,030,000)       $0.55
                                                      ----------
       Outstanding and exercisable, June 30, 2004      3,298,500        $0.45
                                                      ==========

       The range of exercise prices is from Cdn$0.16 to Cdn$0.59 with a weighted average remaining contractual life of 4.5 years at June 30, 2004.

       At June 30, 2004, there were options held by directors, officers, employees and consultants of the Company for the purchase of common shares as follows:

          Number of Shares           Exercise Price            Expiry Date
          ----------------           --------------            -----------
              348,500                   Cdn$0.16               August 28, 2005
              740,000                   Cdn$0.40               June 27, 2007
               25,000                   Cdn$0.36               August 27, 2008
            1,500,000                   Cdn$0.59               December 5, 2008
              100,000                   Cdn$0.50               March 29, 2009
              585,000                   Cdn$0.31               March 21, 2013
           ----------
            3,298,500

    b. Prior to January 1, 2004, Canadian generally accepted accounting principles required disclosure of compensation expense for the stock option plan as if the value of all options granted had been determined based on the fair market value-based method. The Company's net loss for the prior period and net loss per common share would have been increased to the pro forma amounts below had the fair value based method, adopted as at January 2004, been followed:



                                                                           Three
                                                                           Months          Six Months
                                                                           Ended              Ended
                                                                       June 30, 2003      June 30, 2003
                                                                       --------------------------------
       Loss applicable to common shareholders:
             As reported                                                 $ 212,937          $ 423,610
             Stock-based employee compensation expense included in
             reported loss                                                    --                 --
             Stock-based employee compensation expense determined
             under fair value based method for all awards                     --              112,362
                                                                       --------------------------------
             Pro forma                                                   $ 212,937          $ 535,972
                                                                       ================================
             As reported                                                 $    0.01          $    0.01
             Pro forma net loss                                          $    0.01          $    0.02

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for employee and non-employee option grants:

                                                                             2004              2003
                                                                       ------------        ------------
        Dividend yield (%)                                                       -                  -
        Expected volatility (%)                                                 92                110
        Risk-free interest rates (%)                                          3.23               3.97
        Expected lives (years)                                                 5.0               10.0

        In connection with the vesting of certain non-employee stock options, the Company has recorded $34,179, and $28,632 of stock option compensation during the six months ended June 30, 2004 and 2003, respectively.

9.  Warrants

    a. A summary of the status of the Company's Warrants as of June 30, 2004 is:
                                                                                                Weighted Ave.
                                                                            Warrants            Exercise Price (Cdn)
                                                                            --------            --------------------
       Purchase Warrants
       Outstanding and exercisable, January 1, 2004                        22,000,000                  $0.50

       Issued                                                              10,000,000                  $0.80

       Exercised                                                            (381,000)                  $0.50
                                                                            ---------
       Outstanding and exercisable, June 30, 2004                          31,619,000                  $0.59
                                                                           ----------

       Broker Warrants
       Outstanding and exercisable, January 1, 2004                         2,200,000                  $0.35

       Issued                                                               1,000,000                  $0.80

       Exercised                                                            (180,125)                  $0.35
                                                                            ---------
       Outstanding and exercisable, June 30, 2004                           3,019,875                  $0.50
                                                                            ---------

       Total Warrants                                                      34,638,875                  $0.59
                                                                           ==========

                                                     -14-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements
-----------------------------------------
The information in this report includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("1934 Act"), and is subject to the safe harbor created by those sections. Factors that could cause results to differ materially from those projected include, but are not limited to, results of current exploration activities, the market price of precious and base metals, the availability of joint venture partners or sources of financing, and other risk factors detailed in the Company's Securities and Exchange Commission filings.

Overview
--------
Minera Andes was incorporated in Alberta in July 1994 and went public in November 1995 through an amalgamation with Scotia Prime Minerals, Incorporated, also an Alberta Corporation. We are a reporting issuer in Alberta, British Columbia, Ontario and Nova Scotia and trade our common shares on the TSX Venture Exchange under the symbol MAI. We are also a Form 10-KSB filer in the U.S. and trade on the NASD OTCBB under the symbol MNEAF.

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

Through our subsidiaries and joint ventures we own a 49% equity interest in MSC, which owns the San Jose gold/silver property in Southern Argentina, and a 100% interest in over 10 mineral properties in Argentina. San Jose is currently in advanced exploration and underground development and a production decision is expected in early 2005. A significant exploration and development program is underway at the San Jose project. This program covers a 17-month period to November of 2004 and will consist of a comprehensive program that includes underground exploration/development, environmental studies, metallurgical studies, and construction.

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

During the second quarter of 2004 a feasibility study was commissioned by MSC at the San Jose project and multi ounce silver values were identified at the Company's wholly owned Cerro Mojon and El Trumai properties in Santa Cruz province, Argentina.

Plan of Operations
------------------
The Company has working capital of approximately $5.4 million, sufficient, together with funds from the joint venture on the San Jose property, as estimated by management, to cover our budgeted expenditures for mineral property and exploration activities on its properties in Argentina, and general and administrative expenses through at least the end of 2004, however our cash needs may change for the San Jose project, as new exploration may cause the budget to increase or decrease depending on its success.

We have budgeted and plan to spend approximately $2.5 million on our mineral property and exploration activities and general and administrative expenses through 2004. Work is being conducted on several properties including an ongoing reconnaissance program designed to make new acquisitions. Additionally, there are plans to spend in excess of $5 million for exploration over the next 12 months on the San Jose project that is owned by Minera Santa Cruz S.A. ("MSC"), an Argentine corporation owned by Minera Andes Inc. (49%) and Mauricio Hoschschild & Cia. Ltda. ("MHC") (51%). Our obligation will be 49% of the exploration costs related to the San Jose project, to maintain our interest in MSC.

In the fourth quarter of 2003, the Company notified MHC of its intent to subscribe for additional equity in MSC, so as to maintain a 49% interest. We made a payment to MSC for $1.7 million that is estimated to fund our 49% interest in the San Jose project through MSC until early in the third quarter 2004.

In the first quarter of 2004, we issued 10,000,000 units through a private placement at a price of Cdn$0.65 per unit for gross proceeds of Cdn$6.5 million. Under terms of the offering, each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant will entitle the holder to purchase one additional common share at an exercise price of Cdn$0.80 per share for a period of 18 months from the closing date. The securities are subject to a four-month hold period. Our agents received a 7% commission and agents' warrants equal to 10% of the aggregate number of units issued pursuant to the offering. Each agent's warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.80 per common share for a period of 18 months from the date of issue.

We intend to use the proceeds from the offering to fund our investment in MSC and for general corporate purposes.

In the second quarter of 2004, we announced the commissioning of a feasibility study by MSC on the Huevos Verdes vein at the San Jose project. The purpose of the study, to be completed in early 2005, is to establish a basis for project financing, and regulatory and permitting approvals. The study will also serve a foundation for detailed engineering, including mine design and ore reserve development.

We expect that the San Jose project will reach a production decision in early 2005, and additional cash will be required for the development of the project described above. It is anticipated that exploration on other projects and acquisition of new projects will require additional cash.

Results of Operations
---------------------

Second quarter 2004 compared with second quarter 2003
The Company had a net loss of approximately $464,000 for the second quarter of 2004, compared to a net loss of approximately $212,000 for the second quarter of 2003, due to a foreign exchange loss and increased office overhead expenditures relating to printing and mailing costs of materials relating to our Annual General Meeting and our increased public and investor relations program in 2004.

Six months ended June 30, 2004 compared with six months ended June 30, 2003 The Company had a net loss of approximately $798,000 for the six months ended June 30, 2004, compared with a net loss of approximately $424,000 for the comparable period in 2003, due to a foreign exchange loss and increased office overhead expenditures relating to printing and mailing costs of materials relating to our Annual General Meeting and our increased public and investor relations program in 2004.

Administrative expenditures for the six months ended June 30, 2004 included approximately $229,000 in consulting fees. This increase of $51,000 over the same period last year is related to an increased investor relations program and stock compensation expense for consultants. Legal activities were $82,658 for the six months ended June 30, 2004 compared to $92,567 in the same period last year. The six months ending in June 30, 2003 had higher legal costs due to the review of a potential merger that year. Travel for the six months ended June 30, 2004 was $34,927 compared with $18,908 in the same period in 2003. The increase is due to a new public and investor relations program. Foreign exchange loss was $116,150 for the six months ended June 30, 2004 compared with a gain of $54,027 in the same period in 2003, due to the effect of a strengthening U.S. dollar offset by the associated impact on the value of cash equivalents invested in Canadian dollar instruments.

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

At June 30, 2004 the Company had cash and cash equivalents of approximately $5,308,000 compared to approximately $2,234,000 at December 31, 2003. Working capital at June 30, 2004 was approximately $5.4 million, sufficient, together with funds from joint ventures on the San Jose project, as estimated by management, to cover its budgeted expenditures for mineral property and exploration activities on its properties in Argentina and general and administrative expenses through the end of 2004. Cash and cash equivalents decreased in the second quarter by approximately $856,000 in 2004 compared with a decrease of approximately $406,000 in the same period in 2003. The Company's operating activities used approximately $771,000 in the second quarter of 2004 compared with using approximately $302,000 in the second quarter of 2003, due to an increase in net loss for the period. Administrative expenditures for the period included approximately $85,000 in consulting fees (an increase of $20,000 over the same period last year, directly related to the more advanced stage of the San Jose project, a new investor relations program and stock option compensation expense); approximately $16,000 in travel; approximately $95,000 in office overhead and approximately $6,000 in telephone expenditures. These costs are due to printing and mailing costs of materials relating to our Annual General Meeting and our increased public and investor relations program in 2004.

Investing and financing activities used approximately $85,000 in the second quarter of 2004 compared with approximately $104,000 used in the second quarter of 2003, due to more expenditures on properties, offset by more stock issuances for cash proceeds. Total mineral property and deferred exploration costs, which are capitalized for Canadian GAAP purposes, were approximately $230,000 during the second quarter of 2004, compared with approximately $153,000 spent in the second quarter of 2003. Total mineral property and deferred exploration costs for the six months ended June 30, 2004 were approximately $976,000 in 2004 and $264,000 in the same period of 2003 (before mineral property option proceeds). The increase reflects higher costs associated with expanding reconnaissance exploration programs, new property acquisitions, evaluation of existing properties, and exploration including drilling, sample preparation and analysis at our Los Azules project.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of June 30, 2004, there was significant doubt that the Company would be able to continue as a going concern.

For the six months ended June 30, 2004, the Company had a loss of approximately $798,000 and an accumulated deficit of approximately $18 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Company has financed its activities through the sale of equity securities and joint venture arrangements. The Company expects to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

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

Critical Accounting Policies
----------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. The most significant accounting policies that are most important to the portrayal of our current financial condition and results of operations relates to mineralization and deferred development costs. Other accounting policies are disclosed in Note 1 of Notes to Consolidated Financial Statements.

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

Effective January 1, 2004, the Company has adopted, on a retroactive basis without restatement, the recommendations of CICA Handbook Section 3870, "Stock-based compensation and other stock-based payments", which now requires companies to adopt the fair value based method for all stock-based awards granted on or after January 1, 2002. Previously the Company was only required to disclose the pro forma effect of stock options issued to employees and directors in the notes to the financial statements. The effect of this change in accounting policy was to increase the deficit at January 1, 2004 by $678,569 with a corresponding increase to reported contributed surplus.

Recent Accounting Pronouncements
--------------------------------
In April 2004, the Financial Accounting Standards Board ("FASB") ratified Emerging Issues Task Force ("EITF") Issue No. 04-2, which amends Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" to the extent all mineral rights are to be considered tangible assets for accounting purposes. There has been diversity in practice related to the application of SFAS No. 141 to certain mineral rights held by mining entities that are not within the scope of SFAS No. 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies." The SEC staff's position previously was entities outside the scope of SFAS No. 19 should account for mineral rights as intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." The adoption of EITF 04-02 has no effect on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities." In December 2003, the FASB issued a revision to this interpretation (FIN 46(r)). FIN 46(r) clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted FIN 46(r) in its entirety for the period ended June 30, 2004, which did not have a material effect on our consolidated financial statements.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-14(c) and 15d-14(c)) under the supervision and with the participation of the Company's management, including the Company's President and its Chief Financial Officer. Based upon that evaluation, the Company's President and its Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, but are not limited to, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Controls
----------------------------
In December 2003, we entered into an agreement with Degerstrom that cancelled an agreement that was part of the original property assets vended into Minera Andes. Terms of the Settlement Agreement are:

     o The Operating Agreement was cancelled whereby management, accounting, office and technical services were provided to us;

     o A share bonus payable when a property reached a bankable feasibility was cancelled;

     o A potential underlying royalty on the San Jose project was also purchased.

As a result of these changes, we have moved our offices to a new location, set up our own internal accounting system, and set up a new U.S. corporation to employ certain personnel directly.

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures during the three-month period ended June 30, 2004.

     PART II - OTHER INFORMATION
     ---------------------------

     Item 2.   Changes in Securities

     During the six months ended June 30, 2004, the Company issued 10,000,000 shares through a private placement, 180,000 shares for the exercise of stock options, 370,625 shares for the exercise of warrants (from a November 13, 2003 private placement), with net proceeds to the Company of Cdn$6,157,952 (US$4,630,052).

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





                                            MINERA ANDES INC.


  Date: August 13, 2004                     By:  /s/  Allen V. Ambrose
        ---------------                        ------------------------------
                                                      Allen V. Ambrose
                                                      President


  Date: August 13, 2004                     By:  /s/  Bonnie L. Kuhn
        ---------------                        ------------------------------
                                                      Bonnie L. Kuhn
                                                      Chief Financial Officer
                                                      and Secretary