Form 10QSB
period 2004-09-30
MINERA ANDES INC /WA
filed 2004-11-12
CIK 1030219

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

                For the quarterly period ended September 30, 2004

   |_|             TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from             to
                                           ------------    ------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Shares outstanding as of November 12, 2004: 71,139,060 shares of common stock, with no par value

Transitional Small Business Disclosure Format (Check One):  Yes |_|    No |X|


================================================================================

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                              Page

     Item 1   Consolidated Financial Statements (Unaudited)
              Consolidated Balance Sheets ................................     3
              Consolidated Statements of Operations and
              Accumulated Deficit ........................................     4
              Consolidated Statements of Mineral Properties and
              Deferred Exploration Costs .................................     5
              Consolidated Statements of Cash Flows ......................     6
              Notes to Consolidated Financial Statements .................     8

     Item 2   Management's Discussion and Analysis of
              Financial Condition and Results of Operations ..............    17

     Item 3   Controls and Procedures ....................................    21

PART II - OTHER INFORMATION

     Item 2   Changes in Securities ......................................    22

     Item 6   Exhibits and Reports on Form 8-K ...........................    22

SIGNATURES ...............................................................    23



                                     MINERA ANDES INC.
                            "An Exploration Stage Corporation"
                                CONSOLIDATED BALANCE SHEETS
                                (U.S. Dollars - Unaudited)



                                                             September 30,    December 31,
                                                                  2004            2003
                                                              ------------    ------------
                                     ASSETS
Current:
          Cash and cash equivalents                           $  3,407,281    $  2,234,342
          Receivables and prepaid expenses                          49,588         228,123
                                                              ------------    ------------
     Total current assets                                        3,456,869       2,462,465
Mineral properties and deferred exploration costs                2,052,853         915,299
Investment                                                       5,584,696       4,063,127
Equipment, net                                                     104,847          88,238
                                                              ------------    ------------
                 Total assets                                 $ 11,199,265    $  7,529,129
                                                              ============    ============

                                   LIABILITIES
Current:
          Accounts payable and accruals                       $     46,843    $     96,640
          Due to related parties                                      --            30,531
                                                              ------------    ------------
                 Total current liabilities                          46,843         127,171
                                                              ------------    ------------

                              SHAREHOLDERS' EQUITY
Preferred shares, no par value, unlimited number
authorized, none issued                                               --              --
Common shares, no par value, unlimited number authorized
Issued September 30, 2004 - 70,442,990 shares
Issued December 31, 2003 - 59,740,865 shares                    28,354,367      23,597,468
Contributed surplus - stock option compensation                  1,287,143         160,888
Accumulated deficit                                            (18,489,088)    (16,356,398)
                                                              ------------    ------------
                 Total shareholders' equity                     11,152,422       7,401,958
                                                              ------------    ------------
                 Total liabilities and shareholders' equity   $ 11,199,265    $  7,529,129
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

                                                       MINERA ANDES INC.
                                              "An Exploration Stage Corporation"
                                 CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                                   (U.S. Dollars-Unaudited)



                                                                                                                Period from
                                                                                                                July 1, 1994
                                                      Three Months Ended              Nine Months Ended        (commencement)
                                                ----------------------------    ----------------------------       through
                                                September 30,   September 30,   September 30,    September 30,  September 30,
                                                    2004            2003            2004            2003       2004(Cumulative)
                                                ------------    ------------    ------------    ------------    ------------
Administration fees                             $       --      $      7,358    $       --      $     21,769    $    286,487
Audit and accounting                                  13,017           2,500          64,857          18,641         445,196
Consulting fees                                      202,730          54,508         431,927         232,850       1,870,313
Depreciation                                          10,816             367          28,187           1,498          92,337
Equipment rental                                        --              --              --              --            21,522
Foreign exchange (gain) loss                        (241,049)          2,929        (124,899)        (51,098)        232,333
Insurance                                             18,419           2,364          55,289           6,641         308,180
Legal                                                 35,780          77,416         118,438         169,983       1,013,331
Maintenance                                             --              --              --               329           3,748
Materials and supplies                                   361            --               361            --            45,873
Office overhead                                      170,808          39,848         322,641          86,733       1,898,619
Telephone                                              8,871           9,652          24,033          20,084         418,011
Transfer agent                                         1,602           2,160           6,127           4,628         113,806
Travel                                                14,354          16,621          49,281          35,529         442,917
Wages and benefits                                   359,967          46,686         456,616         141,695       2,004,690
Write-off of deferred costs                             --              --              --              --         8,540,235
                                                ------------    ------------    ------------    ------------    ------------
Total expenses                                       595,676         262,409       1,432,858         689,282      17,737,598
Gain on sale of equipment                             (4,614)           --            (4,614)           --          (109,202)
Gain on sale of property                                --              --              --              --          (898,241)
Interest income                                      (21,042)           (131)        (60,703)         (3,394)       (529,269)
                                                ------------    ------------    ------------    ------------    ------------
Net loss for the period                              570,020         262,278       1,367,541         685,888      16,200,886
                                                ------------    ------------    ------------    ------------    ------------
Accumulated deficit, beginning of the period,
as previously reported                            17,919,068      14,687,510      16,356,398      14,263,900            --
Adjustment for change in accounting for
 stock-based compensation                               --              --           678,569            --           678,569
                                                ------------    ------------    ------------    ------------    ------------
Accumulated deficit, beginning of period,
  as restated                                     17,919,068      14,687,510      17,034,967      14,263,900         678,569
Adjustment on acquisition of royalty interest           --              --              --              --           500,000
Share issue costs                                       --              --            86,580            --         1,092,418
Deficiency on acquisition of subsidiary                 --              --              --              --            17,215
                                                ------------    ------------    ------------    ------------    ------------
Accumulated deficit, end of the period          $ 18,489,088    $ 14,949,788    $ 18,489,088    $ 14,949,788    $ 18,489,088
                                                ============    ============    ============    ============    ============
Basic and diluted net loss per common share     $       0.01    $       0.01    $       0.02    $       0.02
                                                ============    ============    ============    ============
Weighted average shares outstanding
  (basic and diluted)                             70,333,061      37,469,614      67,475,720      37,170,044
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



                                                                                                         Period from
                                                                                                         July 1, 1994
                                               Three Months Ended               Nine Months Ended       (commencement)
                                          ---------------------------    ---------------------------       through
                                          September 30,  September 30,   September 30,  September 30,   September 30,
                                              2004           2003            2004           2003      2004 (Cumulative)
                                          ------------   ------------    ------------   ------------    ------------
Administration fees                       $       --     $      4,873    $       --     $     15,633    $    392,837
Assays and analytical                           44,256           --            93,553          5,542       1,038,499
Construction and trenching                        --             --               170           --           523,860
Consulting fees                                 13,977         21,574          53,447         87,244       1,116,461
Depreciation                                      --             --              --             --           170,625
Drilling                                         1,383           --           244,343           --         1,173,176
Equipment rental                                  --             --           132,688           --           377,612
Geology                                         43,581          2,500         335,172         52,046       3,355,080
Geophysics                                        --             --              --             --           309,902
Insurance                                         --            2,125            --            6,375         255,559
Legal                                             --             --               220           --           694,048
Maintenance                                      4,231            156          15,994            936         179,111
Materials and supplies                           2,648            354          31,641          1,474         467,825
Project overhead                                 1,488            882          15,597          4,591         336,752
Property and mineral rights                     13,208             36          54,477          3,523       1,378,314
Telephone                                        2,211            873           9,780          3,161          96,099
Travel                                          10,925          9,072          60,712         59,242       1,180,776
Wages and benefits                              23,777         32,486          89,760         98,855       1,270,294
                                          ------------   ------------    ------------   ------------    ------------
Costs incurred during the period               161,685         74,931       1,137,554        338,622      14,316,830
Deferred costs, beginning of the period      1,891,168      3,600,139         915,299      3,536,448            --
Deferred costs, acquired                          --             --              --             --           576,139
Deferred costs, contributed to MSC                --             --              --             --        (2,320,980)
Deferred costs written off                        --             --              --             --        (8,540,235)
Mineral property option proceeds                  --         (200,000)           --         (400,000)     (1,978,901)
                                          ------------   ------------    ------------   ------------    ------------
Deferred costs, end of the period         $  2,052,853   $  3,475,070    $  2,052,853   $  3,475,070    $  2,052,853
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

                                                     MINERA ANDES INC.
                                            "An Exploration Stage Corporation"
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (U.S. Dollars-Unaudited)



                                                                                                            Period from
                                                                                                            July 1, 1994
                                                 Three Months Ended              Nine Months Ended         (commencement)
                                            ----------------------------    ----------------------------       through
                                            September 30,   September 30,   September 30,   September 30,   September 30,
                                                2004            2003            2004            2003      2004(Cumulative)
                                            ------------    ------------    ------------    ------------    ------------
Operating Activities
  Net loss for the period                   $   (570,020)   $   (262,278)   $ (1,367,541)   $   (685,888)   $(16,200,886)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Write-off of incorporation costs              --              --              --              --               665
      Write-off of deferred expenditures            --              --              --              --         8,540,235
      Depreciation                                10,816             367          28,187           1,498          92,337
      Stock option compensation                  413,507           6,984         447,686          35,616         608,574
      Gain on sale of equipment                   (4,614)           --            (4,614)           --          (109,202)
      Gain on sale of mineral properties            --              --              --              --          (898,241)
      Change in:
         Receivables and prepaid expenses        154,794           7,536         178,535         (95,224)        (47,602)
         Accounts payable and accruals           (33,897)        (10,881)        (49,797)         36,913          27,642
         Due to related parties                     --                37         (30,531)          5,341            --
                                            ------------    ------------    ------------    ------------    ------------
  Cash used in operating activities              (29,414)       (258,235)       (798,075)       (701,744)     (7,986,478)
                                            ------------    ------------    ------------    ------------    ------------

Investing Activities
  Incorporation costs                               --              --              --              --              (665)
  Purchase of equipment                          (35,277)         (1,053)        (46,682)         (1,053)       (275,107)
  Proceeds from sale of equipment                  6,500            --             6,500            --           904,741
  Mineral properties and deferred
   exploration                                  (161,685)        (74,931)     (1,137,554)       (338,622)    (14,146,205)
  Acquisition of investment                   (1,921,569)           --        (1,921,569)           --        (3,663,716)
  Proceeds from sale of subsidiaries                --              --              --              --             9,398
  Acquisition of royalty interest                   --              --              --              --          (500,000)
  Recovery of investment                         200,000         200,000         400,000         400,000       2,378,901
                                            ------------    ------------    ------------    ------------    ------------
  Cash provided by (used in) investing
   activities                                 (1,912,031)        124,016      (2,699,305)         60,325     (15,292,653)
                                            ------------    ------------    ------------    ------------    ------------

                                                        MINERA ANDES INC.
                                               "An Exploration Stage Corporation"
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (U.S. Dollars-Unaudited)



                                                                                                                 Period from
                                                                                                                 July 1, 1994
                                                            Three Months Ended           Nine Months Ended      (commencement)
                                                       --------------------------    -------------------------      through
                                                      September 30,  September 30,  September 30, September 30,  September 30,
                                                          2004           2003           2004          2003      2004(Cumulative)
                                                       -----------    -----------    -----------   -----------    -----------
Financing Activities
      Shares and subscriptions issued for cash, less
      issue costs                                           40,267          2,900      4,670,319        68,611     26,686,412
                                                       -----------    -----------    -----------   -----------    -----------
      Cash provided by financing activities                 40,267          2,900      4,670,319        68,611     26,686,412
                                                       -----------    -----------    -----------   -----------    -----------
Increase (decrease) in cash and cash equivalents        (1,901,178)      (131,319)     1,172,939      (572,808)     3,407,281
Cash and cash equivalents, beginning of period           5,308,459        567,769      2,234,342     1,009,258           --
                                                       -----------    -----------    -----------   -----------    -----------
Cash and cash equivalents, end of period               $ 3,407,281    $   436,450    $ 3,407,281   $   436,450    $ 3,407,281
                                                       ===========    ===========    ===========   ===========    ===========
and Financing Activities
      Stock option compensation                        $   413,507    $     6,984    $   447,686   $    35,616    $ 1,287,143
                                                       -----------    -----------    -----------   -----------    -----------
      Deferred costs, contributed to MSC               $      --      $      --      $      --     $      --      $ 2,320,980
                                                       -----------    -----------    -----------   -----------    -----------
      Shares issued for acquisition of mineral
       properties                                      $      --      $      --      $      --     $      --      $   575,537
                                                       -----------    -----------    -----------   -----------    -----------
      Interest and taxes paid                          $      --      $      --      $      --     $      --      $      --
                                                       -----------    -----------    -----------   -----------    -----------


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

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (U.S. Dollars-Unaudited)


1.  Accounting Policies, Financial Condition and Liquidity

The accompanying consolidated financial statements of Minera Andes Inc. (the "Company") for the three and nine months periods ended September 30, 2004 and 2003 and for the cumulative period from commencement (July 1, 1994) through September 30, 2004 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 3. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 2003 financial information has been derived from the Company's audited consolidated financial statements.

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

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of September 30, 2004, there was substantial doubt that the Company would be able to continue as a going concern.

For the nine months ended September 30, 2004 the Company had a loss of approximately $1,368,000 and an accumulated deficit of approximately $18 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Company has financed its activities through the sale of equity securities and joint venture arrangements. The Company expects to use similar financing techniques in the future.

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

As discussed in Note 2, as at January 2004, the Company adopted new Canadian GAAP rules regarding the utilization of the fair value based method to account for options granted to employees. U.S. GAAP does not require the fair value based method to account for employee based options as of January 1, 2002. Since the Company has granted options to employees in 2004, the retroactive adoption without restatement of the new Canadian requirements has created differences between Canadian and U.S. GAAP with respect to the Company's shareholder's equity at September 30, 2004 nor the net loss for the three and nine months ended September 30, 2004. There would however have been no adjustment to retained earnings as well as contributed surplus at January 1, 2004 under U.S. GAAP as was required under Canadian GAAP.

The impact of the above on the interim consolidated financial statements is as follows:

                                                    Sept. 30,        Dec. 31,
                                                      2004             2003
                                                  ------------     ------------
Shareholders' equity, end of period, per
 Canadian GAAP                                    $ 11,152,422     $  7,401,958

Adjustment for acquisition and deferred
exploration costs                                   (2,052,853)        (915,299)

Adjustment for change in accounting policy
 (Note 2)                                             (302,614)            --
Adjustment for investment                           (5,584,696)      (4,063,127)
                                                  ------------     ------------
Shareholders' equity, end of period, per
U.S. GAAP                                         $  3,212,259     $  2,423,532
                                                  ============     ============



                                                                                          Period from
                                                                                          July 1, 1994
                                  Three Months Ended            Nine Months Ended        (commencement)
                              --------------------------    --------------------------      Through
                               Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                                 2004           2003           2004           2003      2004(Cumulative)
                              -----------    -----------    -----------    -----------    -----------
Net loss for the period,
per Canadian GAAP             $   570,020    $   262,278    $ 1,367,541    $   685,888    $16,200,886
Adjustment for acquisition
of Scotia                            --             --             --             --          248,590
Adjustment for compensation
expense                          (302,614)          --         (302,614)          --        6,022,300
Adjustment for deferred
exploration costs, net            161,685       (125,069)     1,137,554        (61,378)     2,052,853
Adjustment for investment       1,721,569           --        1,521,569           --        5,584,696
                              -----------    -----------    -----------    -----------    -----------
Net loss for the period,
per U.S. GAAP                 $ 2,150,660    $   137,209    $ 3,724,050    $   624,510     30,109,325
                              ===========    ===========    ===========    ===========    ===========
Net loss per common share,
per U.S. GAAP,
basic and diluted             $      0.03    $      0.00    $      0.05    $      0.02
                              ===========    ===========    ===========    ===========

The Company continues to account for stock-based compensation awarded to employees using the intrinsic method. Consequently, related pro-forma information as described in SFAS No. 123 has been disclosed, as follows:

                                       Three Months Ended        Nine Months Ended
                                     -----------------------   -----------------------
                                      Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                        2004         2003         2004         2003
                                     ----------   ----------   ----------   ----------
Net loss for the period under US
GAAP as reported                     $2,150,660   $  137,209   $3,724,050   $  624,510
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards                              302,614         --        302,614      112,362
                                     ----------   ----------   ----------   ----------
Pro-forma net loss for the period    $2,453,274   $  137,209   $4,026,664   $  736,872
                                     ==========   ==========   ==========   ==========
Basic and diluted - pro-forma        $     0.03   $     0.00   $     0.06   $     0.02
                                     ==========   ==========   ==========   ==========

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with assumptions as disclosed in Note 8.


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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46)
"Consolidation of Variable Interest Entities." In December 2003, the FASB issued a revision to this interpretation (FIN 46(r)). FIN 46(r) clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted FIN 46(r) in its entirety for the three and nine months periods ended September 30, 2004, which did not have a material effect on our consolidated financial statements.

4.  Changes to Share Capital

During the three months ended September 30, 2004, the Company issued 95,000 shares for the exercise of stock options; 50,000 shares for the exercise of 100,000 purchase warrants and 6,500 shares for the exercise of broker warrants (from a November 13, 2003 financing), with gross proceeds to the Company of Cdn$52,975 (US$40,267).

On September 10, 2004, 1,500,000 stock options were granted, at Cdn$0.55, to employees, directors and consultants of the Company.

During the three months ended June 30, 2004, the Company issued 110,000 shares for the exercise of stock options; 190,500 shares for the exercise of 381,000 purchase warrants and 180,125 common shares for the exercise of broker warrants (from a November 13, 2003 financing), with gross proceeds to the Company of Cdn$196,294 (US$147,426).

On June 3, 2004, 1,030,000 stock options expired, without being exercised.

During the three months ended March 31, 2004, the Company issued 70,000 shares for the exercise of stock options with gross proceeds to the Company of Cdn$31,750 (US$23,751).

On March 29, 2004, 100,000 stock options were granted, at Cdn$0.50, to a consultant of the Company.

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

5.  Basic and Diluted Loss Per Common Share

Basic earnings per share (EPS) is calculated by dividing the loss applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. Due to the losses in the 2004 and 2003 periods, potentially dilutive securities were excluded from the calculation of diluted EPS, as they were anti-dilutive. Therefore, there was no difference in the calculation of basic and diluted EPS in the three and nine months periods ended September 30, 2004 and 2003.



6.  Mineral Properties and Deferred Exploration Costs

At September 30, 2004, the Company, through its subsidiaries, held interests in approximately 200,000 hectares of mineral rights and mining lands in three
Argentine provinces, including approximately 40,000 hectares in the co-owned San
Jose project. Under its present acquisition and exploration programs, the Company is continually acquiring additional mineral property interests and exploring and evaluating our properties. If, after evaluation, a property does not meet the Company's requirements, then the property and deferred exploration costs are written off to operations. Mineral property costs and deferred exploration costs, net of mineral property option proceeds, are as follows:

2004 COSTS BY PROPERTY
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
                                                      Santa Cruz                        General
 Description                       San Juan Cateos      Cateos       Chubut Cateos    Exploration         Total
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Balance, beginning of period          $   378,807     $   393,886      $   142,606      $       --     $    915,299
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Assays and analytical                      31,093          62,013               --             447           93,553
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Construction and trenching                     --             170               --              --              170
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Consulting fees                            14,612          29,212            7,587           2,036           53,447
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Drilling                                  242,798           1,383               --             162          244,343
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Equipment Rental                          132,688              --               --              --          132,688
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Geology                                   163,492         155,660            1,774          14,246          335,172
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Legal                                          --             220               --              --              220
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Maintenance                                     3          13,473               --           2,518           15,994
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Materials and supplies                     17,779          13,017              192             653           31,641
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Project overhead                            5,142           6,262              316           3,877           15,597
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Property and mineral rights                 9,984          37,440            7,053              --           54,477
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Telephone                                   2,843           6,420               10             507            9,780
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Travel                                      7,945          32,448              475          19,844           60,712
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Wages and benefits                         12,463          18,774               --          58,523           89,760
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Overhead allocation                        42,582          59,384              847       (102,813)               --
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Carrying value, end of period       $   1,062,231    $    829,762     $    160,860      $       --    $   2,052,853
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------


The San Juan Province project is comprised of six properties totaling approximately 38,000 hectares ("ha") in southwestern San Juan province. Property fees for 2004 are estimated at $10,000. Expenditures in the first half of 2004 largely relate to ongoing land maintenance and exploration work at the remote
Los Azules project, a large porphyry copper mineralized system in San Juan province, Argentina.

In Santa Cruz, the Company controls 17 cateos and 30 manifestations of discovery totaling approximately 81,000 ha. Land holding costs for 2004 are estimated at $15,000. Expenditures to date in 2004 on the Santa Cruz properties reflect the continuation of a regional reconnaissance program.

The Company currently controls 12 cateos and 19 manifestations of discovery, totaling approximately 41,000 ha, in Chubut province. Expenditures in the first half of 2004 relate to an ongoing reconnaissance exploration program on lands acquired in 2002. The Company's expenditures have been minimal in Chubut province as the Company has given priority to exploration in Santa Cruz province.

Wages and benefits were approximately $90,000 during the nine months ended
September 30, 2004, compared to approximately $99,000 during the same period in 2003. During 2004 and 2003 wage and benefit expense was for the benefit of individual properties and was charged directly to each project.

7.  Investment

During 2004, the Company received payments of $400,000 on the option agreement entered into with the majority shareholder of the Argentine Corporation formed to develop the San Jose project. The amounts received have been reflected in these financial statements as a reduction or recovery of the Company's investment.

There are plans to spend in excess of $5 million for exploration over the next
12 months on the San Jose project that is owned by Minera Santa Cruz S.A.
("MSC"), an Argentine corporation owned by Minera Andes Inc. (49%) and Mauricio
Hoschschild & Cia. Ltda. ("MHC") (51%). Our obligation will be 49% of the exploration costs related to the San Jose project, to maintain our interest in MSC.

During the nine months ended September 30, 2004, $1,921,569 has been advanced to MSC as an additional investment in the San Jose project.

8.  Stock Options

    a. A summary of the status of the Company's stock option plan as of September 30, 2004 is:

                                                                               Weighted Ave.
                                                              Options      Exercise Price (Cdn)
                                                              -------      --------------------
       Outstanding and exercisable, January 1, 2004          4,408,500             $0.44

       Granted                                               1,600,000             $0.55

       Exercised                                             (275,000)             $0.35

       Expired                                             (1,030,000)             $0.55
                                                           -----------
       Outstanding and exercisable, September 30, 2004      4,703,500              $0.48
                                                            =========              =====

        The range of exercise prices is from Cdn$0.16 to Cdn$0.59 with a weighted average remaining contractual life of 4.5 years at September
        30, 2004.

        At September 30, 2004, there were options held by directors, officers, employees and consultants of the Company for the purchase of common shares as follows:

                        Number of Shares              Exercise Price                     Expiry Date
                        ----------------              --------------                     -----------
                           308,500                       Cdn$0.16                      August 28, 2005
                           715,000                       Cdn$0.40                      June 27, 2007
                            25,000                       Cdn$0.36                      August 27, 2008
                         1,500,000                       Cdn$0.59                      December 5, 2008
                           100,000                       Cdn$0.50                      March 29, 2009
                           555,000                       Cdn$0.31                      March 21, 2013
                         1,500,000                       Cdn$0.55                      September 10, 2009
                         ---------
                         4,703,500

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

                                                                                Three Months        Nine Months
                                                                                   Ended               Ended
                                                                               Sept. 30, 2003      Sept. 30, 2003
                                                                             ------------------- -------------------
       Loss applicable to common shareholders:
             As reported                                                              $ 262,278           $ 685,888
             Stock-based employee compensation expense included in
             reported loss                                                                   --                  --
             Stock-based employee compensation expense determined under
             fair value based method for all awards                                          --             112,362
                                                                             ------------------- -------------------
             Pro forma                                                                $ 262,278           $ 798,250
                                                                             =================== ===================
       Loss applicable to common shareholders per share:
             As reported                                                               $   0.01            $   0.02
             Pro forma net loss                                                        $   0.01            $   0.02

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for employee and non-employee option grants:

                                                                                    2004                 2003
                                                                              -----------------     ----------------
        Dividend yield (%)                                                                 -                    -
        Expected volatility (%)                                                             90                  110
        Risk-free interest rates (%)                                                      3.40                 3.97
        Expected lives (years)                                                             5.0                 10.0

        In connection with the vesting of certain non-employee stock options, the Company has recorded $447,686, and $35,616 of stock option compensation during the nine months ended September 30, 2004 and 2003, respectively.

9.  Warrants

     a. A summary of the status of the Company's Warrants as of September 30, 2004 is:

                                                                                                Weighted Ave.
                                                                            Warrants        Exercise Price (Cdn)
                                                                            --------        --------------------
       Purchase Warrants
       Outstanding and exercisable, January 1, 2004                        22,000,000               $0.50
       Issued                                                              10,000,000               $0.80
       Exercised                                                            (481,000)               $0.50
                                                                            ---------
       Outstanding and exercisable, September 30, 2004                     31,519,000               $0.60
                                                                           ----------

       Two purchase warrants entitle the holder to purchase one common share.

       Broker Warrants
       Outstanding and exercisable, January 1, 2004                         2,200,000               $0.35
       Issued                                                               1,000,000               $0.80
       Exercised                                                            (186,625)               $0.35
                                                                            ---------
       Outstanding and exercisable, September 30, 2004                      3,013,375               $0.50
                                                                            ---------

       Each broker warrant entitles the holder to purchase one common share.

       Total Warrants                                                      34,532,375               $0.59
                                                                           ==========

10.     Subsequent Events

a) Subsequent to the third quarter ended September 30, 2004, the Company issued 55,000 shares for the exercise of stock options; 390,875 shares for the exercise of 781,750 purchase warrants and 250,195 shares for the exercise of broker warrants (from a November 13, 2003 private placement), with net proceeds to the Company of Cdn$291,806 (US$227,341).

b) On October 20, 2004, the Company advised that the advanced-stage San Jose silver/gold project in southern Argentina can proceed directly to a large-scale milling operation under an agreement reached with the project's operating partner should the feasibility study underway reach a positive production decision outcome.

        The property payment structure from MHC to the Company has also been changed in the amendment where original payments totaled US$400,000 a year until a 50-ton per day pilot was built. In lieu of building a pilot plant, the Company will receive reduced payments from MHC of US$200,000 annually that will continue until a positive feasibility study is received and the MSC board of directors approves a project financing plan.

c) On October 21, 2004, the Company accepted an offer letter from Macquarie Bank Limited ("Macquarie") to provide a loan facility of up to $4 million. This facility is to be provided in two tranches to provide funding to the Company for its 49% portion of the costs of completing a bankable feasibility study and related development work for the San Jose/Huevos Verdes gold/silver project in Argentina. Macquarie is an international banking group active in providing project financing to the mining sector.

        The commercial terms of the loan include a facility fee of 1.5% of the principal amount of the initial tranche and interest of Libor plus 2% per year, currently totaling approximately 4.1% per year. In addition, the Company is to issue share purchase warrants to acquire approximately 2,738,700 Common Shares of the Company at an exercise price of approximately Cdn$0.91 per share. The warrants exercise price is calculated at a 20 percent premium to the volume weighted average of the Company's common stock determined from the ten business days prior to acceptance of this offer. Each warrant is to be exercisable for two years. Additional share purchase warrants may be issued in regard to the second tranche of US$2.0 million, on terms calculated in a similar manner at that time, upon fulfillment of conditions precedent for that tranche.

d) On November 2, 2004, the Company made a cash call of $1.12 million to fund its 49% interest in the San Jose project through November 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements
-----------------------------------------
The information in this report includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("1934 Act"), and is subject to the safe harbor created by those sections. Factors that could cause results to differ materially from those projected include, but are not limited to, results of current exploration activities, the market price of precious and base metals, the availability of joint venture partners or sources of financing, and other risk factors detailed in Minera Andes Inc.'s ("Minera Andes" or the "Company") Securities and Exchange Commission filings.

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

The principal business of Minera Andes is the exploration and development of mineral properties, located primarily in the Republic of Argentina, consisting of mineral rights and applications for mineral rights, covering approximately 200,000 hectares in three provinces in Argentina, including approximately 40,000 hectares in the co-owned San Jose project. We carry out our business by acquiring, exploring and evaluating mineral properties through our ongoing exploration program. Following exploration, we either seek to enter joint ventures to further develop these properties or dispose of them if the properties do not meet our requirements. Our properties are all early stage exploration properties and no proven or probable reserves have been identified.

Through our subsidiaries and joint ventures we own a 49% equity interest in MSC, which owns the San Jose gold/silver property in Southern Argentina, and a 100% interest in over 10 mineral properties in Argentina. San Jose is currently in advanced exploration and underground development and a production decision is expected in the first half of 2005. A significant exploration and development program is underway at the San Jose project. This program consists of a comprehensive program that includes underground exploration/development, environmental studies, metallurgical studies, and construction.

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

During the second quarter of 2004 a feasibility study was commissioned by MSC at the San Jose project and is planned to be completed in the first half of 2005. In addition, multi ounce silver values were identified at the Company's wholly owned Cerro Mojon and El Trumai properties in Santa Cruz province, Argentina.

During the third quarter of 2004 construction work at Minera Andes' Huevos Verdes gold/silver vein, part of the San Jose project in southern Argentina, was expanded and accelerated to complete underground workings. The expanded and accelerated construction schedule is in part due to the recent underground work at the site that has indicated much higher gold and silver grades from the underground development sampling relative to the grades encountered in drilling from surface and to facilitate completion of the announced feasibility study.

Plan of Operations
------------------
The Company has working capital of approximately $3.4 million, sufficient, together with funds from the joint venture on the San Jose property, as estimated by management, to cover our budgeted expenditures for mineral property and exploration activities on its properties in Argentina, and general and administrative expenses through at least the end of 2004, however our cash needs may change for the San Jose project, as new exploration may cause the budget to increase or decrease depending on its success.

We have budgeted and plan to spend approximately $2.5 million on our mineral property and exploration activities and general and administrative expenses through 2004. Work is being conducted on several properties including an ongoing reconnaissance program designed to make new acquisitions. Additionally, there are plans to spend in excess of $5 million for exploration over the next 12 months on the San Jose project that is owned by Minera Santa Cruz S.A. ("MSC"), an Argentine corporation owned by Minera Andes (49%) and Mauricio Hoschschild & Cia. Ltda. ("MHC") (51%). Our obligation will be 49% of the exploration costs related to the San Jose project, to maintain our interest in MSC.

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

In the second quarter of 2004, we announced the commissioning of a feasibility study by MSC on the Huevos Verdes vein at the San Jose project. The purpose of the study, to be completed in the first half of 2005, is to establish a basis for project financing, and regulatory and permitting approvals. The study will also serve a foundation for detailed engineering, including mine design and ore reserve development.

In the third quarter of 2004, we made a cash call of $1.92 million to fund our 49% interest in the San Jose project and anticipate cash calls of approximately $2.0 million for the fourth quarter of 2004 to fund feasibility study and accelerated construction, underground development, and equipment purchases on the project. Additional funds will be necessary for exploring other 100 percent owned projects in Santa Cruz province. Preliminary discussions with international banking groups to evaluate project financing options for the San Jose project are ongoing.

We expect that the San Jose project will reach a production decision in the first half of 2005, and additional cash will be required for the development of the project described above. It is anticipated that exploration on other projects and acquisition of new projects will require additional cash.

Results of Operations
---------------------

Third quarter 2004 compared with third quarter 2003
The Company had a net loss of approximately $570,000 for the third quarter of 2004, compared to a net loss of approximately $262,000 for the third quarter of 2003, due to stock compensation expense recognized for stock options granted to employees, directors and consultants during the third quarter 2004 and increased office overhead expenditures relating to our increased public and investor relations program in 2004.

Nine months ended September 30, 2004 compared with nine months ended September 30, 2003
The Company had a net loss of approximately $1,368,000 for the nine months ended September 30, 2004, compared with a net loss of approximately $686,000 for the comparable period in 2003, due to stock compensation expense recognized for stock options granted to employees, directors and consultants during the third quarter 2004 and increased office overhead expenditures relating to our increased public and investor relations program in 2004.

Administrative expenditures for the nine months ended September 30, 2004 included approximately $432,000 in consulting fees. This increase of $199,000 over the same period last year is related to an increased investor relations program and stock compensation expense for consultants. Legal activities were $118,438 for the nine months ended September 30, 2004 compared to $169,983 in the same period last year. The nine months ending in September 30, 2003 had higher legal costs due to the review of a potential merger that year. Travel for the nine months ended September 30, 2004 was $49,281 compared with $35,529 in the same period in 2003. The increase is due to a new public and investor relations program. Foreign exchange gain was $124,899 for the nine months ended September 30, 2004 compared with a gain of $51,098 in the same period in 2003, due to the effect of a weakening U.S. dollar offset by the associated impact on the value of cash equivalents invested in Canadian dollar instruments.

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

At September 30, 2004 the Company had cash and cash equivalents of approximately $3,407,000 compared to approximately $2,234,000 at December 31, 2003. Working capital at September 30, 2004 was approximately $3.4 million, sufficient, together with funds from joint ventures on the San Jose project, as estimated by management, to cover its budgeted expenditures for mineral property and exploration activities on its properties in Argentina and general and administrative expenses through the end of 2004. Cash and cash equivalents decreased in the third quarter by approximately $1,901,000 in 2004 compared with a decrease of approximately $131,000 in the same period in 2003. The Company's operating activities used approximately $29,000 in the third quarter of 2004 compared with using approximately $258,000 in the third quarter of 2003, due to stock compensation expense recognized in the third quarter 2004. Administrative expenditures for the period included approximately $203,000 in consulting fees (an increase of $148,000 over the same period last year, directly related to the more advanced stage of the San Jose project, a new investor relations program and stock option compensation expense); approximately $360,000 in wages and benefits (an increase of $313,000 over the same period last year, directly related to stock option compensation expense for employees and directors); approximately $14,000 in travel; approximately $171,000 in office overhead and approximately $9,000 in telephone expenditures. These costs are due to advertising relating to our increased public and investor relations program in 2004.

Investing and financing activities used approximately $1,872,000 in the third quarter of 2004 compared with approximately $127,000 provided in the third quarter of 2003, due to an increase in our investment and expenditures on properties. Total mineral property and deferred exploration costs, which are capitalized for Canadian GAAP purposes, were approximately $162,000 during the third quarter of 2004, compared with approximately $75,000 spent in the third quarter of 2003. Total mineral property and deferred exploration costs for the nine months ended September 30, 2004 were approximately $1,138,000 in 2004 and $339,000 in the same period of 2003 (before mineral property option proceeds). The increase reflects higher costs associated with expanding reconnaissance exploration programs, new property acquisitions, evaluation of existing properties, and exploration including drilling, sample preparation and analysis at our Los Azules project.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of September 30, 2004, there was significant doubt that the Company would be able to continue as a going concern.

For the nine months ended September 30, 2004, the Company had a loss of approximately $1,368,000 and an accumulated deficit of approximately $18 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Company has financed its activities through the sale of equity securities and joint venture arrangements. The Company expects to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

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

Critical Accounting Policies
----------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. The most significant accounting policies that are most important to the portrayal of our current financial condition and results of operations relates to mineralization and deferred development costs. Other accounting policies are disclosed in Note 2 of the 2003 10-KSB.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities." In December 2003, the FASB issued a revision to this interpretation (FIN 46(r)). FIN 46(r) clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted FIN 46(r) in its entirety for the period ended September 30, 2004, which did not have a material effect on our consolidated financial statements.

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

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures during the three-month period ended September 30, 2004.

        PART II - OTHER INFORMATION


        Item 2.   Changes in Securities

        During the nine months ended September 30, 2004, the Company issued 10,000,000 shares through a private placement, 275,000 shares for the exercise of stock options, 427,125 shares for the exercise of warrants (from a November 13, 2003 private placement), with net proceeds to the Company of Cdn$6,210,927 (US$4,670,319).

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





                                            MINERA ANDES INC.


  Date: November 12, 2004                   By:  /s/  Allen V. Ambrose
        -----------------                      --------------------------------
                                                      Allen V. Ambrose
                                                      President


  Date: November 12, 2004                   By:  /s/  Bonnie L. Kuhn
        -----------------                        ------------------------------
                                                      Bonnie L. Kuhn
                                                      Chief Financial Officer
                                                      and Secretary