Form 10KSB
period 2004-12-31
MINERA ANDES INC /WA
filed 2005-04-29
CIK 1030219

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X]  Annual report under section 13 or 15(d) of the Securities Exchange Act of
     1934

                   for the fiscal year ended December 31, 2004

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

               for the transition period from           to
                                             ----------   ----------

                        Commission file number 000-22731

                                MINERA ANDES INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                                 Alberta, Canada
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                      None
                       ----------------------------------
                      (I.R.S. Employer Identification No.)

            111 E. Magnesium Road, Suite A, Spokane, Washington 99208
                     --------------------------------------
                    (Address of principal executive offices)

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

The aggregate market value of the voting stock held by non-affiliates as of March 31, 2005 was $42,510,609.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2005 the Registrant had 90,079,504 common shares outstanding.

Transitional Small Business Disclosure Format (Check one:) Yes  [ ] No [X]



================================================================================

                               TABLE OF CONTENTS
                               -----------------


PART I                                                                      Page
                                                                            ----

         Item 1            Description of Business                             3

         Item 2            Description of Properties                          10

         Item 3            Legal Proceedings                                  26

         Item 4            Submission of Matters to a Vote
                           of Security Holders                                26

PART II

         Item 5            Market for Common Equity and Related
                           Shareholder Matters                                27

         Item 6            Management's Discussion and Analysis or
                           Plan of Operations                                 29

         Item 7            Financial Statements                               44

         Item 8            Changes in and Disagreements With Accountants
                           on Accounting and Financial Disclosure             74

         Item 8A           Controls and Procedures                            74

         Item 8B           Other Information                                  74


PART III

         Item 9            Directors, Executive Officers, Promoters and
                           Control Persons; Compliance with Section 16(a)
                           of the Exchange Act                                75


         Item 10           Executive Compensation                             77


         Item 11           Security Ownership of Certain Beneficial Owners
                           and Management and Related Stockholder Matters     80

         Item 12           Certain Relationships and Related Transactions     83

         Item 13           Exhibits                                           83

         Item 14           Principal Accountant Fees and Services             83

                                     PART I

Preliminary Note Regarding Forward-Looking Statements; Currency Disclosure

This report contains both historical and prospective statements concerning Minera Andes Inc. and its operations. Historical statements are based on events that have already happened; examples include the reported financial and operating results, descriptions of pending and completed transactions, and management and compensation matters. Prospective statements, on the other hand, are based on events that are reasonably expected to happen in the future; examples include the timing of projected operations, the likely effect or resolution of known contingencies or other foreseeable events, and projected operating results. In this report, Minera Andes Inc. is referred to as "Minera Andes", "we", "our", and the "Company".

Prospective statements (which are known as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995) may or may not prove true with the passage of time because of future risks and uncertainties.

All currency amounts in this report are stated in U.S. dollars unless otherwise indicated. On March 31, 2005, the late New York trading rate of exchange, as reported by The Wall Street Journal for conversion of United States dollars into Canadian dollars was U.S.$1.00 = Cdn$1.2099 or Cdn$1.00 = U.S. $0.82650.


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

Our business grew out of a program begun by N.A. Degerstrom, Inc. ("Degerstrom"), a contract mining company based in Spokane, Washington, to identify properties in Argentina that possessed promising mineral potential. Based on the study of available remote sensing satellite data and experience gained from drilling work performed by Degerstrom, beginning in 1991 Degerstrom identified a number of areas which it believed had exploration potential and began the process of filing applications for exploration concessions with the provincial governments in Argentina and negotiating option agreements with private landowners. Degerstrom conveyed these property interests to Minera Andes in 1995. See "Description of Properties - The Degerstrom Agreement" and "Management's Discussion and Analysis or Plan of Operations."

Our current properties and projects consist of mineral rights and applications for mineral rights covering approximately 203,562 hectares in three Argentine provinces. The lands comprise option-to-purchase contracts, exploration and mining agreements and direct interests through our filings for exploration concessions. Our properties are all early stage exploration prospects except for the San Jose project, which is an advanced stage exploration project. No proven or probable reserves have yet been identified. See "Description of Properties." We have three full time employees and several project-specific contract consultants.

Operating Structure

Minera Andes is the product of an amalgamation in November 1995 of Minera Andes and Scotia Prime Minerals, Incorporated, a then inactive Alberta corporation which previously had its Common Shares listed for trading on the Alberta Stock Exchange. Since April 8, 2002 our Common Shares have been listed on the TSX Venture Exchange ("TSX-V"), which replaced the Alberta Stock Exchange. Our interests in Argentinean properties are held through two Argentinean subsidiaries: Minera Andes S.A. ("MASA") and Minera Santa Cruz S.A. ("MSC").

The corporate structure of Minera Andes is as follows:


                                Minera Andes Inc.
                                 Alberta, Canada


--------------------    -------------------    ------------    -----------------
    Minera Andes           Minera Andes        Minera Andes    Minera Andes S.A.
   (Cayman) Inc.          (Cayman 2) Inc.       (USA) Inc.       Argentina
Cayman Islands, BWI     Cayman Islands, BWI     Spokane, WA        (95%)
      (100%)                  (100%)              (100%)          ("MASA")
     ("MACI")               ("MACI2")            ("MUSA")
--------------------    -------------------    ------------    -----------------

                                                               -----------------
                                                               Minera Santa Cruz
                                                                     S.A.
                                                                Argentina (49%)
                                                                   ("MSC")
                                                               -----------------

We hold 19 of the 20 issued and outstanding shares of MASA as well as an irrevocable transferable option to purchase the one remaining MASA share. The single share is held by a natural person shareholder as required by local law. MASA holds 5,047,000 shares of the 10,300,000 shares issued and outstanding of Minera Santa Cruz S.A.

In July 2003, we announced that Mauricio Hochschild & Cia. Ltda. S.A. ("MHC") had acquired 51% of the shares of the project company, MSC, upon satisfaction of the vesting requirements of the Option and Joint Venture Agreement for the development of the Huevos Verdes gold/silver project in southern Argentina. The agreement required MHC to expend US$3 million on the further exploration and development of the Huevos Verdes project, owned by MSC, in order to vest. Minera Andes holds a 49% interest in MSC through our subsidiary, MASA.

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

On December 2, 2003, we cancelled our Operating Agreement with Degerstrom, effective December 31, 2003. We are an established exploration company and felt the need to update the arrangements with Degerstrom. At the time that these agreements were signed, Degerstrom was a significant shareholder of ours, however, their shareholdings had been reduced to approximately 10.5% of our issued and outstanding shares at the end of 2003. In addition, the reasons for entering into the Operating Agreement, which included using the established Argentina i 1 nfrastructure of Degerstrom at the time we were listed, are no longer applicable. We are no longer a newly formed junior public company and have been in existence for ten years. The management and the board of directors thought it was also prudent for corporate governance reasons to separate itself from Degerstrom. As of March 31, 2005, Degerstrom owned 6% of our issued and outstanding shares.

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

Need for Additional Capital. The exploration and, if warranted, development of Minera Andes' properties would require substantial financing. Our ability to obtain additional financing will depend, among other things, on the price of gold, silver, copper and other metals and the industry's perception of their future price. Therefore, availability of funding depends largely on factors outside of our control and cannot be accurately predicted; financing may not be available when needed or on terms satisfactory to us and may be dilutive to our shareholders. We have historically obtained funds for a portion of our capital expenditure from joint venture or investment partners. However, we cannot assure you that such joint venture or investment partners will provide such funds and such project financing for mining projects may be limited. Failure to obtain sufficient financing could result in delay or indefinite postponement of exploration, development or production on any or all of Minera Andes' projects or loss of properties. For example, certain agreements pursuant to which we have the right to conduct exploration activities carry work commitments which, if not met, could result in losing our right to acquire an interest in the subject property. We cannot assure you that additional capital or other types of financing will be available when needed or that, if available, the terms of such financing will be favorable to Minera Andes.

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

"andesite" is a type of dark colored, fine grained volcanic rock;

"anomalous" means either a geophysical response that is higher or lower than the average background or rock samples that return assay values greater than the average background;

"argillic" means pertaining to clay or clay minerals;

"Bankable Feasibility Study" means the study, prepared to industry standards, based upon which a bank or other lending institution may loan Minera Andes, MASA or MSC funds for production development on the Claims;

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

"dacite" is a type of fine-grained extrusive rock;

"Estaca Mina" means areas granted to extend the area covered by existing Minas;

"felsic" describes an igneous rock having abundant light colored minerals;

"graben" means an elongate crustal block that is bounded by faults on its long sides;

"grab sample" means one or more pieces of rock collected from a mineralized zone that when analyzed do not represent a particular width of mineralization nor necessarily the true mineral concentration of any larger portion of a mineralized area;

"igneous rock" means a rock formed by the cooling of molten rock either underground or at the surface of the earth;

"illitic" is a general name for a group of clay minerals;

"intrusive rock" means an igneous rock that, when in the molten or partially molten state, penetrated into or between other rocks, but cooled beneath the surface;

"low sulfidation" applies to a type of mineralization low in sulfur content;

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

"orebody" means a continuous well-defined mass of material containing enough ore to make extraction economically feasible;

"porphyry" means an igneous rock of any composition that contains conspicuous large mineral crystals in a fine-grained ground mass;

"pyroclastic" means pertaining to rock material formed by volcanic explosion or expulsion from a volcanic vent;

"rhyolite" is a type of felsic lava flow;

"stratabound" means a mineral deposit confined to a single stratigraphic unit;

"stratigraphy" means the science of rock strata;

"synvolcanic"means formed at the time of volcanic activity;

"tuffaceous" is a general term for all consolidated pyroclastic rocks;

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

Available Information

We make available, free of charge, on or through our Internet Web site, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC.

ITEM 2. DESCRIPTION OF PROPERTIES

Our exclusive business is the exploration and development of mineral properties ("Claims") located in the Republic of Argentina. Our interests in the Argentinean Claims are held through MASA and MSC, in which MASA holds a 49% share interest. MASA holds properties and is the company in which the daily business operations in Argentina are conducted. MASA was formed and registered as a mining company in order for us to receive the benefits of the new mining laws in Argentina. Our principal properties are described under the heading "Principal Properties" below.

The Degerstrom Agreement

A number of the Claims were originally held by Degerstrom. Pursuant to the March 1995 Asset and Share Acquisition Agreement among Minera Andes, MASA, NAD S.A. ("NADSA") and Degerstrom (the "Degerstrom Agreement"), Degerstrom transferred its interest in those Claims to NADSA and MASA in consideration for a royalty. Degerstrom also conveyed the MASA and NADSA capital stock it held to us. In consideration for those shares, Minera Andes (i) issued to Degerstrom 4,000,000 Common Shares and the right to acquire an additional 1,213,409 Common Shares if any of the properties comprising the Claims became the subject of a Bankable Feasibility Study, (ii) agreed to pay a royalty on any existing or future properties held by us or our affiliates as described below, and (iii) agreed to pay the aggregate amount of the cost and expenses incurred by Degerstrom on our behalf, from July 1, 1994 through March 15, 1995. Minera Andes also acquired from Brian Gavin, a Minera Andes officer, the shares he held in MASA. In 2001 we sold our interest in NADSA to Degerstrom.

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

     Terms of the Settlement Agreement

     1. The parties terminated the Operating Agreement effective December 31, 2003. As a result of the termination, we vacated the office space previously provided by Degerstrom under the Operating Agreement. In addition, we set up our own accounting systems.

     2. There is a termination of the lock up agreement that had been previously entered into in the summer of 2003, when we were reviewing potential merger candidates.

     3. The parties to the Settlement Agreement acknowledged that the Degerstrom Royalty covered the current properties held by us and our subsidiaries. Degerstrom agreed to assign the Degerstrom Royalty payable under the asset agreement on the current properties to MACI and agreed to cancel the Performance Right.

     4. The consideration for the assignment of the Royalty and cancellation of Performance Right was the payment of $500,000. In addition, a payment of $250,000 is payable if any of the current properties other than the properties comprising the San Jose project, meet certain conditions such as bankable feasibility or commercial production.

PRINCIPAL PROPERTIES

I.   ARGENTINA

     Recent Mining and Economic History in Argentina

Argentina is the second largest country in South America, over 2.7 million sq. km in area. In 1983, Argentina returned to a multiparty democracy, which brought to an end nearly a half century of military intervention and political instability. The country then began to stabilize; however, it was not until 1989, with the election of the government under President Carlos Menem, that Argentina's economy began to improve. Menem initiated economic reforms that included the privatization of many state companies and the implementation of the Convertibility Plan, which fixed the Argentine peso to the U.S. dollar at par, fully backed by reserves of foreign exchange, gold and dollar-denominated bonds of the Central Bank of Argentina. Results of the reforms were positive; Argentina's gross domestic product grew at up to 8% per annum in the early 1990s and inflation dropped to between 1% and 3% per annum. However, following a recession in 1999 and 2000, a severe political and economic crisis occurred in late 2001. In early 2002, with five presidents in less than five weeks, the current president, Eduardo Duhalde, chose to devalue the peso, first to $1.00 to Peso$1.40, before allowing the Peso to float in February 2002. The economic reforms associated with the devaluation of the Peso included the conversion of all U.S. dollar denominated contracts into Pesos on a one-to-one basis and all US dollar bank accounts into Pesos. At the beginning of January 2004 the Peso stood at Peso$2.93 to $1.00; at the end of December 2004, the peso stood at Peso$2.98 to $1.00.

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

Argentina's mineral potential is largely unexplored, particularly in comparison to that of its immediate neighbors and, as a consequence, information pertaining to the country's resource base is lacking. Copper and gold mineralization discovered to date occurs predominantly in the southern Andean copper belt which extends over 1,000 km through northwestern Argentina. The Bajo de la Alumbrera porphyry copper deposit has been brought onstream. Other copper deposits currently under development include the Agua Rica and El Pachon deposits. In addition, gold deposits are concentrated in the Argentine portion of the Central Andes' Maricunga-El Indio gold belts and in the newly discovered Santa Cruz gold belt in southern Patagonia.

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

We initiated gold exploration in Argentina in 1991, in conjunction with Degerstrom. As of December 2004, we had Argentine land holdings totaling 203,562 ha in three Argentine provinces (Figure 1 below). Our exploration efforts initially focused on evaluating prospects generated by 1960's United Nations development exploration programs and on targets generated by satellite image analysis. We developed techniques of processing and interpreting satellite imagery to assist in identifying promising exploration targets. Currently, we are completing exploration work that includes geophysical surveys, mechanical trenching and reverse-circulation drilling on the most advanced targets in our property portfolio, and conducting grassroots exploration to evaluate our other properties and to generate new targets.

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

     Until August 1995, a "canon fee", or tax, of Peso$400 per unit was payable upon the awarding of a cateo. A recent amendment to the mining act requires that this canon fee be paid upon application for the cateo.

2. Mina: To convert an exploration concession to a mining concession, some or all of the area of a cateo must be converted to a "mina". Minas are mining concessions which permit mining on a commercial basis. The area of a mina is measured in "pertenencias". Each mina may consist of two or more pertenencias. "Common pertenencias" are six hectares and "disseminated pertenencias" are 100 ha (relating to disseminated deposits of metals rather than discrete veins). The mining authority may determine the number of pertenencias required to cover the geologic extent of the mineral deposit in question. Once granted, minas have an indefinite term assuming exploration development or mining is in progress. An annual canon fee of Peso$80 per pertenencia is payable to the province.

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

3. Estaca Minas: These are six-hectare extensions to existing surveyed minas that were granted under previous versions of the mining code 14 . Estaca minas are equivalent to minas. New Estaca minas were eliminated from the mining code in August 1996.

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

                                {GRAPHIC OMITTED}

                                   Figure 1

 A.  San Juan Project Summary Which Includes Los Azules
     --------------------------------------------------

     1.   San Juan Project Location

     The San Juan Province Project comprises five properties totaling 20,900 ha in southwestern San Juan province. Elevation ranges from 2,500 m to 5,500 m and moderate to high relief.

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

     3.   San Juan Project Exploration

     No formal records of previous exploration in the project area exist. Evidence of prospecting (small trenches or pits) exists on some of the cateos. The area is currently active with pre-development work at the El Pachon copper deposit.

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

     4.  San Juan Area Project Ownership

     Our lands in San Juan consist of three applications for cateos and 4 manifestations of discovery and total 20,900 ha. At present, these lands are not subject to a royalty, however, the government of San Juan has not waived its rights to retain up to a 3% "mouth of mine" royalty from production. Property canon fees for the properties in 2005 are estimated at $1,616.

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

     The 100 percent-owned Los Azules project is 3,418 hectares (8,633 acres) and was discovered by Minera Andes' geologists through regional exploration in the Andes. The project is situated in Argentina near the Argentina/Chile border between two prolific mineral belts that straddle the border and is held as an application for a exploration permit (cateo). To the north of the property, the El Indio gold belt is host to multi-million ounces of gold, and includes significant gold discoveries such as Veladero, Sancarron, Pascua and El Indio-El Tambo. The property lies in a belt of porphyry copper prospects such as El Pachon (Noranda), El Altar (Rio Tinto) and los Piuquenes (Rio Tinto).

     6.  Los Azules Exploration

     Minera Andes' geologists discovered the Los Azules property through regional exploration and prospecting using Landsat imaging, mapping and sampling. The acquired land position covers approximately half of a large area of hydrothermal alteration typically associated with mineralized systems. Exploration drilling in 1998 within 1.2km of the northern property boundary by Battle Mountain Gold ("BMG") discovered significant copper intervals including a 117-meter interval of 0.61% copper).

     BMG also completed an airborne magnetics survey over the entire Los Azules target area. This work also validates the porphyry target on the Minera Andes ground. The base of information for Los Azules is taken primarily from an unsigned "Battle Mountain Gold" report, titled "Los Azules Project", Final Report, dated September 1999, by Battle Mountain Canada Ltd., San Juan, Argentina and includes drilling data presented on Los Azules along with some of the technical information provided to Minera Andes Inc. by Battle Mountain Gold under the terms of a joint venture agreement.

     In December 2003 Minera Andes initiated an exploration program at Los Azules. including geologic mapping and sampling, ground magnetic and induced polarization geophysical surveys and core drilling. In May of 2004 we reported the discovery of a large, enriched (chalcocite) copper. The mineralized area is approximately 1500 meters by 2000 meters. Drilling returned up to 0.8% copper over 36 meters and 120 meters of 0.54% copper within an area defined by geology, MIMDAS deep penetration IP and magnetic geophysical surveys.


     Nine reconnaissance core holes totaling 2,050 meters were drilled in the campaign to depths of between 154 to 330 meters. The primary focus of the drilling was to test the extension of known leachable (chalcocite) copper mineralization identified on the adjacent property. Minera Andes' drilling tested a deep penetrating IP chargeability high anomaly as well as a well-defined magnetic low on its eastern flank. Drilling at Los Azules encountered features typical of many porphyry copper systems. In the discovery zone, strongly leached cap rock extends from 65 to 161 meters depth followed by an enriched zone of secondary copper mineralization (chalcocite) overlying a zone of mixed secondary and primary (chalcopyrite) copper mineralization. The mineralization in our drilling is consistent with the mineralization observed in a prior drill hole by Battle Mountain Gold some 220 meters north of Minera Andes' property, which contained a 117-meter interval of 0.61% copper in the enriched zone.

-----------------------------------------------------------------------------

             Significant Drilling Results at Los Azules
-----------------------------------------------------------------------------
              TD         Intersection            True              Total
                          From To              Thickness            Copper
Drill Hole   (m)      (m)          (m)            (m)             Percentage
---------- ------- ------------ ----------- ----------------- ---------------
 AZ-04-01   195        130         195                  56           0.62
                       150         192        including 36           0.82
---------- ------- ------------ ----------- ----------------- ---------------
 AZ-04-02   330.5      164         304                 140           0.38
                       164         190        including 26           0.47
                       230         304              and 72           0.42
---------- ------- ------------ ----------- ----------------- ---------------
 AZ-04-04   300.8      162         282                 120           0.54
                       162         202        including 40           0.59
                       236         282              and 46           0.64
---------- ------- ------------ ----------- ----------------- ---------------
 AZ-04-07   168.8       96         152                  56           0.44
                       126         152        including 26           0.58
---------- ------- ------------ ----------- ----------------- ---------------

     Hole AZ-04-03, drilled within the enriched copper target, penetrated 154 meters of leached cap but failed to reach the enriched copper target. Other reconnaissance holes examined the outer boundaries of the target and tested these areas for the presence of primary sulfide mineralization. Drill hole AZ-05 tested an outcrop to the west of the geophysical anomalies and encountered fresh rhyolite. Core holes AZ-04-08 and AZ- 04-09 were drilled in the center of the induced polarization chargeability high and encountered mostly primary sulfides ranging from nil up to 0.25% copper. In addition, surface sampling encountered gold in breccias ranging from nil up to 6.94 grams per tonne in grab samples.

B.   San Jose Project Summary
     ------------------------

     1.  San Jose Project Location

     Formerly known as El Pluma/Cerro Saavedra, the San Jose property package is located in the Santa Cruz province of Argentina, 230 km southwest of the city of Comodoro Rivadavia, near latitude 46E41'S and longitude 70(degree)17'W. The property consists of one cateo and 46 manifestations of discovery covering a total of 40,499 ha (approximately 404 km2).

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

     2.  San Jose Project Geology

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

     On the San Jose property the prospective Jurassic stratigraphy is exposed in erosional windows through the overlying sediments and basalts. The Bajo Pobre Formation, the oldest unit, consists of massive andesitic flows, volcaniclastic material and minor dacite. Ignimbrites and lesser sediments tentatively correlated with the La Matilde Formation occur in a synvolcanic subsidence graben known as the Saavedra West basin. Pebble dikes, varying in thickness from one centimeter to ten meters, are common in the southwest part of the Saavedra West basin. Ignimbrites and minor rhyolites of the Chon Aike Formation, younger than the La Matilde basin-fill material, occur as a complicated series of dikes along the bounding faults of the west part of the Saavedra West basin, as a sequence of extrusive ignimbrites at Cerro Celular and in isolated pockets elsewhere in the northern third of the property.

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

     The San Jose project contains a variety of target areas, the two most important of which are Huevos Verdes and Saavedra West.

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

     3.  San Jose Project Exploration

     Santa Cruz is one of Argentina's least well-explored provinces. The area was explored under the Argentine government-United Nations regional exploration Plan Patagonia-Comahue in the 1970s. In the 1980s, FOMICRUZ, S.E., a state owned company, completed reconnaissance surveys in the province to delineate areas of interest for mineral reserves.

     The San Jose property has not previously been staked. There is no record of any previous sustained exploration, although portions of the area may have been sampled during at least one regional reconnaissance program.

     Work since 2001, conducted by MHC (see "San Jose Project Ownership" below), consisted of underground development work and drilling, core drilling, trenching, geological and geophysical surveys, surveying and metallurgical studies. Work on the property from 1997 to 2001 by Minera Andes and from 2001 to the present by MHC has consisted of the following:

     Underground development:
     Horizontal                       1,912 meters
     Vertical                         510 meters
     Underground drilling             8 holes for 266 meters
     Reverse circulation drilling:    83 holes for 8,295 meters
     Core drilling:                   50 holes for 7,850 meters
     Trenching:                       201 trenches for 8,852 meters
     Rock sampling:                   3450 samples
     Soil sampling:                   2302 samples
     Stream sediment sampling:        368 samples
     CSAMT geophysics:                42 line kilometers
     Gradient array I.P.:             183.7 line kilometers
     RealSection I.P.:                23.5 line kilometers
     Ground magnetic surveys:         186 line kilometers

     In addition significant camp infrastructure (sufficient for a work force of 200) has been built.

     In July 2004 a feasibility study was commissioned by the joint venture operating company, Minera Santa Cruz (MSC). The feasibility study is being compiled and managed by MTB Project Management Professionals, Inc., of Denver, CO. The purpose of the study, to be completed in mid-2005, is to establish a basis for both project financing, and regulatory and permitting approvals. The study will also serve as a foundation for detailed engineering, including mine design and ore reserve development.

     Exploration in 2004 at San Jose resulted in the discovery of high-grade gold-silver mineralization in drill holes at Huevos Verdes East (2 km northeast of the resource area at Huevos Verdes). This new high-grade zone is defined by three drill holes with the best drill intercept in the new zone averages 1.57 opt (53.75 g/t) gold and 50 opt (1,711.6 g/t) silver over 1.04 m in drill hole SJD-31. This intercept is part of a larger 41 ft (l2.5 m) interval with multiple zones of high-grade gold/silver mineralization.

     Also in 2004, three new zones of gold/silver mineralization were recently discovered at the Aguas Vivas area located on trend about 10 km to the northwest of Huevos Verdes. The location and style of mineralization at Aguas Vivas suggests it may be a northwestern extension of the Huevos Verdes/El Pluma mineralized trend. The sample, taken from both vein outcrop and float, yielded results ranging from nil to 14.3 g/t gold and 45.6 g/t silver.

     The underground exploration work currently underway includes the sinking of two 45-degree angle decline shafts and the construction of tunnels or galleries on two levels of the main Huevos Verdes vein. During 2004 some 1,912m of horizontal and 510m of vertical workings were completed. The immediate objective is to define a minable ore reserve through bulk sampling and drilling on these two levels. This is an essential step prior to considering the mine development decision. It is estimated that the length of the galleries that will permit exploration along the vein will initially be approximately 2,270 m (about 7,500 feet).

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

              An estimate was done under contract for Minera Andes by Snowden Mining Industry Consultants Inc. ("Snowden"). Snowden, an internationally recognized consulting engineering firm headquartered in Australia, provided a report dated July 26, 2002 authored by Robert Cinits, P.Geo., and Steven Blower, P. Geo., pursuant to Canadian National Instrument 43-101 (the "Report"). The Snowden staff based in Vancouver, B.C. completed the study. The Report was previously filed on SEDAR on August 16, 2002 and is available for review on their Web site.

              Our summary of this study indicates mineralized material containing 922,600 gold equivalent ounces or 55.4 million silver equivalent ounces above a 50 g/t silver cutoff grade from the Huevos Verdes and the Saavedra West areas of the San Jose project. (Au equivalent is based upon $300 gold and $5.00 silver prices, or a 60:1 silver/gold ratio, which does not take into consideration possible differences in metal recoveries.)

              i.  Huevos Verdes Mineralized Material

                  In a 2.2 km section of epithermal vein at Huevos Verdes Snowden estimated mineralized material to total 3,584,000 tonnes grading 235.3 g/t silver and 2.72 g/t gold using a cutoff grade of 50 g/t Ag. Table 1 summarizes the classified mineralized material estimate for the Huevos Verdes zone at various silver cutoff grades.


                  ==============================================================
                          Table 1. Huevos Verdes Mineralized Material
                  ==============================================================
                   Ag        Tonnage                                   Au
                  Cutoff     Tonnes      Ag Grade     Au Grade     Equivalent*
                  (g/t)      (x1000)       (g/t)        (g/t)         (g/t)
                  --------------------------------------------------------------
                   750         163         884.1         8.88         23.61
                  --------------------------------------------------------------
                   500         381         725.2         7.50         19.59
                  --------------------------------------------------------------
                   250        1073         475.1         5.03         12.95
                  --------------------------------------------------------------
                   200        1536         399.4         4.16         10.82
                  --------------------------------------------------------------
                   150        2100         339.4         3.70          9.36
                  --------------------------------------------------------------
                   100        2599         297.6         3.34          8.30
                  --------------------------------------------------------------
                    50        3584         235.3         2.72          6.64
                  --------------------------------------------------------------

                    (*) Au equivalent is based upon $300 gold and $5.00 silver prices, or a 60:1 silver/gold ratio, which does not take into consideration possible differences in metal recoveries.
                  ==============================================================

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

                  ===========================================================
                        Table 2. Saavedra West Mineralized Material
                  ===========================================================
                    Ag       Tonnage                                   Au
                  Cutoff      Tonnes     Ag Grade     Au Grade     Equivalent
                  (g/t)      (x1000)      (g/t)        (g/t)          (g/t)
                  ----------------------------------------------------------
                   750          34        807.9         6.04          19.51
                  ----------------------------------------------------------
                   500          85        683.8         4.49          15.89
                  ----------------------------------------------------------
                   250         305        447.0         2.45           9.90
                  ----------------------------------------------------------
                   200         556        342.3         1.58           7.28
                  ----------------------------------------------------------
                   150         657        317.0         1.36           6.65
                  ----------------------------------------------------------
                   100         794        283.5         1.19           5.92
                  ----------------------------------------------------------
                    50         961        245.9         1.00           5.10
                  ----------------------------------------------------------

                    (*) Au equivalent is based upon $300 gold and $5.00 silver prices, or a 60:1 silver/gold ratio, which does not take into consideration possible differences in metal recoveries.
                  ==========================================================

                                       23

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

     4.  San Jose Project Ownership

     The San Jose project area is made up of one cateo and 46 manifestations of discovery totaling 40,499 ha. The cateos are located in the western half of the province of Santa Cruz. All of the cateos are controlled 100% by Minera Santa Cruz S.A., a holding and operating company set up under the terms of the agreement with MHC. Any production from these lands may be subject to a provincial royalty. Holding costs for 2005 are estimated to be $332,800.

     On March 15, 2001, we signed an option and joint venture agreement with MHC for the exploration and possible development of Minera Andes' epithermal gold-silver exploration land package at El Pluma/Cerro Saavedra (now referred to as the San Jose project), including Huevos Verdes.

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

     Once MHC vested at 51% ownership, we had the option of participating in the development of a pilot production plant that would process a minimum of 50 tons per day (tpd). We could participate on either a pro-rata basis, or by choosing to retain a 35% "carried" ownership interest. Upon the successful completion and operation of the 50 tpd plant, we would have the option of participating on a pro-rata basis, or choosing a 15% interest in return to being "carried" to first production of 500 tpd. Failure by either party to contribute to work programs will result in simple dilution of that party's interest in the project.

     On May 6, 2003 we received notice from MHC pursuant to the option agreement with MHC that it had completed $3,000,000 in expenditures and would vest 51% in the San Jose project.

     On July 1, 2003, MHC acquired 51% of the issued and outstanding shares of MSC pursuant to the option agreement with MHC.

     On July 24, 2003 we announced that MSC has a planned exploration program and budget which covers a 17-month period to November 2004 and will consist of a comprehensive program that includes underground exploration/development, environmental studies, metallurgical studies, and construction and commissioning of a pilot plant at the Huevos Verdes vein area. In addition, a program of geophysics, surface sampling and drilling is planned for targets at the San Jose project, other than Huevos Verdes. The program is budgeted at $12.2 million as follows:

     Additional exploration at San Jose: $2.0 million
     Underground exploration and reserve development at Huevos Verdes: $4.2 million
     Metallurgical testing and pilot plant construction at Huevos Verdes: $6.0 million

     On September 11, 2003 we notified MHC that we opted to retain our 49% ownership in MSC.

     At Huevos Verdes, MHC, as operator of the project, is currently constructing two inclined shafts and a series of workings (4,259 m in total) on two levels to facilitate underground exploration with the goal of upgrading the existing gold-silver resource to the reserve category.

     In October 2004, an amendment to the joint venture agreement eliminated a requirement for initial preliminary production from a 50 ton-per-day (tpd) pilot plant to process mined ore if the Huevos Verdes vein proceeds to production. The amendment allows the parties to eliminate a costly pilot plant and proceed directly to full production based on a positive bankable feasibility study.

C.   Santa Cruz Project Property Summary
     -----------------------------------

     1. Santa Cruz Project Location

     Minera Andes currently holds 20 cateos and 57 manifestations of discovery in the Deseado Massif region of Santa Cruz. These properties are located at moderate elevations (300 to 1,000 m above sea level). Topography varies from gently rolling to locally rugged. The Deseado Massif is a cold desert. Access to the properties is by dirt road and trail.

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

     Minera Andes has been actively exploring in the region since 1997. The properties have been acquired on the basis of geologic and geochemical reconnaissance. Geologic evaluation of these grassroots targets is ongoing. In 2004 Minera Andes identified four new gold/silver prospects and drilled two properties, El Trumai and La Huella, in Santa Cruz province. Additional drilling at these and other properties will be undertaken in 2005.

     4. Santa Cruz Project Ownership

     We currently control 20 cateos and 57 manifestations of discovery (totaling 122,263 ha) in Santa Cruz province. Land holding costs for 2005 are estimated at $3,819.

D.   Chubut Project Property Summary
     -------------------------------

     1.  Chubut Project Location

     We currently hold 20 manifestations of discovery in the Precordilleran and Patagonian Massif regions of Chubut totaling 19,900 ha. These properties are located at moderate elevations (300 to 1000 m above sea level) in central and western Chubut. Access to the properties is by dirt road and trail.

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

     On the basis of fixed-wing overflights and general geological reconnaissance, an additional ten cateos were acquired in late 2002 in the northern Patagonian Massif and Precordilleran regions of Chubut. Expenditures in 2004 relate to an ongoing reconnaissance exploration program on these lands. A similar level of expenditure is planned for 2005.

     4.  Chubut Project Ownership

     We currently control 20 manifestations of discovery, totaling 19,900 ha, in Chubut province. Holding costs for 2005 are estimated at $2,020.

     In August 2000, Minera Andes Inc. and Brancote Holdings PLC subsidiaries signed an agreement to purchase two of Minera Andes' gold exploration properties in Chubut province, southern Argentina. The agreements cover the Willimanco, Leleque and Leon properties. Brancote's Argentine subsidiaries, Minera El Desquite S.A. and Cordon Leleque S.A., had a four-year option to purchase Willimanco and Leleque (and adjoining Leon properties) for a combined total of $1.25 million and a 2% net smelter return royalty. Following the acquisition of Brancote Holdings PLC by Meridian Gold Inc., Minera Andes completed the sale to Meridian Gold of the Willimanco, Leleque and Leon properties for US$720,000 and Peso$200,000 for an approximate total of US$777,000.

Summary

The above disclosure on our properties has been prepared by, and/or reviewed by Brian Gavin, Vice President-Exploration of Minera Andes Inc. and a "qualified person" within the meaning of Canada's National Instrument 43-101.


ITEM 3.   LEGAL PROCEEDINGS

We are not currently aware of any material legal proceeding, actual, contemplated or threatened, to which we are a party or of which any of our property interests is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Shares are listed on the TSX Venture Exchange ("TSX-V") under the trading symbol MAI and, since November 5, 1997, the Common Shares have also been quoted on the NASD's OTC Bulletin Board over -the-counter market under the trading symbol MNEAF.

The high and low prices for the Common Shares reported by the TSX-V for each of the quarters during the years ended December 31, 2004 and 2003 are set forth in the table below:

                                               High ($Cdn)       Low ($Cdn)

     2003     January - March                     0.55             0.25
              April - June                        0.31             0.25
              July - September                    0.43             0.24
              October - December                  0.65             0.31

     2004     January - March                     0.84             0.47
              April - June                        0.58             0.38
              July - September                    0.65             0.36
              October - December                  0.79             0.60

The high and low prices for the Common Shares reported for the OTC Bulleting Board for each of the quarters during the years ended December 31, 2004 and December 31, 2003 are set forth in the table below:

                                               High ($US)         Low ($US)

     2003     January - March                     0.35              0.18
              April - June                        0.25              0.18
              July - September                    0.32              0.18
              October - December                  0.51              0.24

     2004     January - March                     0.63              0.33
              April - June                        0.45              0.28
              July - September                    0.51              0.28
              October - December                  0.63              0.49

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of December 31, 2004, there were approximately 227 holders of record of our Common Shares. No dividends have ever been paid on our Common Shares, and we intend to retain any earnings for use in the business and do not expect to pay dividends in the foreseeable future.

At December 31, 2004, 309,000 options were available for grant under our stock option plan ("the Plan"). The aggregate number of shares to be delivered upon exercise of all options granted under our stock options plan shall not exceed 20% of our issued and outstanding Common Shares up to a maximum of 6,000,000 shares. No participant may be granted an option under the Plan which exceeds the number of shares permitted to be granted pursuant to rules or policies of any stock exchange on which the Common Shares is then listed.



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

                                        EQUITY COMPENSATION PLAN INFORMATION

====================================================================================================================
                                No. of securities to be        Weighted-average            No. of securities
                                 issued upon exercise          exercise price of           remaining available for
                                    of outstanding            outstanding options,         future issuance under
                                 options, warrants and        warrants and rights           equity compensation
                                        rights                                          plans (excluding securities
                                                                                         reflected in column (a))

                                         (a)                         (b)                           (c)
   Plan Category
====================================================================================================================
Equity compensation                    4,698,500                   Cdn$0.49                      309,000
plans approved by
security holders
 --------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                            --                        --                            --
--------------------------------------------------------------------------------------------------------------------
Total                                  4,698,500                   Cdn$0.49                      309,000
====================================================================================================================

Recent Sale of Unregistered Securities

On March 22, 2005, we sold 18,180,450 units to accredited investors at a price of Cdn$0.55 per unit for an aggregate of approximately Cdn$10 million
(US$8,261,778). Each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.70 per share for a period of 60 months from the closing date. The agents for the offering were Canaccord Capital Corporation and Raymond James Ltd., with offers and sales in the United States made by Canaccord Capital U.S.A. The agents received cash commissions of 7% of the gross proceeds and agents' warrants for the purchase of 1,272,632 common shares (7% of the aggregate number of units sold in the offering) at an exercise price of Cdn$0.70 per common share for a period of 24 months from the date of issue. In reliance on Rule 903 of Regulation S under the Securities Act of 1933, as amended (the "Securities
Act"), units were offered and sold to purchasers outside of the United States subject to Category 2 offering restrictions, without any directed selling efforts. In reliance on Rule 506 of Regulation D under the Securities Act, units were also offered and sold, without general solicitation or advertising and subject to resale restrictions, to accredited investors in the United States who represented they were purchasing with investment intent and without a view to distribute the units.

                                       28

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the years ended December 31, 2004 and 2003 which have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Differences from U.S. GAAP are described in Note 12 to the audited consolidated financial statements. Our financial condition and results of operations are not necessarily indicative of what may be expected in future years.

Overview

Minera Andes was incorporated in Alberta in July 1994 and went public in November 1995 through an amalgamation with Scotia Prime Minerals, Incorporated, also an Alberta corporation. We are a reporting issuer in Alberta, British Columbia, Ontario and Nova Scotia and trade our common shares on the TSX Venture Exchange under the symbol MAI. We are also a Form 10-KSB filer in the U.S. and trade on the NASD OTC Bulletin Board under the symbol MNEAF.

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

Our current properties and projects consist of mineral rights and applications for mineral rights covering approximately 203,562 hectares in three Argentine provinces. The lands comprise option-to-purchase contracts, exploration, and mining agreements and direct interests through our filings for exploration concessions. Our properties are all early stage exploration prospects, except for the San Jose property, which is an advanced-stage exploration project. No proven or probable reserves have yet been identified, however, at the San Jose property a feasibility study is underway that plans to convert some of the mineralized material to the proven and probable categories. See "Description of Properties."

Through our subsidiaries and joint ventures we own a 49% equity interest in MSC, which owns the San Jose gold/silver property in Southern Argentina, and a 100% interest in over 10 mineral properties in Argentina. San Jose is currently in advanced exploration and underground development and a production decision is expected in the third quarter of 2005 when the feasibility study is planned for completion.

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

Business Strategy and Development

Our business and development strategy since our inception in 1994 has been to focus primarily on the acquisition and development of exploration stage gold/silver and copper properties in Argentina and on the exploration and development of these properties. Our current portfolio of properties consists of mineral rights and applications for mineral rights, covering approximately 203,562 hectares in three provinces in Argentina.

We carry out business by acquiring, exploring and evaluating mineral properties through our ongoing exploration program. Following exploration, we either seek to enter joint ventures to further develop these properties or dispose of them if the properties do not meet our requirements. We have one advanced stage exploration property, the San Jose property, and several early stage exploration properties with no proven or probable reserves currently identified.

Given our developing mineral resource at San Jose, our partner, who owns a 51% interest in the project, is currently carrying out technical studies including a feasibility study to define a mineable reserve. At the San Jose project, our partner commenced underground exploration in 2003, and now expects to reach a production decision in the second half of 2005. The production decision originally anticipated last year has taken longer due to positive exploration results which expanded the exploration program and feasibility study. If the production decision is positive we could attain gold production commencing in 2006. However, there can be no assurance that a production decision will be positive and start-up can be completed as anticipated or that our production will be achieved.

Our objective is to grow our business to become a gold/silver producer over the next few years and to add new properties that have the potential to become profitable, producing mines. Due to higher gold prices and our improved financial condition, we believe we are well placed to pursue the acquisition or development of exploration properties in Argentina. We are actively investigating the potential acquisition of new mineral exploration properties. However, we presently have no agreement or understanding with respect to any potential transaction. We have increased exploration activities and expenditures on our current exploration properties in Argentina.

Overview of 2004

Our financial condition showed an improvement during 2004 through the raising of funds through equity financing and completion of a credit facility. Cash and cash equivalents at the end of 2004 was $1.7 million, a decrease of $.5 million from the end of 2003. Equity offerings and warrant and option exercises provided a net of $5 million during the year and $1 million was drawn on the credit facility. In addition, several other significant milestones were achieved during 2004:

Minera Andes and its joint venture partner commissioned a feasibility study at the San Jose project.

o    We completed public equity offerings which provided a net $4.5 million;

o We completed a credit facility of up to $4 million for feasibility completion and underground construction at the San Jose project;

o    We funded and maintained our 49% interest in the San Jose project;

o    We acquired several new exploration land packages in southern Argentina;

o Our partner in the San Jose project completed 2.3 km of underground exploration workings on the Huevos Verdes vein and continued engineering and geologic studies of the economic potential of the property;

o We advanced exploration on several wholly owned mineral properties and made gold and silver discoveries on two properties that have advanced to the drilling stage, and;

o    We continued to pursue new growth opportunities.

Trends Affecting our Operations During 2004

Gold prices have now trended generally upward for nearly four years from a low of $256 in early April 2001 to $454 per ounce in December 2004, an average annual increase of 14%. The higher gold price increased our ability to equity finance during 2004.

The market for gold company equities generally strengthened during 2004. Our common share price began the year at $0.53 and ended the year at $0.70. The increased interest in investing in gold and gold mining companies during the past three years has made exploration and development capital more readily available. As a result, we successfully raised $5 million of new equity funds during 2004, including option and warrant exercises. We used portions of the cash to make joint venture payments, acquire new exploration properties in Argentina, and to fund exploration and development activities at the San Jose project and other projects in our property portfolio. In 2005 we anticipate using our cash to maintain our interest in the San Jose project, and to fund other exploration activities and for other general corporate purposes. We also expect we may have to raise additional funds to maintain our programs and interest in the San Jose project.

Plan of Operations

We have budgeted and plan to spend approximately $3.0 million on our mineral property and exploration activities and general and administrative expenses through 2005, with work being conducted on several properties including an ongoing reconnaissance program designed to make new acquisitions. See "Description of Properties." In addition, there are plans to spend $8.2 million for exploration, development, and feasibility completion by the third quarter of 2005 on the San Jose project that is owned by MSC, an Argentine corporation owned by Minera Andes Inc. (49%) and MHC (51%). Assuming a positive feasibility outcome MSC plans to seek non-recourse debt financing to complete construction of the project. If this financing is available we may not be required to spend additional equity funds on the project, however, the financing of the project is uncertain at this time. To maintain our 49% interest in MSC we may need to raise additional funds in 2005. If we cannot match MHC pro rata, we expect to have our interest in the San Jose project diluted in accordance with the joint venture agreement. Failure by either party to contribute to work programs will result in simple dilution of that party's interest in the project. If additional funds are raised during 2005 through the exercise of warrants or options, through a further equity financing, through debt financing, by the sale of property interests, or by joint venture financing, additional exploration would be planned and carried out on our properties. If we were to develop a property or a group of properties beyond the exploration stage, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt, or a combination of equity and debt. There is no assurance that such financing, if necessary, would be available to us on favorable terms.

As of December 31, 2004, the Company had working capital of approximately $1.6 million, and a pending $2 million loan facility, sufficient, together with funds from the joint venture on the San Jose property, as estimated by management, to cover its budgeted expenditures for mineral property and exploration activities on its properties outside the San Jose project in Argentina, and general and administrative expenses through at least the end of 2005.

On March 15, 2001, we signed an option and joint venture agreement with MHC, Lima, Peru, for the exploration and possible development of Minera Andes' 217,000-acre (88,000 hectares) epithermal gold-silver exploration land package in southern Argentina. The land package, known as San Jose (formerly El Pluma/Cerro Saavedra), includes Huevos Verdes, a high-grade gold/silver vein system target, and Minera Andes' most advanced exploration prospect.

Under the agreement, MHC could earn a 51% ownership in the JV by spending a total of $3 million in three years, and a minimum of $100,000 per year on exploration targets within the JV, other than Huevos Verdes, the most advanced prospect. In addition, MHC will make semiannual payments totaling $400,000 per year (subsequently amended to $200,000 per year as noted below) until pilot plant production is achieved. To date, MHC has made all required payments.

On May 6, 2003, we received notice from MHC that, according to their records, they have fulfilled all obligations necessary to enable MHC to vest at 51% in the San Jose project, including all obligations under section 4.1.2 of the Option and Joint Venture Agreement dated March 15, 2001 (see Item 2 in the 2002 Form10-KSB and Exhibit 10.19 to the 2000 Form 10-KSB). The Company has reviewed and accepted the information submitted by MHC.

Once MHC had vested at 51% ownership, Minera Andes had the option of participating in the development of a pilot production plant that would process a minimum of 50 tons per day (tpd). Minera Andes had the option to participate on either a pro-rata basis, or by choosing to retain a 35% "carried" ownership interest. Upon the successful completion and operation of the 50 tpd plant, Minera Andes would have the option of participating on a pro-rata basis, or choosing a 15% interest in return to being "carried" to first production of 500 tpd.

In the fourth quarter 2003, we notified MHC of our intent to subscribe for additional equity in MSC, so as to maintain our 49% interest. We made a payment to MSC of $1.7 million that will fund our 49% interest in the San Jose project through MSC.

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

In September 2003, Allan J. Marter, a financially competent person on the audit committee, resigned from the board of directors, due to other obligations. As of December 31, 2004, our board of directors has determined that we did not have a financial expert, as defined by Item 401(e) of Reg. S-B, on the audit committee. We are seeking to add a new director to the audit committee who would qualify as a financial expert.

On October 20, 2004, Minera Andes and MHC reached an amendment to the joint venture agreement whereby the advanced-stage San Jose/Huevos Verdes project can proceed directly to a large-scale milling operation should the feasibility study underway reach a positive production decision outcome.

The amendment to the joint venture agreement eliminates a requirement for initial preliminary production from a 50 ton-per-day (tpd) pilot plant to process mined ore if the project proceeds to production. The amendment allows the parties to eliminate the costly pilot plant and proceed directly to full production based on a positive bankable feasibility study.

As exploration and construction has advanced at the project, it has become apparent that a costly pilot plant can be eliminated by using a smaller, off-site bench-scale pilot plant at a metallurgical laboratory. Eliminating the 50 tpd pilot plant will save considerable time and money should a positive feasibility study be produced early next year. Underground construction and exploration has revealed higher grade silver/gold mineralization than was discovered in surface drilling, as well as previously unknown parallel veins and mineralized offshoots from the main Huevos Verdes vein. The new discoveries hold potential for increased production tonnage.

A bankable feasibility study is now underway by MSC to determine the economic viability of Huevos Verdes. The study is being managed by MTB Project Management Professionals, Inc., of Denver. The purpose of the feasibility study, due for completion in the third quarter of 2005, is to provide an independent third party determination of the technical and economic viability of Huevos Verdes.

The property payment structure from MHC to Minera Andes has also been changed in the amendment where original payments totaled US$400,000 a year until a 50-ton per day pilot was built. In lieu of building the pilot plant, the Corporation will receive payments from MHC of US$400,000 annually that will continue until a positive feasibility study is received. Payments are then reduced to US$200,000 annually until the MSC board of directors approves a positive mine completion plan. When the plan is approved by the board, payments terminate.

On October 21, 2004, we accepted an offer letter from Macquarie Bank Limited (OMacquarieO) to provide a loan facility of up to $4 million. This facility is to be provided in two tranches to provide funding for our 49% portion of the costs of completing a bankable feasibility study and related development work for the San Jos project. Macquarie is an international banking group active in providing project financing to the mining sector.

The $4 million debt facility to be provided by Macquarie consists of an initial tranche of $2.0 million available for two years from draw-down and a further facility of $2.0 million to be provided prior to 30 June 2005, subject to achievement of positive exploration and development at Huevos Verdes to the satisfaction of Macquarie. This facility will act as bridge financing for our share of the costs of completing a feasibility study and initial work with respect to establishing a mine at Huevos Verdes. We received $1.0 million of the first tranche in December 2004 and the remaining $1.0 million of the first tranche in February 2005.

The commercial terms of the loan include a facility fee of 1.5% of the principal amount of the initial tranche and interest of Libor plus 2% per annum (p.a.), currently totaling approx 4.1% p.a. In addition we have issued share purchase warrants to acquire approximately 2,738,700 Common Shares of the Corporation at an exercise price of approximately Cdn$0.91 per share. The warrants exercise price is calculated at a 20 percent premium to the volume weighted average of the Corporation's common stock determined from the ten business days prior to acceptance of this offer. Each warrant is to be exercisable for two years. Additional share purchase warrants may be issued in regard to the second tranche of $2.0 million, on terms calculated in a similar manner at that time, upon fulfillment of conditions precedent for that tranche.

Results of Operations

2004 compared to 2003

In 2004, our net loss was $2.1 million (3 cents per share), compared with a net loss of $1.5 million (4 cents per share) in 2003. Our general and administrative costs were $1.7 million in 2004 compared to $1.5 million in 2003. The following table summarizes the significant changes in operations in 2004 compared to 2003.

     Description                                       2004          2003
     -----------                                       ----          ----

     Legal, audit and accounting fees1              $ 235,973      $223,824

     Consulting Fees2                               $ 527,838      $418,730

     Foreign Exchange3                              $(260,549)     $(74,005)

     Insurance4                                     $  69,180      $ 17,598

     Office Overhead and administration fees5       $ 526,279      $177,256

     Wages and benefits6                            $ 508,943      $187,374

Notes:

(1) Audit and accounting fees increased this year due to an overall increase in audit fees. Legal expenses were higher in 2003 due to the review of a potential merger that year.

(2) There were additional consultants hired in 2004 due to our increased public and investor relations program, which increased consultant fees. Additional consultants were also hired in 2004 to assist with accounting and financial matters. In addition, stock option compensation relating to consultants, valued at $127,516, was expensed to consulting fees.

(3) We realized a gain in foreign exchange. This is mostly related to the effect of a weakening U.S. dollar offset by the associated impact on the value of cash equivalents invested in Canadian dollar instruments.

(4) We increased our directors and officers insurance in 2004 and there was also a substantial increase in our general liability insurance.

(5) Office overhead increased due to public and investor relations program expenses, including a substantial direct mailing, increased advertising and numerous conferences attended during the year, and expenses relating to the move of our corporate headquarters.

(6) Stock option compensation relating to employees and directors, valued at $478,020, was expensed to wages and benefits expense. Previously the Company was only required to disclose the pro forma effect of stock options issued to employees and directors in the notes to the financial statements.

In 2005 we will be continuing the prospecting, acquisition, exploration and evaluation of property interests that have been our hallmark since our inception, and we will focus on the Santa Cruz, Chubut and San Juan properties. As in the past, if a property or program does not meet our requirements in the future, costs associated with abandonment of the property or program will result in a charge to operations. For this reason, we may incur additional write-offs in future periods, although the amounts of such write-offs are difficult to predict, as they will be determined by the results of future exploration activities.

Mineral property and deferred exploration costs in 2004 amounted to $1.9 million compared to $0.5 million in 2003.

The following table summarizes the significant changes in exploration expense for 2004 compared to 2003.

     Description                        2004              2003
     -----------                        ----              ----
     Geology1                         $729,425          $ 89,845

     Legal2                           $ 47,659          $ 29,230

     Travel3                          $ 93,951          $ 78,222

     Project Overhead4                $ 64,503          $  8,018

Notes:

(1) Geology increased due to an expanded exploration program, and work on our projects including drilling.

(2) Legal fees increased due to increased land acquisitions and due diligence work.

(3)  Travel increased due to an expanded exploration program.

(4) Project overhead increased due to increased rentals, and the increase of expenses at the field office.


2003 compared to 2002

In 2003, our net loss was $1.5 million (4 cents per share), compared with a net income of $0.4 million (1 cent per share) in 2002. Our general and administrative costs were $1.5 million in 2003 compared to $0.5 million in 2002. Income from the gain on sale of the Chubut properties was $0.9 million in 2002, which gave us our first net income.

Mineral property and deferred exploration costs in 2003 amounted to $0.5 million compared to $0.3 million in 2002. We focused nearly all our available exploration resources on the San Jose project in Santa Cruz province during 2003, and the success of the exploration carried out on these properties over the last few years resulted in the joint venture arrangement which was signed March 15, 2001. We received mineral property option proceeds of $400,000 from the joint venture in 2003 and in 2002. In 2002, we sold two of our Chubut properties (Willimanco and Leleque) to Meridian Gold Inc. for $777,142. The properties were related to the purchase and sales agreement with Brancote Holding PLC, which merged with Meridian Gold Inc. in 2002. Meridian Gold Inc. became the surviving entity of the merger.

Contractual Obligations, Contingent Liabilities and Commitments

We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements. In addition we also enter into loan facilities as sources of financing for our advanced projects.



Our lease and loan obligations are as follows:

----------------------------------------- ------------------------------------------------
     Contractual Obligations                          Payments Due by Period
----------------------------------------- ------------------------------------------------
                                            Less than       1-3         3-5      More than
                                Total        1 year        years       years      5 years
----------------------------- ----------- ------------ ----------- ----------- -----------
Long Term Debt                $2,000,000  $       --   $ 2,000,000 $      --   $      --
----------------------------- ----------- ------------ ----------- ----------- -----------
Operating Lease Obligations       36,184        30,112       6,072        --          --
----------------------------- ----------- ------------ ----------- ----------- -----------
Purchase Obligations             444,320       444,320        --          --          --
----------------------------- ----------- ------------ ----------- ----------- -----------
Capital Lease Obligations        115,220       115,220        --          --          --
----------------------------- ----------- ------------ ----------- ----------- -----------
Other long-term liabilities         --            --          --          --          --
----------------------------- ----------- ------------ ----------- ----------- -----------
Total                         $2,595,724  $    589,652 $ 2,006,072 $      --   $      --
----------------------------- ----------- ------------ ----------- ----------- -----------

On December 2, 2003, we signed an agreement that obligated us to pay Degerstrom a royalty of $250,000 if any of the current properties, other than the properties comprising the San Jose project, meet certain conditions such as bankable feasibility or commercial production. Our obligation expires December
31, 2013. This royalty is not included in the above table. Additionally, we are obligated to fund our 49% of future costs at San Jose or our ownership will be diluted. These costs are excluded from the above table.

On December 16, 2004, Minera Andes Inc. closed on the US$2 million first tranche of the US$4 million loan facility from Macquarie Bank Limited ("Macquarie").
This facility is being provided in two tranches for funding of Minera Andes' 49% portion of the costs of completing a bankable feasibility study and related development work for the San Jose/Huevos Verdes silver/gold project in Argentina. Macquarie is an international banking group active in providing project financing to the mining sector.

In December 2004, Macquarie advanced US$1 million of the first US$2 million tranche, and the balance of US$1 million was advanced in February 2005. This first tranche of US$2 million is available for up to two-years from draw-down.
The second tranche of the facility, being an additional US$2 million, is to be provided prior to June 30, 2005, subject to achievement of positive exploration and development at Huevos Verdes to the satisfaction of Macquarie, regulatory approvals, and completion of documentation.

The commercial terms of the loan include a facility fee of 1.5% of the principal amount of the initial tranche and an interest rate of Libor plus 2% p.a., currently totaling approx 4.1% p.a. In addition, a success fee of US$20,000, being one percent of the principal amount of the first tranche, is payable to Xystus Limited for assisting with the structuring and negotiation of the loan facility. A similar success fee will be paid for the second tranche.

In connection with the first tranche of the facility, Minera Andes has issued share purchase warrants to Macquarie to acquire 2,738,700 Common Shares of Minera Andes at an exercise price of Cdn$0.91 per share. The warrants exercise price was calculated at a 20 percent premium to the volume weighted average of Minera Andes' common stock determined from the ten business days prior to acceptance of this offer. Each warrant is to be exercisable for two years and will expire on December 15, 2006. Additional share purchase warrants will be issueable to Macquarie in regard to the second tranche of US$2.0 million, on terms calculated in a similar manner at that time, upon fulfillment of conditions precedent for that tranche and appropriate regulatory approvals.

                                       36

During 2004, MSC signed agreements with third party providers relating to a feasibility evaluation, camp construction and communication services which will be completed or fulfilled during 2005. Our 49 percent portion of these commitments is $444,320.

Also during 2004, MSC signed capital lease agreements with a third party for the provision of four scoops and related maintenance service which will be completed or fulfilled during 2005. Our 49 percent portion of these commitments is $115,220.

In addition, mineral rights in Argentina are owned by the federal government and administered by the provinces. The provinces can levy a maximum 3% "mouth of mine" (gross proceeds) royalty. The provinces of Mendoza and Neuquen have waived their right to a royalty. The provinces of Rio Negro, San Juan, Santa Clara and Chubut have not yet established a policy regarding the royalty.

Exploration

Minera Andes has made significant strides in its business plan during 2004, particularly with development at the advanced-stage Huevos Verdes silver/gold vein, located within the San Jose project area in southern Argentina. In addition, new gold, silver and copper discoveries were made by Minera Andes on its 100 percent-owned exploration projects in Argentina. Management has been active in Argentina for eleven years and has developed a strong expertise in all aspects of conducting exploration/development business therein.

We currently have a portfolio of properties totaling about 10 projects on about 203,562 hectares of mineral exploration land in Argentina. The properties primarily contain gold, silver and copper mineralization targets. Several new exploration properties have been acquired through the filing of mineral applications. These properties reveal numerous similarities to Minera Andes' San Jose property in northern Santa Cruz province. In addition two properties advanced last year, Cerro Mojon and San Agustin, contain several mineralized structures with favorable geologic indicators and silver values up to 10 ounces per ton. These characteristics mirror much that has been discovered about San Jose. Other prospects contain structures with sinter-like quartz veining and anomalous arsenic and mercury.

All of our programs are supervised by Brian Gavin, vice president of exploration, who has reviewed the programs and is the qualified person under Canada's National Instrument 43-101.

Los Azules Project

In May of 2004 we reported the discovery of a large, enriched (chalcocite) copper zone at our 100% owned Los Azules property. The overall target area is approximately 1500 meters by 2000 meters. Drilling returned up to 0.8% copper over 36 meters and 120 meters of 0.54% copper within an area defined by geology, MIMDAS deep penetration IP and magnetic geophysical surveys. This new zone has been confirmed by four drill holes showing enriched copper over an area 1000 meters by 500 meters. A fifth drill hole penetrated a thick section of related surface alteration before stopping short of its target depth.


Nine reconnaissance core holes totaling 2,050 meters were drilled in the campaign to depths of between 154 to 330 meters. The primary focus of the drilling was to test the extension of known leachable (chalcocite) copper mineralization identified on the adjacent property. Minera Andes' drilling tested a deep penetrating IP chargeability high anomaly as well as a well-defined magnetic low on its eastern flank. Drilling at Los Azules encountered features typical of many porphyry copper systems. In the discovery zone, strongly leached cap rock extends from 65 to 161 meters depth followed by an enriched zone of secondary copper mineralization (chalcocite) overlying a zone of mixed secondary and primary (chalcopyrite) copper mineralization. The mineralization in our drilling is consistent with the mineralization observed in a prior drill hole by Battle Mountain Gold some 220 meters north of Minera Andes' property, which contained a 117-meter interval of 0.61% copper in the enriched zone.

-------------------------------------------------------------------------------
                   Significant Drilling Results at Los Azules

-------------------------------------------------------------------------------
                                Intersection        True            Total
                        TD         From To        Thickness         Copper
     Drill Hole        (m)       (m)     (m)         (m)          Percentage
-------------------- --------- ------- ------- ---------------- ---------------
      AZ-04-01          195      130     195               56        0.62
                                 150     192     including 36        0.82
-------------------- --------- ------- ------- ---------------- ---------------
      AZ-04-02         330.5     164     304              140        0.38
                                 164     190     including 26        0.47
                                 230     304           and 72        0.42
 -------------------- -------- -------- ------ ---------------- ---------------
      AZ-04-04         300.8     162     282              120        0.54
                                 162     202     including 40        0.59
                                 236     282           and 46        0.64
-------------------- --------- ------- ------- ---------------- ---------------
      AZ-04-07         168.8      96     152               56        0.44
                                 126     152     including 26        0.58
-------------------- --------- ------- ------- ---------------- ---------------

Hole AZ-04-03 drilled within the enriched copper target penetrated 154 meters of leached cap but failed to reach the enriched copper target. Other reconnaissance holes examined the outer boundaries of the target and tested these areas for the presence of primary sulfide mineralization. Drill hole AZ-05 tested an outcrop to the west of the geophysical anomalies and encountered fresh rhyolite. Core holes AZ-04-08 and AZ- 04-09 were drilled in the center of the induced polarization chargeability high and encountered mostly primary sulfides ranging from nil up to 0.25% copper. In addition, surface sampling encountered gold in breccias ranging from nil up to 6.94 grams per tonne in grab samples.

San Jose Project

A significant exploration and development program is underway at the San Jose gold/silver project in southern Argentina. The 2005 work program at the project is designed to complete the feasibility study and related exploration and development of the underground workings. The program will also complete construction of surface buildings and infrastructure and explore other vein targets already identified on the property. The development site at Huevos Verdes currently has a work force of 188 personnel.

The 2005 San Jose budget has been expanded to total approximately US$17 million, consisting of US$13.2 million in construction and reserve development of the Huevos Verdes vein, US$1.5 million for the completion of the feasibility study, and US$2.3 million for the exploration of additional targets on the property. It is anticipated that, following completion of a positive bankable feasibility in mid 2005, debt financing will be sought for the remainder of the required mine development budget.

An important part of the work underway at the San Jose project is a three-part drilling program designed to accelerate the conversion of resources into reserves, explore existing drill discoveries such as Huevos Verdes East and to test the new targets identified from the property-wide exploration program.

The drill program at San Jose will total approximately 30,000 meters in 96 drill holes. The total drilling program called for about 10,000 meters in 34 holes at Huevos Verdes; 11,180 meters in 38 holes at Huevos Verdes East and 8,000 meters in 24 holes on exploration targets within the San Jose property.

Several major events occurred in 2004 to advance the San Jose/Huevos Verdes construction project. The accelerated development at this vein-hosted, low-sulfidation, epithermal silver/gold mineralization system has moved the joint venture much closer to a production decision.

o A comprehensive, third-party feasibility study was commissioned to assess possible mine production.

o Underground construction commenced focused on an area of drill-proven, high-grade mineralization of some 2.3 km in length.

o Underground testing discovered new high-grade silver/gold zones and previously unknown veins. These discoveries hold potential for increased grade and tonnage at Huevos Verdes. One sample reported last year encountered bonanza grades of 728 ounces per ton (22,653 g/t) silver and
     6.4 ounces per ton (198 g/t) gold.

o Metallurgical testing of Huevos Verdes' silver/gold mineralization demonstrated high recoveries (over 90 percent for both silver and gold) are possible using standard industry technology.

o Reflecting confidence in Huevos Verdes, pre-production employment at San Jose project exceeded 160 by December 2004 compared to 53 in January 2004, an increase in work-force of over 300%.

o Access routes to the project area were completed, including a 28 km all-weather road with bridge access, and selected surface land rights were purchased at San Jose.

o Exploration at Huevos Verdes continued to identify more silver/gold mineralization. The Huevos Verdes vein itself remains open at depth and laterally. The entire San Jose project area is host to four parallel vein structures totaling some 32 kilometres in combined length, as outlined by reconnaissance field work and geophysical surveys conducted by Minera Andes. Only some 15% of the outlined vein package has yet been drilled.

o Drilling at Huevos Verdes East intersected significantly higher-grade silver/gold mineralization than is currently known at Huevos Verdes. The Huevos Verdes East vein is a parallel vein approximately two kilometers to the east of the Huevos Verdes vein and has excellent potential to expand the projects reserves.

Investor Relations

During 2004 we increased our attendance at trade shows and gold conferences to increase awareness in our activities in the mining industry. We also contracted a substantial direct mailing and advertised our corporate profile on several Web-based sites and in the news media. In addition, we have retained the services of a media consultant to design company presentations and literature.

Liquidity and Capital Resources

Due to the nature of the mining business, the acquisition, exploration, and development of mineral properties requires significant expenditures prior to the commencement of production. To date, we have financed our activities through the sale of equity securities and joint venture arrangements. We expect to use similar financing techniques in the future, however, we cannot assure you that we will be successful in our financing activities in the future. Our ability to continue in operation is dependent on our ability to secure additional financing, and while we have been successful in doing so in the past (including the property and financing transactions in "Plan of Operations" and "Results of Operations" above), we cannot assure you that we will be able to do so in the future. Management is actively pursuing such additional sources of financing;

however, in the event this does not occur, there is doubt about the ability to continue as a going concern. Our financial statements do not include the adjustments that would be necessary should we be unable to continue as a going concern.

In recognition of our liquidity and capital resources, our independent public accountants have included a comment in their report on our accompanying consolidated financial statements for the year ended December 2004, that would express substantial doubt as to our ability to continue as a going concern .

Our exploration and development activities and funding opportunities, as well as those of our joint venture partner, may be materially affected by precious and base metal price levels and changes in those levels. The market prices of precious and base metals are determined in world markets and are affected by numerous factors which are beyond our control.

At December 31, 2004, we had cash and cash equivalents of $1.7 million, compared to cash and cash equivalents of $2.2 million as of December 31, 2003. Working capital at December 31, 2004 was $1.6 million compared with $2.3 million at the end of 2003. Net cash used in operating activities during 2004 was $0.9 million compared with $1.0 million in 2003. Investing activities in 2004 used $5.6 million, compared with $2.4 million used in 2003. The increase in investing activity is due to the investment in the San Jose project.

Also in 2004, we secured a two-year loan facility of up to $4 million from Macquarie Bank Limited ("Macquarie"). All amounts advanced are due in December 2006. This facility is to be provided in two tranches to fund our 49% portion of the costs of completing a bankable feasibility study and related development work for the San Jose/Huevos Verdes gold/silver project in Argentina.

We received $1,000,000 of the first tranche in December 2004 and the remaining $1,000,000 of the first tranche in February 2005. As at December 31, 2004, interest expense incurred was $33,913, of which all was capitalized to the Investment in MSC.

The principal financing activities during 2004 were a private placement which raised proceeds of $4,545,455, net of agents' commissions, through the issuance of 10,000,000 units at a price of Cdn$0.65 per unit; gross proceeds of $250,401 for the exercise of 648,375 warrants; gross proceeds of $239,610 for the exercise of 867,566 broker warrants; and $78,400 for the exercise of 330,000 stock options.

The principal financing activities during 2003 were a private placement which raised proceeds of $4,674,790, net of agents' commissions, through the issuance of 22,000,000 units at a price of Cdn$0.30 per unit; gross proceeds of $11,287 for the exercise of 50,000 warrants; gross proceeds of $48,677 for the exercise of 441,667 broker warrants; and $66,696 for the exercise of 345,000 stock options.

Outlook

We expect that the San Jose project will reach a production decision in 2005, but will require additional cash for the development of the project described above. It is anticipated that exploration on other projects and acquisition of new projects will require additional cash.

At December 31, 2004 there was approximately $1.7 million of cash and cash equivalents on hand and a pending credit facility of up to $3.0 million. In addition, in March of 2005, we completed an equity financing that netted $7.45 million. We anticipate capital spending of approximately $11.2 million in 2005; however, our cash needs may change for the San Jose project, as new exploration may cause the budget to increase or decrease depending on its success.

Looking Ahead

Our main objectives in 2005 are to:

o    maintain our 49% interest in the San Jose joint venture;

o    continue to evaluate and advance our current property portfolio;

o substantially increase exploration efforts with a focus on gold and silver targets in southern Argentina and elsewhere;

o continue efforts to seek out and evaluate acquisition and growth opportunities in Argentina, and;

o complete a bankable feasibility and advance the San Jose project toward a production decision at San Jose by the second half of 2005.

o complete bank project financing assuming a positive feasibility outcome and start process plant construction.

As more fully disclosed in Item 1 - "Risk Factors Related to our Business", numerous factors could cause our estimates and expectations to be wrong or could lead our management to make changes in our plans. Under any of these circumstances, the estimates described above would likely change materially.

Mining in Argentina

We constantly review the social and political aspects of Argentina in general to apprise ourselves of the social situation and political risks that exist in the region. Argentina has benefited from an extended period of political stability and a democratic governmental system including orderly governmental transitions. It is our belief that Argentina is committed to creating a stable political and economic environment that will foster additional economic growth.

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


Recent U.S. Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities." In December 2003, the FASB issued a revision to this interpretation (FIN 46(r)). FIN 46(r) clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted FIN 46(r) in its entirety for the period ended December 31, 2004, which did not have a material effect on our consolidated financial statements.

In December 2003, the FASB revised SFAS No. 132 "Employers' Disclosures about Pensions and Other Post-Retirement Benefits - an amendment of FASB Statements No. 87, 88, and 106." SFAS No. 132 has been revised to include additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The revisions do not change the measurement or recognition of those plans required by existing standards. The revised SFAS No. 132 did not have a material effect on our consolidated financial statements.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued ("SFAS") No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that do not file as a small business issuer, SFAS No. 123(R) is effective for the first annual reporting period beginning after December 15, 2005.

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

The implementation of the not yet adopted US standards is not expected to have a material effect on the Company's financial statements.

Subsequent Events

On March 11, 2005, we issued 224,748 common shares for the exercise of broker warrants for net proceeds of $65,312.

On March 9, 2005, we received a $200,000 payment on the option agreement entered into with MHC, the majority shareholder of the Argentine Corporation formed to develop the San Jose project.

On March 22, 2005, we issued 18,180,450 units through a private placement at a price of Cdn$0.55 per unit for gross proceeds of approximately Cdn$10 million.



Under terms of the offering, each unit will consist of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.70 per share for a period of 60 months from the closing date. The issued securities are subject to a four month hold period.

Our agents will receive a 7% commission and agent's warrants equal to 7% of the aggregate number of units sold pursuant to the offering. Each agent's warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.70 per common share for a period of 24 months from the date of issue.

In reliance on Rule 903 of Regulation S under the Securities Act of 1933, as amended (the "Securities Act"), units were offered and sold to purchasers outside of the United States subject to Category 2 offering restrictions, without any directed selling efforts. In reliance on Rule 506 of Regulation D under the Securities Act, units were also offered and sold, without general solicitation or advertising and subject to resale restrictions, to accredited investors in the United States who represented they were purchasing with investment intent and without a view to distribute the units.

We intend to use the proceeds from the offering to fund our share of the construction costs for gold/silver ore reserve development and feasibility work at the advanced-stage San Jose/Huevos Verdes project in southern Argentina, as well as for other exploration and general corporate purposes. At Huevos Verdes, a work force of 180 is developing the underground workings exploring the main gold/silver vein. Surface facilities, including a work camp, compressor and maintenance facilities, have been completed and a 28-km all-weather road and bridge to access the work site is in daily use.

Other MD&A Requirements

The Management Discussion & Analysis should be read in conjunction with the Corporation's audited financials for the year ended December 31, 2004 also filed at WWW.SEDAR.COM.

Outstanding Share Data (as at March 31, 2005):

------------------------------ ---------------- -------------------------- ---------------------------------------
Class and Series of Security   Number           Expiry Date of             Relevant Terms
                               Outstanding      Convertible Securities
------------------------------ ---------------- -------------------------- ---------------------------------------
Common shares                  90,079,504
------------------------------ ---------------- -------------------------- ---------------------------------------
Stock options                    4,638,500      Various (August 28, 2005   Exercisable for one common share each
                                   (vested)     to March 21, 2013)         at Cdn$0.16 to Cdn$0.61
------------------------------ ---------------- -------------------------- ---------------------------------------
Purchase warrants              28,158,047       Various (September 12,     Exercisable for one common share each
                                                2005 to March 22, 2010)    at Cdn$0.50 to Cdn$0.91
------------------------------ ---------------- -------------------------- ---------------------------------------
Broker warrants                2,315,318        Various (September 12,     Exercisable for one common share each
                                                2005 to March 22, 2007)    at Cdn$0.35 to Cdn$0.80
------------------------------ ---------------- -------------------------- ---------------------------------------

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

                                       43

ITEM 7.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements                                  Page


         Report of Independent Registered Public Accounting Firm              45

         Comments by the Auditors for U.S. Readers on Canada - U.S.
         Reporting Differences                                                46

         Consolidated Balance Sheets at December 31, 2004 and 2003            47

         Consolidated Statements of Operations and Accumulated Deficit
         for the years ended December 31, 2004 and 2003 and for the
         period from July 1, 1994 (commencement) through December 31, 2004    48

         Consolidated Statements of Mineral Properties and Deferred
         Exploration Costs for the years ended December 31, 2004 and
         2003 and for the period from July 1, 1994 (commencement)
         through December 31, 2004                                            49

         Consolidated Statements of Cash Flows for the years ended
         December 31, 2004 and 2003 and for the period from July 1, 1994
         (commencement) through December 31, 2004                             50

         Notes to Consolidated Financial Statements                           52

                                BDO DUNWOODY LLP


Report of Independent Registered Public Accounting Firm

To the Shareholders of Minera Andes Inc.:

We have audited the consolidated balance sheets of Minera Andes Inc. (an exploration stage corporation) as at December 31, 2004 and 2003 and the consolidated statements of operations and accumulated deficit, mineral properties and deferred exploration costs and cash flows for the years then ended. We have also audited the consolidated statements of operations and accumulated deficit, mineral properties and deferred exploration costs and cash flows for the period from July 1, 1994 (commencement) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Minera Andes Inc. (an exploration stage corporation) as at December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended and for the period from July 1, 1994 (commencement) through December 31, 2004 in accordance with Canadian generally accepted accounting principles.


                                                           /s/  BDO Dunwoody LLP
                                                           ---------------------
                                                                BDO Dunwoody LLP


                                                           Chartered Accountants
                                                         Vancouver, B.C.  Canada
                                                                   March 4, 2005
                                            (except for Note 13, March 22, 2005)

Comments by the Auditors for U.S. Readers on Canada - U.S. Reporting Differences

Public Company Accounting Oversight Board (United States) reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern such as those described in Note 1 of the consolidated financial statements. Public Company Accounting Oversight Board (United States) reporting standards also require the addition of an explanatory paragraph (following the opinion paragraph) when changes in accounting policies, such as those involving 2004 stock-based compensation and 2004 asset retirement obligations described in
Note 2 of the consolidated financial statements, have a material effect on the consolidated financial statements. Our report to the shareholders dated March 4 2005, (except for Note 13, March 22, 2005) is expressed in accordance with Canadian reporting standards, which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

                                                           /s/  BDO Dunwoody LLP
                                                           ---------------------
                                                                BDO Dunwoody LLP


                                                           Chartered Accountants
                                                          Vancouver, B.C. Canada
                                                                   March 4, 2005
                                            (except for Note 13, March 22, 2005)




                                        MINERA ANDES INC.
                               "An Exploration Stage Corporation"
                                   CONSOLIDATED BALANCE SHEETS
                                         (U.S. Dollars)




                                                                    December 31,    December 31,
                                                                        2004            2003
                                                                    ------------    ------------
                                             ASSETS
Current:
         Cash and cash equivalents (Note 3)                         $  1,726,820    $  2,234,342

         Receivables and prepaid expenses                                111,570         228,123
                                                                    ------------    ------------
                Total current assets                                   1,838,390       2,462,465

Mineral properties and deferred exploration costs (Note 4)             2,827,655         915,299

Investment (Note 4 (b))                                                7,345,840       4,063,127

Equipment, net (Note 5)                                                   97,655          88,238
                                                                    ------------    ------------
                Total assets                                        $ 12,109,540    $  7,529,129
                                                                    ============    ============

                                           LIABILITIES

Current:
         Accounts payable and accruals                              $    257,268    $     96,640

         Bank loan interest payable                                        3,913            --

         Due to related parties (Note 9)                                    --            30,531
                                                                    ------------    ------------
                Total current liabilities                                261,181         127,171

Bank loan (Note 6)                                                       653,800            --
                                                                    ------------    ------------
                Total liabilities                                        914,981         127,171
                                                                    ------------    ------------
Commitments and contingencies (Notes 1 and 8)

                                      SHAREHOLDERS' EQUITY

Share capital (Note 7):

         Preferred shares, no par value, unlimited number authorized, none issued

         Common shares, no par value, unlimited number authorized

         Issued December 31, 2004--71,586,806 shares                  28,711,334      23,597,468
         Issued December 31, 2003--59,740,865 shares

         Contributed capital - stock option compensation               1,663,677         160,888
         (Notes 2 and 7)

            Accumulated deficit                                      (19,180,452)    (16,356,398)
                                                                    ------------    ------------
                Total shareholders' equity                            11,194,559       7,401,958
                                                                    ------------    ------------
                Total liabilities and shareholders' equity          $ 12,109,540    $  7,529,129
                                                                    ============    ============




         Approved by the Board of Directors:

         /s/  Allen V. Ambrose                               /s/  Bonnie L. Kuhn
         -----------------------------------                 -----------------------------------
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

                                           MINERA ANDES INC.
                                  "An Exploration Stage Corporation"
                     CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                            (U.S. Dollars)


                                                                 Year Ended              Period from
                                                         ----------------------------    July 1, 1994
                                                                                        (commencement)
                                                                                           through
                                                         December 31,    December 31,    December 31,
                                                             2004            2003            2004
                                                         ------------    ------------    ------------
Consulting fees (Note 7 (c))                             $    527,838    $    418,730    $  1,966,224

Depreciation                                                   13,347           2,191          77,497

Equipment rental                                                 --              --            21,522

Foreign exchange (gain) loss                                 (260,549)        (74,005)         96,683

Insurance                                                      69,180          17,598         322,071

Legal, audit and accounting fees                              235,973         223,824       1,511,205

Materials, supplies and maintenance                              --             1,250          49,260

Office overhead and administration fees                       526,279         177,256       2,388,744

Telephone                                                      22,856          28,869         416,834

Transfer agent                                                  9,077           9,106         116,756

Travel                                                         65,191          58,777         458,827

Wages and benefits (Note 7 (c))                               508,943         187,374       2,057,017

Write-off of deferred exploration costs (Note 4 (e))             --           422,112       8,540,235
                                                         ------------    ------------    ------------
Total expenses                                              1,718,135       1,473,082      18,022,875

Gain on sale of equipment                                      (7,742)           --          (112,330)

Gain on sale of property                                         --              --          (898,241)

Loss on investment (Note 4 (b))                               420,349            --           420,349

Interest income                                               (71,837)        (13,584)       (540,403)
                                                         ------------    ------------    ------------
Net loss for the period                                     2,058,905       1,459,498      16,892,250
                                                         ------------    ------------    ------------
Accumulated deficit, beginning of the period, as           16,356,398      14,263,900            --
previously reported

Adjustment for change in accounting for                       678,569            --           678,569
stock-based compensation (Note 2)
                                                         ------------    ------------    ------------
                                                           17,034,967      14,263,900         678,569

Adjustment on acquisition of royalty interest (Note 9)           --           500,000         500,000

Share issue costs                                              86,580         133,000       1,092,418

Deficiency on acquisition of subsidiary                          --              --            17,215
                                                         ------------    ------------    ------------
Accumulated deficit, end of the period                   $ 19,180,452    $ 16,356,398    $ 19,180,452
                                                         ============    ============    ============
Basic and diluted loss per common share                  $       0.03    $       0.04
                                                         ============    ============
Weighted average shares outstanding                        68,393,266      40,162,950
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

                                  MINERA ANDES INC.
                         "An Exploration Stage Corporation"
                    CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES
                           AND DEFERRED EXPLORATION COSTS
                                   (U.S. Dollars)


                                                 Year Ended           Period from
                                          ------------------------    July 1, 1994
                                                                     (commencement)
                                                                        through
                                         December 31,  December 31,   December 31,
                                              2004        2003            2004
                                          ----------   -----------    ------------
Administration fees                       $     --     $    20,316    $    392,837

Assays and analytical                        112,871         5,542       1,057,817

Construction and trenching                     2,661        15,733         526,351

Consulting fees                              109,779       108,522       1,172,793

Depreciation                                  26,442          --           197,067

Drilling                                     264,450          --         1,193,283

Equipment rental                             176,025          --           420,949

Geology                                      729,427        89,845       3,749,335

Geophysics                                      --            --           309,902

Insurance                                       --           9,426         255,559

Legal                                         47,659        29,230         741,487

Maintenance                                   18,097         1,936         181,214

Materials and supplies                        39,089         1,714         475,273

Project overhead                              64,503         8,018         385,658

Property and mineral rights                   88,762        19,683       1,412,599

Telephone                                     22,697         3,684         109,016

Travel                                        93,950        78,222       1,214,014

Wages and benefits                           115,944       130,072       1,296,478
                                          ----------   -----------    ------------
Costs incurred during the period           1,912,356       521,943      15,091,632

Deferred costs, beginning of the period      915,299     3,536,448            --

Deferred costs, acquired                        --            --           576,139

Deferred costs, contributed to MSC              --      (2,320,980)     (2,320,980)

Deferred costs written off                      --        (422,112)     (8,540,235)

Mineral property option proceeds, net           --        (400,000)     (1,978,901)
                                          ----------   -----------    ------------
Deferred costs, end of the period         $2,827,655   $   915,299    $  2,827,655
                                          ==========   ===========    ============


                   The accompanying notes are an integral part of
                      these consolidated financial statements.

                                         MINERA ANDES INC.
                                "An Exploration Stage Corporation"
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (U.S. Dollars)


                                                              Year Ended            Period from
                                                      --------------------------    July 1, 1994
                                                                                   (commencement)
                                                                                     through
                                                      December 31,   December 31,   December 31,
                                                         2004           2003           2004
                                                      -----------    -----------    ------------
Operating Activities:

      Net loss for the period                         $(2,058,905)   $(1,459,498)   $(16,892,250)

      Adjustments to reconcile net loss to net cash used in operating activities:

          Write-off of incorporation costs                   --             --               665

          Write-off of deferred exploration costs            --          422,112       8,540,235

          Loss on investment                              420,349           --           420,349

          Depreciation                                     13,347          2,191          77,497

          Stock option compensation                       478,020        127,516         638,908

          Gain on sale of equipment                        (7,742)          --          (112,330)

          Gain on sale of mineral properties                 --             --          (898,241)

          Change in:

              Receivables and prepaid expenses            116,553       (164,829)       (109,584)

              Accounts payable and accruals               160,628         73,396         238,067

              Bank loan interest payable                    3,913           --             3,913

              Due to related parties                      (30,531)         4,785            --
                                                      -----------    -----------    ------------
      Cash used in operating activities                  (904,368)      (994,327)     (8,092,771)
                                                      -----------    -----------    ------------
Investing Activities:

      Incorporation costs                                    --             --              (665)

      Purchase of equipment                               (29,247)       (84,949)       (257,672)

      Proceeds from sale of equipment                      14,225           --            14,225

      Proceeds from sale of property                         --             --           898,241

      Mineral properties and deferred exploration      (1,912,356)      (521,943)    (14,921,007)

      Investment                                       (4,103,062)    (1,742,147)     (5,845,209)

      Proceeds from sale of subsidiaries                     --             --             9,398

      Acquisition of royalty interest                        --         (500,000)       (500,000)

      Mineral property option proceeds                    400,000        400,000       2,378,901
                                                      -----------    -----------    ------------
      Cash used in investing activities                (5,630,440)    (2,449,039)    (18,223,788)
                                                      -----------    -----------    ------------

                                               MINERA ANDES INC.
                                      "An Exploration Stage Corporation"
                               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                                (U.S. Dollars)


                                                                                                Period from
                                                                                                July 1, 1994
                                                                             Year Ended        (commencement)
                                                                   --------------------------     through
                                                                   December 31,   December 31,  December 31,
                                                                      2004           2003         2004
                                                                   -----------    -----------   -----------
Financing Activities:

      Shares and subscriptions issued for cash, less issue costs     5,027,286      4,668,450    27,043,379

      Bank loan proceeds received                                    1,000,000           --       1,000,000
                                                                   -----------    -----------   -----------
      Cash provided by financing activities                          6,027,286      4,668,450    28,043,379
                                                                   -----------    -----------   -----------
Increase (decrease) in cash and cash equivalents                      (507,522)     1,225,084     1,726,820

Cash and cash equivalents, beginning of period                       2,234,342      1,009,258          --
                                                                   -----------    -----------   -----------
Cash and cash equivalents, end of period                           $ 1,726,820    $ 2,234,342   $ 1,726,820
                                                                   ===========    ===========   ===========

Supplementary disclosure of non-cash investing and financing activities and other information:

    Stock option compensation (Note 7)                             $   478,020    $   127,516   $   638,908
                                                                   -----------    -----------   -----------
    Retroactive adjustment on adoption of S3870 (Note 2(l))        $      --      $      --     $   678,569
                                                                   -----------    ----------   -----------
    Deferred costs, contributed to MSC (Note 4 (b))                $      --      $ 2,320,980   $ 2,320,980
                                                                   -----------    -----------   -----------
    Shares issued for acquisition                                  $      --      $      --     $   575,537
                                                                   -----------    -----------   -----------
    Interest and taxes paid                                        $      --      $      --     $      --
                                                                   -----------    -----------   -----------


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


                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (U.S. Dollars)


1.   NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

We are in the business of acquiring, exploring and evaluating mineral properties, and either entering into joint ventures, developing these properties further, or disposing of them when the evaluation is completed. At December 31, 2004, we were in the exploration stage and had interests in properties in three provinces in the Republic of Argentina.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability to obtain necessary financing to complete our development, and the future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using Canadian generally accepted accounting principles applicable to a going concern. The use of such principles may not be appropriate because, as of December 31, 2004, there was significant doubt that we would be able to continue as a going concern.

At December 31, 2004, we had an accumulated deficit of approximately $19 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, we have financed our activities through the issuance of equity securities and joint venture arrangements. We expect to use similar financing techniques in the future and are actively pursuing such additional sources of financing (see Note 13).

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

     a.   Consolidation/Reporting
          These consolidated financial statements include the accounts of Minera Andes Inc., an Alberta Corporation, and its wholly-owned subsidiaries, Minera Andes S.A. ("MASA"), Minera Andes (Cayman) Inc. ("MACI"), Minera Andes (Cayman 2) Inc. ("MACI2"), and Minera Andes (USA) Inc. ("MUSA"). Our investment in Minera Santa Cruz S.A. ("MSC"), an Argentine corporation, is accounted for by the equity method, whereby the Company records its investment and its 49% share of the income and expense of MSC. All significant intercompany transactions and balances have been eliminated from the consolidated financial statements.

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

     c.   Cash and Cash Equivalents
          We consider cash and cash equivalents to include amounts held in banks and highly liquid investments with remaining maturities at point of purchase of three months or less. We place our cash and cash investments with institutions of high credit worthiness. At times, such investments may be in excess of federal insurance limits.

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

     e.   Investment
          Investments, over which we exert significant influence, are accounted for using the equity method. Under this method, our share of the earnings and losses is included in operations and our investment therein is adjusted by a like amount. Where in management's opinion there has been a loss in value that is other than a temporary decline, the carrying value is reduced to estimated realizable value.

     f.   Equipment and Depreciation
          Equipment is recorded at cost, and depreciation is provided on a declining - balance basis over their estimated useful lives of up to five years at an annual rate of up to 40% to a residual value of 10%.

     g.   Share Issue Costs
          Commissions paid to underwriters on the issuance of our shares are charged directly to share capital. Other share issue costs, such as legal, accounting, auditing and printing costs, are charged to accumulated deficit.

     h.   Accounting for Income Taxes
          Income taxes are calculated using the liability method of accounting. Temporary differences arising from the difference between the tax basis of an asset or liability and its carrying amount on the balance sheet are used to calculate future income tax liabilities or assets. Future income tax assets and liabilities are measured using tax rates and laws that are expected to apply when the temporary differences are expected to reverse.

     i.   Basic and Diluted Loss Per Common Share
          Basic loss per share ("LPS") is calculated by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted LPS reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock.

          For the years ended December 31, 2004 and 2003, potentially dilutive common shares (relating to options and warrants outstanding at year end) totaling 25,031,259 (2003 - 17,561,500) were not included in the computation of loss per share because their effect was anti-dilutive.

     j.   Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates based on information available at the time, and assumptions that affect the reported amount of assets, particularly the recoverability of mineral properties and deferred exploration expenses, and the recording of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenditures during the reporting period.
          Actual results could differ from management's best estimates.

     k.   Fair Value of Financial Instruments
          The carrying values of cash and cash equivalents, receivables, accounts payable and accruals, bank loan interest payable and due to related parties, approximate their fair values due to the short term nature of the instruments. The fair value of the bank loan equals its carrying value since the debt agreement was entered into during December 2004. The fair value of the investment was not practical to determine. Unless otherwise noted, it is management's opinion that we are not exposed to significant foreign currency or other risks arising from these financial instruments.


     l.   Stock Based Compensation
          Effective January 1, 2004 we adopted on a retroactive basis without restatement, the new recommendations of CICA Handbook Section 3870, "Stock-Based Compensation and Other Stock-Based Payments", which requires companies to adopt the fair value method for all stock-based awards granted on or after January 1, 2002. Previously we used the intrinsic value method of accounting for stock options granted to employees and directors (for services rendered as a director) whereby we were only required to disclose the pro forma effect of stock options granted to the above noted parties in the notes to the financial statements. The effect of this change in accounting policy was to increase the accumulated deficit at January 1, 2004 by $678,569 with a corresponding increase to contributed surplus.

     m.   Asset Retirement Obligations
          Effective January 1, 2004, we adopted CICA 3110, "Asset Retirement
          Obligations" which requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurred a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The obligation is measured initially at fair value using present value methodology, and the resulting costs capitalized into the carrying amount of the related asset. In subsequent periods, the liability will be adjusted for any changes in the amount or timing of the underlying future cash flows. Capitalized asset retirement costs are depreciated on the same basis as the related asset and the discounted accretion of the liability is included in determining the results of operations.

          There is no material impact on the consolidated financial statements resulting from the adoption of section 3110 in the current or prior periods presented.

    3.   CASH AND CASH EQUIVALENTS

    Cash and cash equivalents are comprised of the following:

                                                                    -----------          -----------
                                                                        2004                 2003
                                                                    -----------          -----------
         Cash on hand - US dollar denominated bank accounts         $ 1,704,662          $   205,783

         Cash on hand- Canadian dollar denominated bank account          87,784            2,033,465

         (Overdraft) - Argentina Peso denominated bank account          (65,626)              (4,906)
                                                                    -----------          -----------
                                                                    $ 1,726,820          $  2,234,342
                                                                    ===========          ============

                                                  55



     4.   MINERAL PROPERTIES, DEFERRED EXPLORATION COSTS AND INVESTMENTS

          At December 31, 2004, we, through our subsidiaries and investment, hold interests in a total of approximately 203,562 hectares of mineral rights and mining lands in three Argentine provinces. Under our present acquisition and exploration programs, we are continually acquiring additional mineral property interests and exploring and evaluating our properties. If, after evaluation, a property does not meet our requirements, then the property and deferred exploration costs are written off to operations. All properties in Argentina are subject to a royalty agreement as disclosed in Note 8. Mineral property costs and deferred exploration costs, net of mineral property option proceeds, are as follows:


2004 COSTS BY PROPERTY

        ------------------------------------ -------------- --------------- -------------- --------------- ----------------
                                               San Juan       Santa Cruz       Chubut         General           Total
        Description                             Cateos          Cateos         Cateos       Exploration
        ------------------------------------ -------------- --------------- -------------- --------------- ----------------
        Balance, beginning of year              $  378,806      $  393,886     $  142,607       $      --      $   915,299
        ------------------------------------ -------------- --------------- -------------- --------------- ----------------
        Assays and analytical                       31,093          81,331             --             447          112,871
        ------------------------------------ -------------- --------------- -------------- --------------- ----------------
        Construction and trenching                   2,491             170             --              --            2,661
        ------------------------------------ -------------- --------------- -------------- --------------- ----------------
        Consulting fees                              7,067          35,012         10,182          57,518          109,779
        ------------------------------------ -------------- --------------- -------------- --------------- ----------------
        Depreciation                                    --              --             --          26,442           26,442
        ------------------------------------ -------------- --------------- -------------- --------------- ----------------
        Drilling                                   263,469             645             --             336          264,450
        ------------------------------------ -------------- --------------- -------------- --------------- ----------------
        Equipment Rental                           132,688          43,337             --              --          176,025
        ------------------------------------ -------------- --------------- -------------- --------------- ----------------
        Geology                                    164,738         539,224          2,529          22,936          729,427
        ------------------------------------ -------------- --------------- -------------- --------------- ----------------
        Legal                                           --             220             --          47,439           47,659
        ------------------------------------ -------------- --------------- -------------- --------------- ----------------
        Maintenance                                      3          15,217             --           2,877           18,097
        ------------------------------------ -------------- --------------- -------------- --------------- ----------------
        Materials and supplies                       2,537          28,192            244           8,116           39,089
        ------------------------------------ -------------- --------------- -------------- --------------- ----------------
        Project overhead                             5,153           9,399            562          49,389           64,503
        ------------------------------------ -------------- --------------- -------------- --------------- ----------------
        Property and mineral rights                 10,660          60,770         17,301              31           88,762
        ------------------------------------ -------------- --------------- -------------- --------------- ----------------
        Telephone                                    2,844          10,158             20           9,675           22,697
        ------------------------------------ -------------- --------------- -------------- --------------- ----------------
        Travel                                       7,965          54,006            495          31,484           93,950
        ------------------------------------ -------------- --------------- -------------- --------------- ----------------
        Wages and benefits                          12,463          26,618             --          76,863          115,944
        ------------------------------------ -------------- --------------- -------------- --------------- ----------------
        Overhead allocation                         43,422         283,858          6,273       (333,553)               --
        ------------------------------------ -------------- --------------- -------------- --------------- ----------------
        Balance, end of year                   $ 1,065,399     $ 1,582,043     $  180,213       $      --     $  2,827,655
        ------------------------------------ -------------- --------------- -------------- --------------- ----------------

                                                             56




2003 COSTS BY PROPERTY

-------------------------- ------------ ------------- ------------- ------------ ----------- ----------- ------------ -----------
                             San Juan       San        Santa Cruz      Chubut      Neuquen    Rio Negro     General     Total
Description                   Cateos        Jose         Cateos        Cateos      Cateos      Cateos     Exploration
-------------------------- ------------ ------------- ------------- ------------ ----------- ----------- ------------ -----------
Balance, beginning of year  $  327,959    $2,389,526    $  552,936   $  246,154   $   6,852   $  13,021     $     --   $3,536,448
-------------------------- ------------ ------------- ------------- ------------ ----------- ----------- ------------ -----------
Assays and analytical              223            --         1,548        3,759          --          12           --        5,542
-------------------------- ------------ ------------- ------------- ------------ ----------- ----------- ------------ -----------
Administration fees                 --        11,180            --           --          --          --        9,136       20,316
-------------------------- ------------ ------------- ------------- ------------ ----------- ----------- ------------ -----------
Construction and trenching      15,733            --            --           --          --          --           --       15,733
-------------------------- ------------ ------------- ------------- ------------ ----------- ----------- ------------ -----------
Consulting fees                    484        74,381        15,273       14,773         671          --        2,940      108,522
-------------------------- ------------ ------------- ------------- ------------ ----------- ----------- ------------ -----------
Geology                         17,785         4,000        32,523        7,812          --       4,002       23,723       89,845
-------------------------- ------------ ------------- ------------- ------------ ----------- ----------- ------------ -----------
Insurance                           --            --            --           --          --          --        9,426        9,426
-------------------------- ------------ ------------- ------------- ------------ ----------- ----------- ------------ -----------
Legal                               --        29,230            --           --          --          --           --       29,230
-------------------------- ------------ ------------- ------------- ------------ ----------- ----------- ------------ -----------
Maintenance                         --         1,052           884           --          --          --           --        1,936
-------------------------- ------------ ------------- ------------- ------------ ----------- ----------- ------------ -----------
Materials and supplies              16            54           383          412          --         116          733        1,714
-------------------------- ------------ ------------- ------------- ------------ ----------- ----------- ------------ -----------
Project overhead                    36         1,971         1,825          764          --          29        3,393        8,018
-------------------------- ------------ ------------- ------------- ------------ ----------- ----------- ------------ -----------
Property and mineral
rights                          15,622            --         2,833        1,228          --          --           --       19,683
-------------------------- ------------ ------------- ------------- ------------ ----------- ----------- ------------ -----------
Telephone                          130         2,068           429          179          --          15          863        3,684
-------------------------- ------------ ------------- ------------- ------------ ----------- ----------- ------------ -----------
Travel                             515        55,403         4,885        1,671          --         477       15,271       78,222
-------------------------- ------------ ------------- ------------- ------------ ----------- ----------- ------------ -----------
Wages and benefits                  --        74,532            --           --          --          --       55,540      130,072
-------------------------- ------------ ------------- ------------- ------------ ----------- ----------- ------------ -----------
Write-off of abandoned
properties                      (7,960)            --     (236,294)    (150,381)     (7,607)    (19,870)           --    (422,112)
-------------------------- ------------ ------------- ------------- ------------ ----------- ----------- ------------ -----------
Overhead allocation              8,263        77,583        16,661       16,236          84       2,198    (121,025)           --
-------------------------- ------------ ------------- ------------- ------------ ----------- ----------- ------------ -----------
Outside investment                  --      (400,000)            --           --          --          --           --    (400,000)
-------------------------- ------------ ------------- ------------- ------------ ----------- ----------- ------------ -----------
Deferred costs,
contributed to MSC                  --    (2,320,980)            --           --          --          --           --  (2,320,980)
-------------------------- ------------ ------------- ------------- ------------ ----------- ----------- ------------ -----------
Balance, end of year        $  378,806    $     --      $  393,886   $  142,607   $      --     $    --     $     --  $   915,299
-------------------------- ------------ ------------- ------------- ------------ ----------- ----------- ------------ -----------

                                                                 57

     a.   San Juan Project
          The San Juan Province project comprises six properties totaling 20,900 hectares ("ha") (2003 - 37,568 ha) in southwestern San Juan province. At present, these lands are not subject to a royalty; however, the government of San Juan has not waived its rights to retain up to a 3% "mouth of mine" royalty from production. Land holding costs for 2005 are estimated at $1,616.

          Expenditures in 2004 largely relate to land maintenance and an exploration program at the Los Azules project, which is expected to continue through 2005.

     b.   San Jose Project (Investment in MSC)

          The investment in Minera Santa Cruz S.A. is comprised of the following:

                                                    -----------       ----------
                                                       2004              2003
                                                    -----------       ----------

          Investment in MSC, beginning of year      $ 4,063,127       $     --

          Plus:

            Deferred costs contributed to MSC              --          2,320,980

            Deferred costs incurred                     196,993             --

            Advances during the year                  3,906,069        1,742,147

            Option agreement proceeds                  (400,000)            --

            Loss from equity investment                (420,349)            --
                                                    -----------       ----------
                                                    $ 7,345,840       $4,063,127
                                                    ===========       ==========

          As MSC is a private company, the fair value of the investment is not reasonably determinable.

          The San Jose project area is made up of one cateo and 46 manifestations of discovery totaling 40,499 ha. The cateos are located in the western half of the province of Santa Cruz. All of the cateos are controlled 100% by Minera Santa Cruz S.A. ("MSC"), a holding and operating company set up under the terms of an agreement with Mauricio Hoschschild & Cia. Ltda. ("MHC"). Any production from these lands may be subject to a provincial royalty. Holding costs for 2005 are estimated to be $3,100.

          In October of 2000, following completion of a 30-day due diligence period under a memorandum of understanding, MHC exercised an option to enter into a joint venture ("JV") on the project.

          On March 15, 2001, we signed an option and joint venture agreement with MHC for the exploration and possible development of Minera Andes' epithermal gold-silver exploration land package at El Pluma/Cerro Saavedra (now referred to as San Jose), including Huevos Verdes.

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

          Following MHC's vesting at 51% ownership; Minera Andes opted to participate in the development of the project on a pro-rata basis.

          In the fourth quarter of 2003, we notified MHC of our intent to subscribe for additional equity in MSC, so as to maintain a 49% interest. We made payments of $3.9 million and $1.7 million in 2004 and 2003, respectively, to fund our 49% interest in the project.

          As a result of the fact that we do not control the JV, we are accounting for this investment under the equity method. All costs, including those previously capitalized under "Mineral Properties and Deferred Exploration" relating to the San Jose project that were effectively contributed to the JV, have been reclassified to investment in 2003.

          Expenditures in 2004 consisted of drilling, detailed topographic surveys, detailed mapping and sampling. Development work included completion of the shafts and additional work related to pre-feasibility and feasibility studies.

          Subsequent to December 31, 2004, we made payments of $2,009,000 to fund our 49% interest in the San Jose project.

     c.   Chubut Projects
          We hold 20 (2003 - 15) manifestations of discovery in the Precordilleran region of Chubut, totaling 19,900 hectares. In August 2000, we signed an agreement with Brancote Holdings PLC subsidiaries to purchase two of our Chubut gold exploration properties. The agreements covered the Willimanco, Leleque and Leon properties. All required payments pursuant to the agreements had been received by December 31, 2001 and in November 2002, we negotiated a buy-out of these Chubut properties with Meridian Gold Inc. (surviving entity of Brancote Holdings PLC merger) for $204,000 (Argenitna Peso$720,000) and $56,700 (Argentina Peso$200,000), resulting in a gain of $898,241.

          Expenditures in 2004 relate to an ongoing reconnaissance exploration program on lands acquired in 2002. A similar level of expenditure is planned for 2005. Land holding costs for 2005 are estimated at $2,020.

     d.   Santa Cruz Projects
          We currently control 20 (2003 - 17) cateos and 57 (2003 - 30) manifestations of discovery totaling 122,263 (2003 - 80,398) ha in the Santa Cruz province. Land holding costs for 2005 are estimated at $3,819. We have been actively exploring in the region since 1997. The properties have been acquired on the basis of geologic and geochemical reconnaissance. Expenditures in 2004 relate to land acquisition and reconnaissance geologic surveys on the acquired properties. Geologic evaluation of these grassroots targets is ongoing.

     e. Write-Off of Mineral Property and Deferred Exploration Costs Having completed an impairment review, we did not write-off any mineral property and deferred exploration costs in 2004 (2003 - $422,112).



5.   EQUIPMENT

                                     December 31, 2004                                 December 31, 2003
                         ------------------------------------------     --------------------------------------------
                                       Accumulated                                      Accumulated
                             Cost      Depreciation        Net              Cost        Depreciation        Net
                         ------------  ------------    ------------     ------------    ------------    ------------
     Field
     Equipment           $     96,049  $     34,186    $     61,863     $     83,451    $     26,545    $     56,906

     Office Equipment          77,343        41,551          35,792           60,232          28,900          31,332
                         ------------  ------------    ------------     ------------    ------------    ------------
     Total               $    173,392  $     75,737    $     97,655     $    143,683    $     55,445    $     88,238
                         ============  ============    ============     ============    ============    ============

6.   BANK LOAN

     In December 2004, we secured a two-year loan facility of up to $4 million from Macquarie Bank Limited ("Macquarie"). All amounts advanced are due in December 2006. This facility is to be provided in two tranches to fund our 49% portion of the costs of completing a bankable feasibility study and related development work for the San Jose/Huevos Verdes gold/silver project in Argentina.

     The commercial terms of the loan include a facility fee of 1.5% of the principal amount of each tranche at the time of the advance and interest of LIBOR plus 2% per year, currently totaling approximately 4.1% per year. In addition, we issued share purchase warrants to acquire 2,738,700 of our Common Shares at an exercise price of Cdn$0.91 per share (Note 7 (d)). The warrants exercise price was calculated at a 20 percent premium to the volume weighted average of our common stock determined from the ten business days prior to acceptance of the loan facility. Each warrant is exercisable for two years. Additional share purchase warrants may be issued in regard to the second tranche of US$2.0 million, on terms calculated in a similar manner at that time, upon fulfillment of conditions precedent for that tranche. The loan is collateralized by our interest in Minera Andes
     S.A., our 49% interest in MSC, and personal property.

     The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield - Nil;
     risk free interest rate - 3.53%; expected volatility of 62% and an expected life of 24 months. The difference between the allocated fair value and the face value of the debt of $346,200 was initially recorded as a debt discount with a corresponding entry to contributed surplus. The debt discount will be accreted to interest expense over the term of the debt using the effective interest rate method. No amount of the discount was accreted in 2004 since the debt agreement only became effective in December
     2004. The accretion of the debt discount will begin in January 2005.

     We received $1,000,000 of the first tranche in December 2004 and the remaining $1,000,000 of the first tranche in February 2005. The bank loan and debt discount are summarized as follows:

                                                         Face                         Carrying
                                                         Amount        Discount        Value
                                                       ----------     ----------     ----------

     Bank loan, initial tranche, being the balance
     at December 31, 2004                              $1,000,000     $  346,200     $  653,800


     As at December 31, 2004, interest expense incurred of $3,913, and the facility fee of $30,000 were capitalized to the Investment in MSC (Note 4
     (b)).





7.   SHARE CAPITAL

     a.  Authorized
         We have authorized capital of an unlimited number of Common Shares, with no par value, and an unlimited number of preferred shares, with no par value.

     b. Issued, Allotted and/or Subscribed:
                                                                                      Number
                                                                                    of Shares             Amount
                                                                                ----------------    -----------------
        Common shares issued:

            Issued for cash on incorporation                                                  1          $          1

            Issued for acquisition of subsidiaries                                    4,000,000               575,537

            Subscriptions received for private placement                                     --                57,069
                                                                                ----------------     ----------------
        Balance, December 31, 1994                                                    4,000,001               632,607

            Issued for cash (Cdn$0.10 each)                                           1,000,000                70,850

            Issued for cash (Cdn$0.40 each)                                           2,345,094               669,058

            Issued for cash (Cdn$1.00 each)                                           3,031,000             2,237,071

            Issued for finder's fee                                                     150,000                    --

            Issued for services                                                         168,000                    --

            Issued for subsidiary                                                       336,815                    --

            Subscriptions applied                                                            --               (57,069)
                                                                                ----------------     -----------------
        Balance, December 31, 1995                                                   11,030,910             3,552,517

            Issued for cash (Cdn$1.50 each)                                           1,433,333             1,535,553

            Issued for broker special warrants                                           90,400                    --

            Issued for cash (Cdn$3.42 each)                                             877,194             2,174,388

            Issued to N.A. Degerstrom, Inc.:

               For cash (Cdn$1.44 each)                                                 500,000               514,608

               For cash on exercise of warrants (Cdn$1.75 each)                         500,000               625,392

            Issued for cash on exercise of warrants (Cdn$1.80 each)                      67,500                89,220

            Subscriptions received for private placement                                     --             4,873,336
                                                                                ----------------     ----------------
        Balance, December 31, 1996                                                   14,499,337            13,365,014

            Issued for cash on exercise of warrants (Cdn$1.80 each)                   1,271,233             1,689,102

            Issued for cash (private placement-Cdn$2.10 each)                         3,370,481             4,873,336

            Subscriptions applied                                                            --            (4,873,336)

            Issued for cash on exercise of options (Cdn$1.44 each)                       75,000                78,146
                                                                                ----------------     ----------------

                                                                                      Number
                                                                                    of Shares             Amount
                                                                                ----------------    -----------------
        Balance, December 31, 1997                                                   19,216,051            15,132,262

            Issued for cash on exercise of warrants (Cdn$1.60 each)                     720,383               806,136

            Issued for cash on exercise of options (Cdn$1.15 each)                       15,000                11,936

            Issued for cash on exercise of warrants (Cdn$1.53 each)                     438,597               464,332
                                                                                ----------------     ----------------
        Balance, December 31, 1998                                                   20,390,031            16,414,666

            Issued for cash (by prospectus Cdn$0.25 each)                             3,214,540               545,874

            Issued for broker's fees                                                    128,582                    --
                                                                                ----------------     ----------------
        Balance, December 31, 1999                                                   23,733,153            16,960,540

            Issued for cash (by prospectus Cdn$0.25 each)                             5,985,460             1,032,973

            Issued for broker's fees                                                    191,418                    --

            Issued for cash on exercise of options (Cdn$0.55 each)                       90,000                34,109

            Subscriptions received for private placement                                    --                162,242
                                                                                ----------------     ----------------
        Balance, December 31, 2000                                                   30,000,031            18,189,864

            Issued for cash on exercise of options (Cdn$0.25 each)                       46,000                 7,558
                                                                                ----------------     ----------------
        Balance, December 31, 2001                                                   30,046,031            18,197,422

            Issued for cash on exercise of options (Cdn$0.16 each)                       91,500                 9,449

            Issued for cash (private placement Cdn$0.15 each)                         4,416,667               402,224

            Issued for exercise of special warrants                                   1,175,000                    --

            Issued for cash on exercise of warrants (Cdn$0.25 each)                   1,175,000               186,923
                                                                                ----------------    ------------------
        Balance, December 31, 2002                                                   36,904,198            18,796,018

            Issued for cash on exercise of options                                      345,000                66,696

            Issued for cash on exercise of warrants                                      50,000                11,287

            Issued for cash on exercise of broker warrants                              441,667                48,677

            Issued for cash (private placement Cdn$0.30 each)                        22,000,000             4,674,790
                                                                                ----------------     ----------------
        Balance, December 31, 2003                                                   59,740,865            23,597,468

            Issued for cash on exercise of options                                      330,000                78,400

            Issued for cash on exercise of warrants                                     648,375               250,401

            Issued for cash on exercise of broker warrants                              867,566               239,610

            Issued for cash (private placement Cdn$0.65 each)                        10,000,000             4,545,455
                                                                                ----------------     ----------------
        Balance, December 31, 2004                                                   71,586,806          $ 28,711,334
                                                                                ================     ================

          i. On November 13, 2003, we sold 22,000,000 units to accredited investors at a price of Cdn$0.30 per unit for net proceeds of Cdn$6,138,000 (US$4,674,790). Each unit consisted of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.50 per share for a period of 60 months from the closing date.

               The agents received a cash commission of 7% of the gross proceeds of the financing. The agents also received agents' warrants equal to 10% of the aggregate number of units sold pursuant to the offering. Each agents' warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.35 per common share for a period of 24 months from the date of issue. A total of 22,000,000 common shares have been issued pursuant to the private placement, and 11,000,000 common shares have been reserved for issuance on exercise of the warrants. In addition, 2,200,000 common shares have been reserved for issuance on the exercise of the agents' warrants.

          ii. During 2003, we issued 345,000 shares for the exercise of stock options, 50,000 shares for exercise of purchase warrants and 441,667 shares for the exercise of broker warrants (from a June 25, 2002 financing), with gross proceeds to the Company of $126,660.

          iii. On March 12, 2004, we sold 10,000,000 units to accredited investors at a price of Cdn$0.65 per unit for net proceeds of Cdn$5,929,908 (US$4,545,455). Each unit consisted of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.80 per share for a period of 18 months from the closing date. The issued securities were subject to a four-month hold period.

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

          iv. During 2004, we issued 330,000 shares for the exercise of stock options; 648,375 shares for the exercise of 1,296,750 purchase warrants and 867,566 shares for the exercise of broker warrants for net proceeds of $568,411.

          v. Subsequent to December 31, 2004, we issued 22,500 common shares for the exercise of 45,000 purchase warrants and 65,000 shares for the exercise of broker warrants for net proceeds of $27,894.



     c.   Stock Options

          The aggregate number of shares to be delivered upon exercise of all options granted under our stock option plan ("the Plan") shall not exceed 20% of our issued and outstanding Common Shares up to a maximum of 6,000,000 shares. No participant may be granted an option under the Plan which exceeds the number of shares permitted to be granted pursuant to rules or policies of any stock exchange on which the Common Shares is then listed.

          Under the Plan, the exercise price of the shares covered by each option shall be determined by the directors and shall not be less than the closing price of our Common Shares on the stock exchange or stock exchanges on which the shares are listed on the last trading day immediately preceding the day on which the stock exchange is notified of the proposed issuance of option, less any discounts permitted by the policy or policies of such stock exchange or stock exchanges. If an option is granted within six months of a public distribution of our Common Shares by way of prospectus, then the minimum exercise price of such option shall, if the policy of such stock exchange or stock exchanges requires, be the greater of the price determined pursuant to the provisions of the Plan and the price per share paid by the investing public for our Common Shares acquired by the public during such public distribution, determined in accordance with the policy of such stock exchange or stock exchanges. Options granted under the Plan will not be transferable and, if they are not exercised, will expire one (1) year following the date the optionee ceases to be a director, officer, employee or consultant of Minera Andes Inc. by reason of death, or ninety (90) days after ceasing to be a director, officer, employee or consultant of Minera Andes Inc. for any reason other than death. Options vest immediately, except for options granted for investor relations related work which vest 25% each three-month period from the date of grant.

          At December 31, 2004, 309,000 (2003 - 929,000) options were available for grant under the Plan.

          A summary of the status of our stock option plan as of December 31, 2004 and 2003, and changes during the years ended on those dates is:

                                                                 2004                           2003
                                                        -------------------------------------------------------
                                                                      (Cdn)                            (Cdn)
                                                                     Weighted                         Weighted
                                                                       Ave.                             Ave.
                                                                     Exercise                         Exercise
                                                         Options      Price            Options         Price
                                                       ----------   ----------        ----------     ----------
          Outstanding at beginning of year              4,408,500     $0.47            2,848,500       $0.44

          Granted                                       1,650,000     $0.55            2,240,000       $0.51

          Exercised                                      (330,000)    $0.32             (345,000)      $0.26

          Forfeited                                    (1,030,000)    $0.55             (335,000)      $0.63
                                                       ----------   ----------        ----------     ----------
          Outstanding at end of year                    4,698,500     $0.49            4,408,500       $0.47
                                                       ==========   ==========        ==========     ==========
          Exercisable at end of year                    4,608,500     $0.49            4,361,500       $0.47
                                                       ==========   ==========        ==========     ==========
          Weighted average grant-date fair value
          of options granted during the year                          $0.39                            $0.38
                                                       ==========   ==========        ==========     ==========


          The range of exercise prices is from Cdn$0.16 to Cdn$0.61 (2003 -
          Cdn$0.16 to Cdn$0.59) with a weighted average remaining contractual life of 4.3 years at December 31, 2004 (2003 - 3.9 years).

          At December 31, 2004 there were options held by directors, officers and employees for the purchase of our Common Shares as follows:

          Number of Shares         Exercise Price              Expiry Date
          ----------------         --------------              -----------

              253,500                 Cdn$0.16                August 28, 2005
              715,000                 Cdn$0.40                June 27, 2007
               25,000                 Cdn$0.36                August 27, 2008
            1,500,000                 Cdn$0.59                December 5, 2008
              100,000                 Cdn$0.50                March 29, 2009
            1,500,000                 Cdn$0.55                September 10, 2009
               50,000                 Cdn$0.61                December 14, 2009
              555,000                 Cdn$0.31                March 21, 2013
            ---------
            4,698,500

          Prior to January 1, 2004, Canadian generally accepted accounting principles only required disclosure of compensation expense for the stock option plan as if the value of all options granted had been determined based on the fair market value-based method. The Company's net loss for the prior period and net loss per common share would have been increased to the pro forma amounts below had the fair value based method, adopted as at January 2004, been followed:

                                                                                                    Period from
                                                                                                    July 1, 1994
                                                                                                   (commencement)
                                                                                                      through
              Loss applicable to common shareholders:              2004             2003          December 31, 2004
                                                               ------------     ------------        ------------
                 As reported                                   $  2,058,905     $  1,459,498        $ 16,892,250
                 Stock-based employee compensation expense
                 determined under fair value based method
                 for all awards not included in net loss               --            508,697             678,569
                                                               ------------     ------------        ------------
                 Pro forma                                     $  2,058,905     $  1,968,195        $ 17,570,819
                                                               ============     ============        ============

              Loss applicable to common shareholders
              per share:

                                               As reported     $       0.03     $        0.04

                                                 Pro forma     $       0.03     $        0.05

          The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants.

                                       65



                                                   2004                 2003
                                                  ---------------------------
          Dividend yield (%)                        --                   --

          Expected volatility (%)                  86.6                 97.6

          Risk-free interest rates (%)              3.5                  3.5

          Expected lives (years)                    5.0                  6.6

          In connection with the vesting of certain non-employees, employees and directors stock options, we have recorded stock option compensation of $478,020 ($302,614 to wages and benefits and $175,406 to consulting fees) and $127,516 (to consulting fees) during the twelve months ended
          December 31, 2004 and 2003, respectively.

     d.   Warrants

                                                                   2004                       2003
                                                         ------------------------------------------------------
                                                                         Cdn                           Cdn
                                                                       Wgt. Avg.                     Wgt. Avg.
                                                          Warrants   Exercise Price    Warrants    Exercise Price
                                                         ----------    ----------     ----------     ----------
          Outstanding and exercisable at                 13,200,000       $0.49        4,858,334        $0.33
          beginning of year
          Purchase warrants                               7,738,700       $0.82       11,000,000        $0.50
          Brokers' warrants                               1,000,000       $0.80        2,200,000        $0.35
          Forfeited                                              --         --        (4,366,667)       $0.35
          Exercised                                      (1,515,941)      $0.44         (491,667)       $0.17
                                                         ----------    ----------     ----------     ----------
          Outstanding and exercisable
          at end of year                                 20,422,759       $0.62       13,200,000        $0.49
                                                         ==========    ==========     ==========     ==========

          The range of exercise prices on outstanding warrants is Cdn$0.35 to Cdn$0.91 (2003 - Cdn$0.35 to Cdn$0.50) with a weighted average contractual life of 2.64 years at December 31, 2004 (2003 - 4.0 years).

8.   AGREEMENTS, COMMITMENTS AND CONTINGENCIES

     a. Mineral rights in Argentina are owned by the federal government and administered by the provinces. The provinces can levy a maximum 3%
          "mouth of mine" (gross proceeds) royalty. The provinces of Mendoza and Neuquen have waived their right to a royalty. The provinces of Rio
          Negro, San Juan, Santa Clara and Chubut have not yet established a policy regarding the royalty.

     b. We rent office space in Spokane, Washington for $2,060 per month with a commitment through November 2005.

     c. We rent office space in Vancouver, British Columbia, Canada for $738 per month, without a commitment.

     d. We rent office space in Argentina for $345 per month with a commitment through August 2006.

     e. We rent a storage space in Argentina for $276 per month with a commitment through December 2006.


     f. On December 2, 2003, we signed an agreement that obligated us to pay N.A. Degerstrom ("Degerstrom") a royalty of $250,000 if any of the current properties, other than the properties comprising the San Jose project, meet certain conditions such as bankable feasibility or commercial production prior to December 2, 2013.


     g. During 2004, MSC signed agreements with third party providers relating to a feasibility evaluation, camp construction and communication services which will be completed or fulfilled during 2005. Our 49 percent portion of these commitments is $444,320.

     h. During 2004, MSC signed capital lease agreements with a third party for the provision of four scoops and related maintenance service which will be completed or fulfilled during 2005. Our 49 percent portion of these commitments is $115,220.

     i. In March 2005, MSC discovered an alleged employee fraud committed by the former purchasing manager during the period June 2004 through March 2005. Respective to our 49% interest, the fraud amounted to approximately $57,000 in 2004 and $39,000 in 2005. MSC will vigorously pursue full recovery but the final amount recoverable is not certain at this time. Canadian accounting standards require a high level of certainty in recording a recovery on the balance sheet that is contingent on future events, as a result the full amount of the fraud for each year respectively, has been written off against our investment in MSC and is included in our loss from equity investment (Note 4(b)). Funds recovered in the future related to the fraud will be recorded if and when they are received.

9.   RELATED PARTY TRANSACTIONS

     a. To December 31, 2003, under the terms of an Operating Agreement with Degerstrom, Degerstrom operated and managed the exploration program on all properties and provided related off-site administrative assistance, as required. Consideration was 15% of the costs incurred by Degerstrom on our behalf. Costs paid directly by us were not subject to the fee.

          On January 13, 2004, we received approval from the TSX Venture Exchange regarding an agreement with Degerstrom dating from 1995, when Degerstrom's Argentina properties, equipment and data were put into Minera Andes in exchange for common stock. As approved by the TS 68 X Venture Exchange, the Operating Agreement with Degerstrom has been terminated at no cost, effective December 31, 2003. We also purchased back a production bonus that would have required the issuance of 1,213,409 common shares to Degerstrom when a bankable feasibility study was completed for a property and a royalty of up to a 2% net smelter return on all properties. We paid Degerstrom $500,000 to terminate the production bonus and acquire the royalty. We will also pay $250,000 to Degerstrom should any Minera Andes property, other than the advanced-stage Huevos Verdes silver/gold property, reach a production decision prior to December 2, 2013.

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

     b. During the year ended December 31, 2004, there were no administrative fees paid to Degerstrom. The Operating Agreement with Degerstrom was terminated effective December 31, 2003. During the year ended December 31, 2003, administrative fees were paid to Degerstrom of $49,226 on total costs incurred by us of $377,402.



         During 2004 and 2003, we incurred the following transactions with related parties: financial consulting to a director totaling $nil and $1,120; geological consulting to a director totaling $nil and $3,613, and legal fees to a firm in which a director and officer is an associate, totaling $81,412 and $112,019, respectively. The above noted transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

10.  INCOME TAXES

Due to the losses we incurred, there is no income tax provision or benefit recorded for the years presented. The net future tax asset at December 31, 2004 of approximately $1,554,000 (2003 - $1,215,000) is comprised only of net operating loss carryforwards which is totally offset by an identical valuation allowance. No future tax asset has been recognized due to the uncertainty of future realization.

We had Canadian non-capital losses available to carry forward to apply against future taxable income of approximately $4.4 million expiring as follows:

     2005:            $454,000

     2006:             706,000

     2007:             537,000

     2008:             365,000

     2009:             450,000

     2010:           1,089,000

     2014:             839,000
                     ---------
                    $4,440,000
                    ==========

The tax benefit of net operating losses carried forward and the associated valuation allowance were reduced by approximately $210,000 in 2004 (2003 -
$178,000) representing the tax effect of losses which expired during the year.

Major items causing our effective tax rate to differ from the statutory rate are as follows:

                                                     December 31, 2004        December 31, 2003
                                                 -------------------------------------------------
Income tax (benefit) at statutory rate            ($721,000)     (35%)      ($510,824)    (35%)

Change in statutory rate                               --         --%          82,810       6%

Expiry from loss                                    210,000       10%         178,014      12%

Permanent difference                                164,000        8%         270,000      18%

Changes in valuation allowance                      347,000       17%        (20,000)      (1%)
                                                 ----------   ----------   ----------   ----------
                                                   $   --          --%      $   --         --%
                                                 ==========   ==========   ==========   ==========

11.  COMPARATIVE FIGURES


Certain financial statement line items from prior years have been reclassified to conform with the current year's presentation. These reclassifications had no effect on the net income and accumulated deficit as previously reported.


12. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

As discussed in Note 2, these financial statements are prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). Differences between Canadian and United States generally accepted accounting principles ("U.S. GAAP") as they apply to these financial statements are summarized as follows:

     a. Compensation Expense Associated with Release of Shares from Escrow Under U.S. GAAP, stock compensation expense is recorded as shares held in escrow become eligible for release based upon the number of shares eligible for release and the market value of the shares at that time. Under Canadian GAAP, no value is attributed to such shares released and no compensation expense is recorded. Shares become eligible for release from escrow based on deferred exploration expenditure in accordance with the Escrow Agreement and with the consent of the TSX Venture Exchange. During the years ended December 31, 2004 and 2003 and for the period from July 1, 1994 (commencement) through December 31, 2004, we would have recorded compensation expense of $nil, $nil and $6,324,914 respectively, under U.S. GAAP.

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

          As our investment in MSC is effectively an investment in a property without proven and probable reserves it has been expensed for U.S. GAAP purposes.

          During 2003 we recorded, for Canadian GAAP purposes, the acquisition of royalty interests at carrying value, nil (Note 75 9 (a)). Under U.S. GAAP, the acquisition would be recorded at the $500,000 exchange value; charged as a deferred exploration cost and expensed.

     c.   Stock Based Compensation
          Effective January 1, 2004, we adopted, on a retroactive basis without restatement, the Canadian GAAP fair-value-based method for all stock-based awards granted on or after January 1, 2002. U.S. GAAP does not require the fair-value-based method to account for employee based options as of January 1, 2002. Since we granted options to employees in 2004, the retroactive adoption without restatement of the new Canadian requirements has created differences between Canadian and U.S. GAAP with respect to the net loss for the year ended December 31, 2004. There would however be no adjustment to retained earnings as well as contributed surplus at January 1, 2004 under U.S. GAAP as was required under Canadian GAAP.

     d.   Warrants
          Under Canadian GAAP, no value was assigned to the warrants granted to the agents in connection with the private placement of 10,000,000 (2003 - 22,000,000) units which were issued in March 2004 and November 2003, respectively (Note 7). Under US GAAP, the warrants were valued on the closing date of the private placements, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions:



                                                                      Agent Warrants
                                                                  -------------------------
                                                                    2004            2003
                                                                  -------------------------

            Number of Warrants                                    1,000,000       2,200,000

            Risk-free rate                                            2.73%           3.29%

            Dividend yield                                             Nil%            Nil%

            Volatility factor of the expected market price of
            the Company's common shares                                 60%             95%

            Weighted average expected life of the warrants
            (months)                                                    18              24

            Value of warrants                                    $  72,761      $  446,472

          The value of the agent warrants was charged against share capital as share issuance costs; the net effect on shareholders' equity was $Nil
          (2003 - $Nil).

     e.   Bank Loan
          Under Canadian GAAP, the corresponding entry to record the debt discount of $346,200 related to the warrants granted to Macquarie Bank in connection with a credit facility (Note 6) was to contributed surplus. Under US GAAP, as the Company is required to maintain its listed company status as part of the loan covenant, in accordance with EITF 00-19, the corresponding entry to record the debt discount is to a liability. This would result in total liabilities for US GAAP purposes to be $1,261,181. Subsequently, the discount will be remeasured on each balance sheet date based on the fair value of the warrants with the adjustment charged to the Statement of Operations.


     f.   New Accounting Pronouncements
          In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46)
          "Consolidation of Variable Interest Entities." In December 2003, the
          FASB issued a revision to this interpretation (FIN 46(r)). FIN 46(r) further clarifies the application of Accounting Research Bulletin
          (ARB) No. 51, "Consolidated Financial Statements." FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 in 2003 and the provisions then in effect, did not have a material effect on our consolidated financial statements. We adopted FIN 46(r) in its entirety for our consolidated financial statements ending December 31, 2004.

          In December 2003, the FASB revised SFAS No. 132 "Employers'
          Disclosures about Pensions and Other Post-Retirement Benefits - an amendment of FASB Statements No. 87, 88, and 106." SFAS No. 132 has been revised to include additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans.
          The revisions do not change the measurement or recognition of those plans required by existing standards. The adoption of revised SFAS No.
          132 did not have a material effect on our consolidated financial statements.

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

          In December 2004, the Financial Accounting Standards Board ("FASB") issued ("SFAS") No. 123 (revised 2004), "Share-Based Payment." SFAS
          No. 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that do not file as a small business issuer, SFAS No. 123(R) is effective for the first annual reporting period beginning after December 15, 2005.

          In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

          The implementation of the not yet adopted U.S. standards is not expected to have a material effect on the Company's financial statements.

     g. Impact on Consolidated Financial Statements The impact of the above on the consolidated financial statements is as follows:


                                                                    Dec. 31,       Dec. 31,
                                                                      2004           2003
                                                                  ------------   ------------

              Shareholders' equity, end of year,
              per Canadian GAAP                                   $ 11,194,559   $  7,401,958

              Adjustment for mineral properties and
              deferred exploration costs                            (2,827,655)      (915,299)

              Adjustment for investment                             (7,345,840)    (4,063,127)

              Adjustment for the debt discount                        (346,200)          --
                                                                  ------------   ------------

              Shareholders' equity, end of year, per US GAAP      $    674,864   $  2,423,532
                                                                  ============   ============

                                              71



                                                                                                       Period from
                                                                                                      July 1, 1994
                                                                         Year Ended                  (commencement)
                                                                 -----------------------------           through
                                                                 Dec. 31,          Dec. 31,            December 31,
                                                                   2004              2003                  2004
                                                                 -----------       -----------        ------------
                  Net loss for the period, per Canadian GAAP     $(2,058,905)      $(1,459,498)       $(16,892,250)

                        Adjustment for acquisition of Scotia            --                --              (248,590)

                         Adjustment for compensation expense         302,614              --            (6,022,300)

              Adjustment for deferred exploration costs, net      (1,912,356)         (199,831)         (2,827,655)

                                   Adjustment for investment     $(3,282,713)      $(1,742,147)       $ (7,345,840)
                                                                 -----------       -----------        ------------


                      Net loss for the period, per U.S. GAAP     $(6,951,360)      $(3,401,476)        $ (33,336,635)
                                                                 ===========       ===========         =============

            Basic and diluted net loss per common share, per
                                                   U.S. GAAP       $   (0.10)      $     (0.09)
                                                                 ===========       ===========


          During 1995, we issued 336,814 Common Shares for the acquisition of Scotia Prime Minerals, Incorporated ("Scotia"). Under U.S. GAAP, these shares would be valued at $248,590, the fair market value of the shares issued. This value, plus the $17,215 of net liabilities of Scotia assumed by the Company, would have been recorded as property rights at the acquisition date under U.S. GAAP.


          We continue to account for stock-based compensation awarded to employees using the intrinsic method. Consequently, related pro-forma information as described in SFAS No. 123 has been disclosed, as follows:

                                                                            Year Ended
                                                                  ----------------------------
                                                                    Dec. 31,         Dec. 31,
                                                                      2004             2003
                                                                  -----------      -----------
                  Net loss for the period under U.S. GAAP as
                                                    reported      $(6,951,360)     $(3,401,476)
                          Deduct: Total stock-based employee
                 compensation expense determined under fair-
                          value-based method for all awards.         (302,614)        (508,697)
                                                                  -----------      -----------


                           Pro-forma net loss for the period      $(7,253,974)     $(3,910,173)
                                                                  ===========      ===========

               Basic and diluted net loss per common share -
                                                   pro-forma      $     (0.11)     $     (0.10)

          The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with assumptions as disclosed in Note 7.

                                       72

13.  SUBSEQUENT EVENTS

     a. On March 11, 2005, we issued 224,748 common shares for the exercise of broker warrants for net proceeds of $65,312.

     b. On March 9, 2005, we received a $200,000 payment on the option agreement entered into with MHC, the majority shareholder of the Argentine Corporation formed to develop the San Jose project.

     c. On March 22, 2005, we issued 18,180,450 units through a private placement at a price of Cdn$0.55 per unit for gross proceeds of approximately Cdn$10 million.

          Under terms of the offering, each unit will consist of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant will entitle the holder to purchase one additional common share at an exercise price of Cdn$0.70 per share for a period of 60 months from the closing date. The private placement is subject to receiving regulatory approval and issued securities are subject to a four-month hold period.

          Our agents will receive a 7% commission and agents' warrants equal to 7% of the aggregate number of units issued pursuant to the offering. Each agents' warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.70 per common share for a period of 24 months from the date of issue.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of assurance.

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

ITEM 8B.  OTHER INFORMATION

None.

                                    PART III

ITEM  9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Information with respect to our directors, executive officers and significant employees is set forth below.

Name                       Age   Positions Held

Allen Ambrose              48    President and Director

Brian Gavin                51    Vice-President of Exploration, Director of MASA

Jorge Vargas               63    Director and President of MASA & MSC

Gary Craig                 56    Director

John Johnson Crabb         79    Director

A.D. (Darryl) Drummond     68    Director

Bonnie L. Kuhn             39    Secretary, CFO and Director

Allen Ambrose, President and Director, has 25 years of experience in the mining industry and has been a director of Minera Andes since November 1995. Mr. Ambrose was employed by Degerstrom from 1988 to 2003. Prior to joining Degerstrom, Mr. Ambrose was a geologist for Cyprus Minerals, Kidd Creek Mines, Molycorp, Boise Cascade and Dennison Mines. Mr. Ambrose has extensive experience in all phases of exploration, project evaluation and project management and has worked as a geologist consultant in the U.S., Venezuela and most recently Argentina. He holds a B.Sc. degree in Geology from Eastern Washington University. While consulting for Gold Reserve Corporation, he was a co-discoverer of the auriferous massive sulfide exposure that led to their acquisition of the Brisas project in Venezuela. Mr. Ambrose sat on the board of directors of Cadre Resources Ltd. until March 2001 and has been a director of Saxony Explorations Ltd. and Kaieteur Resource Corporation since July 2002.

Brian Gavin, Vice President of Exploration, Director of MASA, has 25 years of experience in exploration geology. Mr. Gavin has extensive experience in all phases of exploration, project evaluation and project management in the search for precious and base metals, industrial minerals and has worked in the field as project manager and consultant in the U.S., Mexico, Nigeria, Argentina and most recently, in Romania. He holds a B. Sc. (Honours) degree in Geology from the University of London and M. S. degree in Geology and Geophysics from the University of Missouri-Rolla. From 1981 to 1993, he was a consultant with Ernest
K. Lehman & Associates, which is a geological mining consulting firm. From 1993 to 2003, he was employed by Degerstrom. Mr. Gavin has served as an officer and director of Franconia Minerals Corporation since June 2001.

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

A.D. (Darryl) Drummond, Director, is a Ph.D. and a professional engineer and has been a director of Minera Andes since June 1996. He graduated from the University of British Columbia with a B.A.Sc. in Geological Engineering in 1959 and with a M.A.Sc. in 1961. He obtained his Doctorate degree in 1966 from the University of California at Berkeley. As an undergraduate and graduate, he worked with Kennco Explorations (Western) Ltd. during the period 1958 to 1961. He has been associated with the Placer Development Group of Companies since 1963, first with Craigmont Mines Ltd., then Endako Mines and Gibraltar Mines. At the Placer head office since 1967, he initially was a Research Geologist and then Assistant Exploration Manager, Western Canada, for Canex Placer Ltd. During 1977 to 1979, he was Manager of Placer Development y Cia. Ltda. in Santiago, Chile, then returned to the position of Research Geologist with the Technical Services Advisory Group for the Placer Group of Companies in Vancouver. On March 1, 1981, he and David Howard became principals in a mineral exploration management firm called D.D.H. Geomanagement Ltd. with offices in Vancouver, British Columbia. Since 1981, consulting tasks have concentrated on all aspects of mineral deposit evaluation covering precious metal, base metal and industrial mineral types in such countries as Argentina, Canada, Chile, China, Costa Rica, Ecuador, Guyana, Mexico, Philippines, United States of America and Venezuela. He is a member of the Society of Economic Geology and a member of the Geology Section of the Canadian Institute of Mining and Metallurgy. He was the President of D.D.H. Geomanagement from 1981 to November 10, 2004; director of Cadre Resources Ltd. from November 1994 to February 1995; director of All North Resources Ltd. from May 1995 to July 9, 1996; and director of International All-North Resources Ltd. from July 10, 1996 to December 23, 1998; director of The Quinto Mining Corporation from September 11, 1996 to August 10, 1997; director of Riverdance Resources Corporation from January 1998 to December 15, 1998; director of Kaieteur Resources Corporation from December 23, 1998 to January 12, 2005; director of Saxony Explorations Ltd. from February 2000 to September 24, 2003; and director of Valerie Gold Resources from November 6, 1998 to March 27, 2003; director of Valgold Resources Ltd. from March 27, 2003 to present; director of Wollasco Minerals Inc. from October 12, 2004 to December 16, 2004; director of Gold Port Resources Ltd. from December 16, 2004 to present, and director of Samba Gold Inc. from January 12, 2005 to present.

Bonnie L. Kuhn, Secretary, Chief Financial Officer and Director, has been the Secretary and a director of Minera Andes since June 1997 and has been Chief Financial Officer since May 2000. From July 2001 to January 2005, Ms. Kuhn was a senior associate of Field LLP, Barristers and Solicitors. She had been a solicitor with the firm Ogilvie and Company, Barristers and Solicitors, Calgary, Alberta, from January 1994 to December 31, 1998. Ogilvie and Company of Calgary changed its name to Armstrong Perkins Hudson LLP in 1999. From January 1, 1999 to June 2001, Ms. Kuhn was a partner with Armstrong Perkins Hudson. From August 1993 to December 1994, Ms. Kuhn was a Crown prosecutor with the Government of Alberta, Department of Justice. Ms. Kuhn is a member of the Law Society of Alberta and the Canadian Bar Association. She obtained her LLB from the University of Manitoba in 1989. Ms. Kuhn was a director of Talon Petroleums Ltd., an oil and gas exploration company, from September 1997 to September 1999. Ms. Kuhn was a director of Tajzha Ventures Ltd., an oil and gas exploration company from October 2000 to April 2005. Ms. Kuhn is an officer and director of Franconia Minerals Corporation.



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

Summary of Executive Compensation

The following table sets forth compensation paid, directly or indirectly, by Minera Andes during the last fiscal year for services rendered by Allen Ambrose, President, and Brian Gavin, Vice President of Exploration ("Named Executives").

                                              Summary Compensation Table

---------------------------- -------------------------------------------------------- --------------------------------
                                                Annual Compensation                       Long Term Compensation
---------------------------- -------------------------------------------------------- --------------------------------
                                                                    Other Annual
                             Fiscal             Salary              Compensation             Securities Underlying
Executive                      Year              ($)                     ($)                   Options/SARs (#)
---------------------------- ---------- -------------------- ------------------------ --------------------------------
Allen Ambrose (1)              2004                 109,236            15,085(2)                  370,000
President                      2003                 109,236            12,013                     510,000
                               2002                  87,444             9,903                     160,000

Brian Gavin (1)                2004                 109,236            15,382(3)                  370,000
Vice President of              2003                 109,236            12,013                     510,000
Exploration                    2002                  87,444             9,903                     160,000


                                                          77



Notes:

(1) For Fiscal Years 2003 and prior, Allen Ambrose and Brian Gavin, as employees of Degerstrom, provided services under the Operating Agreement
     (See "Description of the Business") which services were invoiced to us under the Operating Agreement.

(2)  During the 2004 fiscal year, the following benefits were provided to Mr.
     Ambrose:
              401K Match        $ 4,369
              Medical Insurance $10,716

(3)  During the 2004 fiscal year, the following benefits were provided to Mr.
     Gavin:

              401K Match        $ 4,369
              Medical Insurance $11,013

Stock Options Granted in 2004

The following table sets forth certain information concerning individual stock options granted to the Named Executives during the year ended December 31, 2004.

                                        Option Grants in the Last Fiscal Year

-------------------------------------------------------------------------------------------------------------------
                                                     Percentage of
                                                     Total Options
                               Number of               Granted to            Exercise
                         Securities Underlying        Employees in            Price                  Expiration
Executive                   Options Granted           Fiscal Year          (Cdn$/Share)                 Date
-------------------------------------------------------------------------------------------------------------------
Allen Ambrose                   370,000                  22.4%                $0.55              September 10, 2009

Brian Gavin                     370,000                  22.4%                $0.55              September 10, 2009


Aggregated Option Exercises

The following table sets forth certain information concerning the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2004. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our Common Shares as of December 31, 2004.

                                             Fiscal Year-End Option Values

---------------------------------------------------------------------------------------------------------------------

                                                                                         Value of Unexercised
                         Shares                    Number of Shares Underlying      In-the-Money Options at Fiscal
                        Acquired       Value        Options at Fiscal Year End             Year End (1) (2)
Executive              on Exercise   Realized      Exercisable  Unexercisable        Exercisable  Unexercisable
---------------------------------------------------------------------------------------------------------------------
Allen Ambrose               0           $0          1,140,000        0                $213,094         $0

Brian Gavin                 0           $0          1,140,000        0                $213,094         $0


                                                          78

Notes:


(1) There were 1,140,000 stock options for each Named Executive that were in-the-money as of December 31, 2004. On December 31, 2004 the closing price of the Common Shares on TSX-V was Cdn$0.70.

(2) The currency exchange rate applied in calculating the value of unexercised in-the-money options was the late New York trading rate of exchange for December 31, 2004 as reported by the Wall Street Journal for conversion of United States dollars into Canadian dollars was U.S.$1.00 = Cdn$1.1995 or Cdn$1.00 = U.S.$0.8337.

Stock Option Plan

The board of directors adopted a stock option plan (the "Plan") which was approved with amendments by the shareholders of the Company at the Annual and Special Meeting of Shareholders held on June 26, 1996, which was subsequently amended at our Annual and Special Meeting of Shareholders held on June 26, 1998, June 23, 1999 and September 3, 2003. The purpose of the Plan is to afford the persons who provide services to Minera Andes or any of its subsidiaries or affiliates, whether directors, officers or employees of Minera Andes or its subsidiaries or affiliates, an opportunity to obtain a proprietary interest in Minera Andes by permitting them to purchase Common Shares and to aid in attracting, as well as retaining and encouraging the continued involvement of such persons with us. Under the terms of the Plan, the board of directors has full authority to administer the Plan in accordance with the terms of the Plan and at any time amend or revise the terms of the Plan provided, however, that no amendment or revision shall alter the terms of options already granted. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan shall not exceed 20% of the issued and outstanding Common Shares up to a maximum of 6,000,000 shares. No participant may be granted an option under the Plan which exceeds the number of shares permitted to be granted pursuant to rules or policies of any stock exchange on which the Common Shares is then listed.

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

At December 31, 2004, 309,000 options were available for grant under the Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership, as of March 31, 2005, of the Common Shares by (i) each person known by us to own beneficially more than 5% of the Common Shares, (ii) each director of Minera Andes, (iii) the Named Executive Officers (iv) all directors and executive officers as a group. Except as otherwise noted, we believe the persons listed below have sole investment and voting power with respect to the Common Shares owned by them.

        Shares
Named Executive                      Beneficially                Percentage of
Officers and Directors                Owned (1)                Common Shares (1)
----------------------                ---------                -----------------

Allen Ambrose                       1,257,200 (2)                     1.38
111 E. Magnesium Road
Spokane, WA 99208

John Johnson Crabb                    245,000 (3)                     0.27
111 E. Magnesium Road
Spokane, WA 99208

Gary A. Craig                         215,000 (4)                     0.24
3303 N. Sullivan Road
Spokane, WA 99216

A.D. (Darryl) Drummond                225,000 (5)                     0.25
111 E. Magnesium Road
Spokane, WA 99208

Brian Gavin                          1,260,400 (2)                    1.38
111 E. Magnesium Road
Spokane, WA 99208

Bonnie L. Kuhn                        349,500 (6)                     0.39
111 E. Magnesium Road
Spokane, WA  99208

5% or Greater Shareholders
Neal A. and Joan L. Degerstrom       5,445,000 (7)                    6.04
3303 North Sullivan Road
Spokane, WA 99216

Libra Fund LP                        3,112,819 (8)                   5.63
604 Third Ave, 4th Floor
New York, NY  10022

Passport Management, LLC             4,958,300 (9)                   8.50
402 Jackson Street
San Francisco, CA 94111

Proton Global Ltd                   3,345,784 (10)                   6.93
19 Camp Road, Wimbledon
United Kingdom, SW19 H4W

Sprott Asset Management Inc.        5,767,100 (11)                    8.41
Royal Bank Plaza, South Tower
Suite 2700
Toronto, ON M5J 2J1

All directors and
executive officers
as a group (6 persons)              3,552,100 (12)                    3.81

Notes:


(1) Shares which the person or group has the right to acquire within 60 days after March 31, 2005 are deemed to be outstanding in determining the beneficial ownership of the person or group and in calculating the percentage ownership of the person or group, but are not deemed to be outstanding as to any other person or group. Percentage ownership has been calculated based on a total of 90,079,504 shares outstanding.

(2) Includes stock options entitling the holder to acquire 100,000 shares upon payment of Cdn$0.16, 160,000 shares upon payment of Cdn$0.40, 150,000 shares upon payment of Cdn$0.31, 360,000 shares upon payment of Cdn$0.59, and 370,000 shares upon payment of Cdn$0.55.

(3) Includes stock options entitling the holder to acquire 60,000 shares upon payment of Cdn$0.40, 40,000 shares upon payment of Cdn$0.31, 75,000 shares upon payment of Cdn$0.59, and 40,000 shares upon payment of Cdn$0.55.

(4) Includes stock options entitling the holder to acquire 60,000 shares upon payment of Cdn$0.40, 40,000 shares upon payment of Cdn$0.31, 75,000 shares upon payment of Cdn$0.59, and 40,000 shares upon payment of Cdn$0.55.

(5) Includes stock options entitling the holder to acquire 75,000 shares upon payment of Cdn0$0.59 and 50,000 shares upon payment of Cdn$0.55.

(6) Includes stock options entitling the holder to acquire 8,500 shares upon payment of Cdn$0.16, 80,000 shares upon payment of Cdn$0.40, 60,000 shares upon payment of Cdn$0.31, 120,000 shares upon payment of Cdn$0.59, and 80,000 shares upon payment of Cdn$0.55.

(7) The Common Shares are owned beneficially by Mr. and Mrs. Degerstrom by virtue of their combined majority control of the record owner, N.A. Degerstrom, Inc.

(8) Libra Fund LP holds 5.63% of our shares (including warrants to acquire 2,071,909 common shares).

(9) Passport Master Fund, LP, a British Virgin Islands International Limited Partnership holds 5.17% of our shares (including warrants to acquire 1,815,935 common shares), through which Passport Management, LLC, a Delaware Limited Liability Company, exercises investment discretion and voting authority in respect to the shares. In addition, Passport Master Fund II, LP owns 3.47% of our shares (including warrants to acquire 1,134,065 common shares) through which Passport Management, LLC exercises investment discretion and voting authority in respect the shares. Passport Management, LLC disclaims beneficial ownership of all such shares.

(10) Proton Global Ltd holds 6.93% of our shares (including warrants to acquire 3,116,682 common shares).

(11) Sprott Gold and Precious Minerals Fund holds 6.82% of our shares (including warrants to acquire 1,479,300 common shares) through which Sprott Asset Management Inc. exercises investment discretion and voting authority in respect to the shares. In addition, Sprott Strategic Offshore Gold Fund Ltd. holds 1.66% of our shares (including warrants to acquire 500,000 common shares) through which Sprott Asset Management Inc. exercises investment discretion and voting authority in respect to the shares.

(12) Includes stock options to acquire 208,500 shares upon payment of Cdn$0.16, 520,000 shares upon payment of Cdn$0.40, 440,000 shares upon payment of Cdn$0.31, 1,065,000 shares upon payment of Cdn$0.59 and 950,000 shares upon payment of Cdn$0.55.

ITEM  12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2004 and 2003, we incurred the following transactions with related parties: financial consulting to a director totaling $0 and $1,120; geological consulting to a director totaling $0 and $3,613, and legal fees to a firm in which Bonnie L. Kuhn, a director and officer of Minera Andes, is an associate, totaling $81,412 and $112,019, respectively. The above noted transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

ITEM  13.   EXHIBITS


The Exhibits as indexed on pages 83 through 85 of this report are included as part of this Form 10-KSB.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     a.   Audit Fees
          The fees billed for each of the fiscal years ended December 31, 2004 and December 31, 2003 for professional services rendered by BDO Dunwoody LLP for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by BDO Dunwoody in connection with statutory and regulatory filings or engagements for each of those fiscal years were $35,500 and $18,521, respectively.

     b.   Audit Related Fees
          There were no other audit related fees in fiscal 2003 or 2004.

     c.   Tax Fees
          Aggregate fees billed by BDO Dunwoody for tax compliance, tax advice and tax planning for each of the fiscal years ended December 31, 2004 and December 31, 2003 were $2,025 and $2,134, respectively. These fees include fees relating to the reviews of tax returns, tax consulting and planning.

     d.   All Other Fees
          Fees billed by BDO Dunwoody products or services, other than those services covered in Item 14(a) and (b) were $4,880 and $0 for the fiscal years ended December 31, 2004 and December 31, 2003. These fees relate to Private Placement due diligence.

     e.   Audit Committee Approval of Audit and Non-Audit Services
          In 2004, the Audit Committee pre-approved the use of BDO Dunwoody for specific tax-related services. The Audit Committee set a specific annual limit on the amount of such tax-related services we obtained from BDO Dunwoody, and required management to report the specific engagements to the Audit Committee. All other non-audit services other than the pre-approved services set forth above and any services that exceed the annual limits set forth in the policy must be pre-approved by the Audit Committee.

                                INDEX TO EXHIBITS



Exhibit
Number         Description
------         -----------

2.1

               Asset and Share Acquisition Agreement between MASA, NADSA, Minera Andes Degerstrom, Brian Gavin, Jorge Vargas, and Enrique Rufino Marzari Elizalde, dated March 8, 1995, as amended on April 19, 1996 (incorporated by reference to Exhibit 2.1 to Minera Andes' Registration Statement on Form 10-SB, Commission File No. 000-22731 (the "Form 10-SB")).

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

10.10 Purchase and Sales Agreement (Chubut cateos, Mina Leon I, Mina Leon II and Leleque) dated August 28, 2000 between Minera Andes S.A. and Cordon Leleque S.A.(incorporated by reference to Exhibit
               10.17 to the Form 10-KSB for the fiscal year ended December 31,
               2000).

10.11 Purchase and Sales Agreement (Chubut cateos, Willimanco) dated August 28, 2000 between Minera Andes S.A. and Minera El Desquite S.A.(incorporated by reference to Exhibit 10.18 to the Form 10-KSB for the fiscal year ended December 31, 2000).

10.12 Option and Joint Venture Agreement (El Pluma/Cerro Saavedra properties, now referred to as San Jose) between Minera Andes and Mauricio Hochschild & Cia. Ltda. dated March 15,
               2001(incorporated by reference to Exhibit 10.19 to the Form 10-KSB for the fiscal year ended December 31, 2000).

10.13 Amendment to the Option and Joint Venture Agreement (El Pluma/Cerro Saavedra properties, now referred to as San Jose) between Minera Andes and Mauricio Hochschild & Cia. Ltda. of March 15, 2001 dated May 14, 2002 (incorporated by reference to
               Exhibit 10.20 to the third quarter 2002 10-QSB).

10.14 Second Amendment to the Option and Joint Venture Agreement (El Pluma/Cerro Saavedra properties, now referred to as San Jose) between Minera Andes and Mauricio Hochschild & Cia. Ltda. of March 15, 2001 dated August 27, 2002 (incorporated by reference to Exhibit 10.21 to the third quarter 2002 10-QSB).

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

10.19 Amended Stock Option Plan dated September 3, 2003 (incorporated by reference to Exhibit 10.1 to the third quarter 2003 10-QSB).

10.20 Settlement Agreement dated December 2, 2003 between Minera Andes Inc. and N.A. Degerstrom, Inc. (incorporated by reference to
               Exhibit 10.20 to the Form 10-KSB for the fiscal year ended December 31, 2003).

10.21          Macquarie Bank Limited Credit Agreement dated December 10, 2004.*

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

     MINERA ANDES INC.
     Registrant


By:  /s/  Allen V. Ambrose
   ------------------------------------
          Allen V. Ambrose, President



Date: April 29, 2005
      ---------------------------------




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: April 29, 2005                        By:  /s/  Allen V. Ambrose
      ---------------------------------        ---------------------------------
                                                      Allen V. Ambrose, Director
                                                      and Principal Executive
                                                      Officer



Date: April 29, 2005                        By:  /s/  John Johnson Crabb
      ---------------------------------        ---------------------------------
                                                      John Johnson (Jack) Crabb,
                                                      Director



Date: April 29, 2005                        By:  /s/  Gary A. Craig
      ---------------------------------        ---------------------------------
                                                      Gary A. Craig, Director



Date: April 29, 2005                        By:  /s/  A.D. Drummond
      ---------------------------------        ---------------------------------
                                                      A.D. (Darryl) Drummond,
                                                      Director



Date: April 29, 2005                        By:  /s/  Bonnie L. Kuhn
      ---------------------------------        ---------------------------------
                                                      Bonnie L. Kuhn, Director
                                                      and Principal Accounting
                                                      and Financial Officer