Form 10QSB
period 2005-03-31
MINERA ANDES INC /WA
filed 2005-05-20
CIK 1030219

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Shares outstanding as of May 17, 2005: 90,549,719 shares of common stock, with no par value

Transitional Small Business Disclosure Format (Check One):  Yes |_|    No |X|


================================================================================

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                              Page

         Item 1   Consolidated Financial Statements (Unaudited)
                  Consolidated Balance Sheets ............................     3
                  Consolidated Statements of Operations and
                  Accumulated Deficit ....................................     4
                  Consolidated Statements of Mineral Properties and
                  Deferred Exploration Costs .............................     5
                  Consolidated Statements of Cash Flows ..................     6
                  Notes to Consolidated Financial Statements .............     8

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ..........    16

         Item 3   Controls and Procedures ................................    20

PART II - OTHER INFORMATION

         Item 2   Changes in Securities ..................................    21

         Item 6   Exhibits and Reports on Form 8-K .......................    21

SIGNATURES ...............................................................    22



                                      MINERA ANDES INC.
                             "An Exploration Stage Corporation"
                                 CONSOLIDATED BALANCE SHEETS
                                  (U.S. Dollars - Unaudited)



                                                                 March 31,     December 31,
                                                                   2005            2004
                                                               ------------    ------------

                                     ASSETS
Current:
          Cash and cash equivalents                            $  7,833,505    $  1,726,820
          Receivables and prepaid expenses                          109,111         111,570
                                                               ------------    ------------
     Total current assets                                         7,942,616       1,838,390
Mineral properties and deferred exploration costs (Note 4)        3,190,332       2,827,655
Investment (Note 5)                                               9,196,270       7,345,840
Equipment, net                                                       89,389          97,655
                                                               ------------    ------------
                 Total assets                                  $ 20,418,607    $ 12,109,540
                                                               ============    ============

                                   LIABILITIES
Current:
          Accounts payable and accruals                        $    254,760    $    257,268
          Bank loan interest payable                                 19,591           3,913
                                                               ------------    ------------
                 Total current liabilities                          274,351         261,181
Bank loan (Note 6)                                                1,693,563         653,800
                                                               ------------    ------------
                 Total liabilities                                1,967,914         914,981
                                                               ------------    ------------

                              SHAREHOLDERS' EQUITY

Preferred shares, no par value, unlimited number
Authorized, none issued                                                --              --

Common shares, no par value, unlimited number authorized
Issued March 31, 2005 - 90,079,504 shares (Note 3)
Issued December 31, 2004 - 71,586,806 shares                     36,487,955      28,711,334

Contributed surplus - stock option compensation                   1,672,921       1,663,677

Accumulated deficit                                             (19,710,183)    (19,180,452)
                                                               ------------    ------------
                 Total shareholders' equity                      18,450,693      11,194,559
                                                               ------------    ------------
                  Total liabilities and shareholders' equity   $ 20,418,607    $ 12,109,540
                                                               ============    ============


Approved by the Board of Directors:

/s/  Allen V. Ambrose                                           /s/  Bonnie L. Kuhn
-----------------------------                                   -----------------------------
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

                                          MINERA ANDES INC.
                                 "An Exploration Stage Corporation"
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                     (U.S. Dollars - Unaudited)


                                                                                        Period from
                                                            Three Months Ended         July 1, 1994
                                                      ----------------------------    (commencement)
                                                        March 31,       March 31,        through
                                                          2005            2004        March 31, 2005
                                                      ------------    ------------
Consulting fees                                            112,393         144,376       2,078,617
Depreciation                                                 2,454           8,857          79,951
Equipment rental                                              --              --            21,522
Foreign exchange (gain) loss                                16,430         (38,538)        113,113
Insurance                                                   17,255          18,787         339,326
Legal, audit and accounting fees                            36,792          81,003       1,547,997
Materials, supplies and maintenance                           --              --            49,260
Office overhead and administration fees                     46,417          56,905       2,435,161
Telephone                                                    9,621           8,918         426,455
Transfer agent                                                 947           1,530         117,703
Travel                                                      22,656          19,091         481,483
Wages and benefits                                          52,013          47,474       2,109,030
Write-off of deferred exploration costs                       --              --         8,540,235
                                                      ------------    ------------    ------------
Total expenses                                             316,978         348,403      18,339,853
Gain on sale of equipment                                     --              --          (112,330)
Gain on sale of property                                      --              --          (898,241)
Loss on investment (Note 5)                                145,068            --           565,417
Interest income                                             (7,851)        (14,868)       (548,254)
                                                      ------------    ------------    ------------
Net loss for the period                                    454,195         333,535      17,346,445
                                                      ------------    ------------    ------------
Accumulated deficit, beginning of the period,           19,180,452      16,356,398            --
as previously reported
Adjustment for change in accounting for stock-based
compensation (Note 2)                                         --           678,569         678,569
                                                      ------------    ------------    ------------
                                                        19,180,452      17,034,967         678,569
Adjustment on acquisition of royalty interest                 --              --           500,000
Share issue costs                                           75,536          86,580       1,167,954
Deficiency on acquisition of subsidiary                       --              --            17,215
                                                      ------------    ------------    ------------
Accumulated deficit, end of the period                $ 19,710,183    $ 17,455,082    $ 19,710,183
                                                      ============    ============    ============
Basic and diluted net loss per common share           $       0.01    $       0.01
                                                      ============    ============
Weighted average shares outstanding                     73,532,878      61,880,754
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



                                                                        Period from
                                               Three Months Ended       July 1, 1994
                                          ---------------------------  (commencement)
                                            March 31,      March 31,      through
                                              2005           2004      March 31, 2005
                                          ------------   ------------   ------------
Administration fees                       $       --     $       --     $    392,837
Assays and analytical                           25,489          7,691      1,083,306
Construction and trenching                        --              170        526,351
Consulting fees                                 47,151         23,692      1,219,944
Depreciation                                     6,253           --          203,320
Drilling                                          --          242,798      1,193,283
Equipment rental                                   766        132,688        421,715
Geology                                        105,039        206,258      3,854,374
Geophysics                                      39,033           --          348,935
Insurance                                         --             --          255,559
Legal                                           21,875            220        763,362
Maintenance                                        840          8,887        182,054
Materials and supplies                          13,799         21,207        489,072
Project overhead                                15,481          6,414        401,139
Property and mineral rights                     11,646         28,890      1,424,245
Telephone                                        6,884          2,590        115,900
Travel                                          37,253         30,003      1,251,267
Wages and benefits                              31,168         34,134      1,327,646
                                          ------------   ------------   ------------
Costs incurred during the period               362,677        745,642     15,454,309
Deferred costs, beginning of the period      2,827,655        915,299           --
Deferred costs, acquired                          --             --          576,139
Deferred costs, contributed to MSC                --             --       (2,320,980)
Deferred costs written off                        --             --       (8,540,235)
Mineral property option proceeds                  --             --       (1,978,901)
                                          ------------   ------------   ------------
Deferred costs, end of the period         $  3,190,332   $  1,660,941   $  3,190,332
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

                                                MINERA ANDES INC.
                                       "An Exploration Stage Corporation"
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (U.S. Dollars - Unaudited)



                                                                                                   Period from
                                                                       Three Months Ended          July 1, 1994
                                                                   ----------------------------   (commencement)
                                                                     March 31,       March 31,       Through
                                                                       2005            2004       March 31, 2005
                                                                   ------------    ------------    ------------
Operating Activities:
       Net loss for the period                                     $   (454,195)   $   (333,535)   $(17,346,445)
       Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
          Write-off of incorporation costs                                 --              --               665
          Write-off of deferred exploration costs                          --              --         8,540,235
          Loss on investment                                            145,068            --           565,417
          Depreciation                                                    2,454           8,857          79,951
          Stock option compensation                                       9,244          30,866         648,152
          Gain on sale of equipment                                        --              --          (112,330)
          Gain on sale of mineral properties                               --              --          (898,241)
          Change in:
             Receivables and prepaid expenses                             2,459          16,678        (107,125)

                Accounts payable and accruals                            (2,508)        305,634         235,559
                Due to related parties                                     --           (26,531)           --
                                                                   ------------    ------------    ------------
       Cash provided by (used in) operating activities                 (297,478)          1,969      (8,394,162)
                                                                   ------------    ------------    ------------
Investing Activities:
       Incorporation costs                                                 --              --              (665)
       Purchase of equipment                                               (441)         (8,768)       (258,113)
       Proceeds from sale of equipment                                     --              --            14,225
       Proceeds from sale of property                                      --              --           898,241
       Mineral properties and deferred exploration                     (356,424)       (745,642)    (15,277,431)
       Investment                                                    (2,140,057)           --        (7,981,353)
       Proceeds from sale of subsidiaries                                  --              --             9,398
       Acquisition of royalty interest                                     --              --          (500,000)
       Mineral property option proceeds                                 200,000         200,000       2,578,901
                                                                   ------------    ------------    ------------
       Cash used in investing activities                             (2,296,922)       (554,410)    (20,516,797)
                                                                   ------------    ------------    ------------

                                               MINERA ANDES INC.
                                      "An Exploration Stage Corporation"
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (U.S. Dollars - Unaudited)



                                                                                                Period from
                                                                       Three Months Ended       July 1, 1994
                                                                    -------------------------  (commencement)
                                                                      March 31,     March 31,     Through
                                                                       2005          2004      March 31, 2005
                                                                    -----------   -----------   -----------
Financing Activities
       Shares and subscriptions issued for cash, less issue costs     7,701,085     4,482,626    34,744,464
       Bank loan proceeds received                                    1,000,000          --       2,000,000
                                                                    -----------   -----------   -----------
       Cash provided by financing activities                          8,701,085     4,482,626    36,744,464
                                                                    -----------   -----------   -----------
Increase in cash and cash equivalents                                 6,106,685     3,930,185     7,833,505
Cash and cash equivalents, beginning of period                        1,726,820     2,234,342          --
                                                                    -----------   -----------   -----------
Cash and cash equivalents, end of period                            $ 7,833,505   $ 6,164,527   $ 7,833,505
                                                                    ===========   ===========   ===========

Supplementary disclosure of cash flow information:
       Interest and taxes paid                                      $     7,337   $      --     $     7,337
                                                                    -----------   -----------   -----------

Non-cash investing and financing activities and other information:

       Stock option compensation                                    $     9,244   $    30,866   $   648,152
                                                                    -----------   -----------   -----------
       Capitalized interest (Note 6)                                $    59,354   $      --     $    59,354
                                                                    -----------   -----------   -----------
       Depreciation capitalized to mineral properties               $     6,253   $      --     $    32,695
                                                                    -----------   -----------   -----------
       Adjustment for change in accounting for stock-based          $      --     $      --     $   678,569
       compensation (Note 2)
                                                                    -----------   -----------   -----------
       Deferred costs, acquired                                     $      --     $      --     $   576,139
                                                                    -----------   -----------   -----------
       Deferred costs, contributed to MSC                           $      --     $      --     $ 2,320,980
                                                                    -----------   -----------   -----------
       Shares issued for acquisition                                $      --     $      --     $   575,537
                                                                    -----------   -----------   -----------
       Interest and taxes paid                                      $      --     $      --     $      --
                                                                    -----------   -----------   -----------


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

                                MINERA ANDES INC.
                       "An Exploration Stage Corporation"
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (U.S. Dollars-Unaudited)


1. Accounting Policies, Financial Condition and Liquidity

The accompanying consolidated financial statements of Minera Andes Inc. for the three month periods ended March 31, 2005 and 2004 and for the cumulative period from commencement (July 1, 1994) through March 31, 2005 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 11. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 2004 financial information has been derived from our audited consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in our annual report on Form 10-KSB ("the 2004 10-KSB") for the year ended December 31, 2004 on file with SEDAR at WWW.SEDAR.COM and with the Securities and Exchange Commission. The accounting policies set forth in the audited annual consolidated financial statements are the same as the accounting policies utilized in the preparation of these consolidated financial statements, except as described in Note 2 and as modified for appropriate interim presentation.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of March 31, 2005, there was substantial doubt that we would be able to continue as a going concern.

For the three months ended March 31, 2005, we had a loss of approximately $454,000 and an accumulated deficit of approximately $19.7 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, we have financed our activities through the sale of equity securities and joint venture arrangements. We expect to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

Although there is no assurance that we will be successful in these actions, management believes that they will be able to secure the necessary financing to enable it to continue as a going concern. Accordingly, these financial statements do not reflect adjustments to the carrying value of assets and liabilities, and the reported revenues and expenses and balance sheet classifications used that would be necessary if the going concern assumption were not appropriate. Such adjustments could be material.

Although we have taken steps to verify title to mineral properties in which we have an interest, in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee title. Property title may be subject to unregistered prior agreements and noncompliance with regulatory requirements.



2.  Change in Accounting Policy

Effective January 1, 2004, we adopted, on a retroactive basis without restatement, the recommendations of CICA Handbook Section 3870, "Stock-based compensation and other stock-based payments", which now requires companies to adopt the fair value based method for all stock-based awards granted on or after January 1, 2002. Previously we were only required to disclose the pro forma effect of stock options issued to employees and directors in the notes to the financial statements. The effect of this change in accounting policy was to increase the deficit at January 1, 2004 by $678,569 with a corresponding increase to reported contributed surplus.

3.  Changes to Share Capital
                                                               Number
                                                             of Shares       Amount
                                                            -----------   -----------
      Balance, December 31, 2004                             71,586,806   $28,711,334

        Issued for cash on exercise of warrants                  22,500         9,230

        Issued for cash on exercise of broker warrants          289,748        83,938

        Issued for cash (private placement Cdn$0.55 each)    18,180,450     7,683,453
                                                            -----------   -----------
      Balance, March 31, 2005                                90,079,504   $36,487,955
                                                            ===========   ===========

During the three months ended March 31, 2005, we issued 22,500 common shares for the exercise of 45,000 purchase warrants and 289,748 shares for the exercise of broker warrants with gross proceeds of $93,168.

On March 22, 2005, we sold 18,180,450 units to accredited investors at a price of Cdn$0.55 per unit for net proceeds of Cdn$9,299,300 (US$7,683,453). Each unit consists of one common share and one-half of one common share purchase warrant.
One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.70 per share for a period of 5 years from the closing date. The issued securities are subject to a four-month hold period. The agents received a cash commission of 7% of the gross proceeds of the financing. The agents also received agent's warrants equal to 7% of the aggregate number of units sold pursuant to the offering. Each agent's warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.70 per common share for a period of 2 years from the date of issue. A total of 18,180,450 common shares were issued pursuant to the private placement, and 9,090,225 common shares are reserved for issuance on exercise of the warrants and 1,272,632 common shares are reserved for issuance on the exercise of the agent's warrants.

Subsequent to March 31, 2005, we issued 25,000 common shares for the exercise of stock options and 445,215 common shares for the exercise of broker warrants with gross proceeds of $129,068.

4.  Mineral Properties and Deferred Exploration Costs

At March 31, 2005, we, through our subsidiaries, hold interests in approximately
203,562 hectares of mineral rights and mining lands in three Argentine provinces. Under its present acquisition and exploration programs, we are continually acquiring additional mineral property interests and exploring and evaluating our properties. If, after evaluation, a property does not meet our requirements, then the property and deferred exploration costs are written off to operations. Mineral property costs and deferred exploration costs, net of mineral property option proceeds, are as follows:

2005 COSTS BY PROPERTY
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
                                                      Santa Cruz                        General
 Description                       San Juan Cateos      Cateos       Chubut Cateos    Exploration         Total
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Balance, beginning of period        $   1,065,399   $   1,582,043     $    180,213      $       --    $   2,827,655
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Assays and analytical                          --          25,489               --              --           25,489
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Construction and trenching                     --              --               --              --               --
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Consulting fees                               887          17,971            1,762          26,531           47,151
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
Depreciation                                    --              --               --           6,253            6,253
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Drilling                                       --              --               --              --               --
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Equipment Rental                               --             766               --              --              766
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Geology                                        --          96,897            1,455           6,687          105,039
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
Geophysics                                      --          39,033               --              --           39,033
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Legal                                          --              --               --          21,875           21,875
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Maintenance                                    --             162               --             678              840
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Materials and supplies                         --          10,339               52           3,408           13,799
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Project overhead                               56           1,011              350          14,063           15,481
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Property and mineral rights                 4,674           6,835              137              --           11,646
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Telephone                                       1           4,533                8           2,342            6,884
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Travel                                         24          14,385               20          22,824           37,253
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Wages and benefits                             --           2,388               --          28,780           31,168
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Overhead allocation                         2,832         128,710            1,900       (133,442)               --
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
 Balance, end of period              $   1,073,873   $   1,930,562     $    185,897      $       --    $   3,190,332
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------


The San Juan Province project is comprised of six properties totaling 20,900 hectares ("ha") in southwestern San Juan province. Land holding costs for 2005 are estimated at $1,616. Expenditures in the first quarter 2005 relate to an ongoing land maintenance and exploration program at the Los Azules project.

In Santa Cruz, we control 20 cateos and 57 manifestations of discovery totaling
122,263 ha. Land holding costs for 2005 are estimated at $3,819. The first quarter of 2005 expenditures on the Santa Cruz properties reflect the continuation of a regional reconnaissance program.

We currently hold 20 manifestations of discovery, totaling 19,900 ha, in Chubut province. Land holding costs for 2005 are estimated at $2,020. Expenditures in the first quarter of 2005 relate to an ongoing reconnaissance exploration program on lands acquired in 2002.

Wages and benefits were approximately $31,000 during the first quarter of 2005 compared to approximately $34,000 during the first quarter 2004. During 2005 and 2004, wage and benefit expense was for the benefit of all properties and was prorated to each project.

5.  Investment (San Jose Project)

The investment in Minera Santa Cruz S.A. is comprised of the following:

=============================================================================
                                                                     2005
-----------------------------------------------------------------------------
  Investment in MSC, January 1, 2005                              $ 7,345,840

  Plus:

    Deferred costs incurred                                           186,498

    Advances during the period                                      2,009,000

    Option agreement proceeds                                        (200,000)

    Loss from equity investment                                      (145,068)
-----------------------------------------------------------------------------
  Investment in MSC, March 31, 2005                               $ 9,196,270
=============================================================================

The San Jose project is owned by Minera Santa Cruz S.A. ("MSC"), an Argentine corporation owned by Minera Andes Inc. (49%) and Mauricio Hoschschild & Cia. Ltda. ("MHC") (51%). Our obligation will be 49% of the exploration costs related to the San Jose project, to maintain our interest in MSC.

Deferred costs incurred for $186,498 include, among other things, engineering consulting costs, legal fees, and interest and finance costs related to our investment in MSC.

Subsequent to March 31, 2005, we made payments of $2,156,000 to fund our 49% interest in the San Jose project.

6.  Bank Loan

In December 2004, we secured a two-year loan facility of up to $4 million from Macquarie Bank Limited ("Macquarie"). All amounts advanced are due in December 2006. This facility is to be provided in two tranches to assist in funding our 49% portion of the costs of completing a bankable feasibility study and related development work for the San Jose/Huevos Verdes gold/silver project in Argentina.

The commercial terms of the loan include a facility fee of 1.5% of the principal amount of each tranche at the time of the advance and interest of LIBOR plus 2% per year, currently totaling approximately 5.1% per year. In addition, we issued share purchase warrants to acquire 2,738,700 of our Common Shares at an exercise price of Cdn$0.91 per share. The warrants exercise price was calculated at a 20 percent premium to the volume weighted average of our common stock determined from the ten business days prior to acceptance of the loan facility. Each warrant is exercisable for two years. Additional share purchase warrants may be issued in regard to the second tranche of US$2.0 million, on terms calculated in a similar manner at that time, upon fulfillment of conditions precedent for that tranche. The loan is collateralized by our interest in Minera Andes S.A., our 49% interest in MSC, and personal property.

The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield - Nil; risk free interest rate - 3.53%; expected volatility of 62% and an expected life of 24 months. The difference between the allocated fair value and the face value of the debt of $346,200 was initially recorded as a debt discount with a corresponding entry to contributed surplus. The debt discount is being accreted and capitalized to our investment in MSC (Note 5) over the term of the debt using the effective interest rate method. No amount of the discount was accreted in 2004 since the debt agreement only became effective in December 2004. The accretion of the debt discount began in January 2005.



We received $1,000,000 of the first tranche in December 2004 and the remaining
$1,000,000 of the first tranche in February 2005. The bank loan and debt discount are summarized as follows:

                                                   Face                     Carrying
                                                  Amount      Discount        Value
                                                ----------   ----------    ----------
Bank loan, initial tranche, being the balance   $1,000,000   $  346,200    $  653,800
at January 1, 2005

Remainder of first tranche received              1,000,000         --       1,000,000

Accretion of debt discount                            --        (39,763)       39,763
                                                ----------   ----------    ----------
Bank loan, initial tranche, being the balance   $2,000,000   $  306,437    $1,693,563
at March 31, 2005
                                                ----------   ----------    ----------

As at March 31, 2005, interest expense incurred of $23,015, and accreted interest expense related to the debt discount of $39,763 were capitalized to the Investment in MSC (Note 5).

7.  Stock Options

A summary of the status of the Company's stock option plan as of March 31, 2005 is:

                                                                         Weighted Ave.
                                                                           Exercise
                                                              Options     Price (Cdn)
                                                             ---------     --------
Outstanding at December 31, 2004 and March 31, 2005          4,698,500     $   0.49
                                                             ---------     --------
Exercisable at March 31, 2005                                4,638,500     $   0.49
                                                             ---------     --------
Exercisable at December 31, 2004                             4,608,500     $   0.49
                                                             ---------     --------

The range of exercise prices is from Cdn$0.16 to Cdn$0.61 with a weighted average remaining contractual life of 4 years at March 31, 2005.

At March 31, 2005, there were options held by directors, officers, employees and consultants of the Company for the purchase of common shares as follows:

     Number of Shares         Exercise Price               Expiry Date
     ----------------         --------------               -----------
        253,500                  Cdn$0.16                  August 28, 2005
        715,000                  Cdn$0.40                  June 27, 2007
         25,000                  Cdn$0.36                  August 27, 2008
      1,500,000                  Cdn$0.59                  December 5, 2008
        100,000                  Cdn$0.50                  March 29, 2009
      1,500,000                  Cdn$0.55                  September 10, 2009
         50,000                  Cdn$0.61                  December 14, 2009
        555,000                  Cdn$0.31                  March 21, 2013
     ----------
      4,698,500

Concerning stock option compensation, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for employee and non-employee option grants:

                                     - 12 -

                                                       2005            2004
                                                      ------          ------
     Dividend yield (%)                                    -               -
     Expected volatility (%)                              85              93
     Risk-free interest rates (%)                       3.40            2.90
     Expected lives (years)                              5.0             5.0

We recorded $9,244, and $30,866 of stock option compensation, related to the vesting of certain non-employee stock options, during the three months ended March 31, 2005 and 2004, respectively.

8.  Warrants

                                                                      Cdn
                                                                    Wgt. Avg.
                                                     Warrants    Exercise Price
                                                    ----------     ----------
    Outstanding and exercisable, January 1, 2005    20,422,759          $0.62

    Purchase warrants                                9,090,225          $0.70

    Brokers' warrants                                1,272,632          $0.70

    Exercised                                         (312,248)         $0.36
                                                    ----------     ----------
    Outstanding and exercisable, March 31, 2005     30,473,368          $0.66
                                                    ==========     ==========

The range of exercise prices on outstanding warrants is Cdn$0.35 to Cdn$0.91 with a weighted average contractual life of 3.07 years at March 31, 2005.

9.   Agreements, Commitments and Contingencies

In March 2005, MSC discovered an alleged employee fraud committed by the former purchasing manager during the period June 2004 through March 2005. Respective to our 49% interest, the fraud amounted to approximately $57,000 in 2004 and $39,000 in 2005. MSC will vigorously pursue full recovery but the final amount recoverable is not certain at this time. Canadian accounting standards require a high level of certainty in recording a recovery on the balance sheet that is contingent on future events, as a result the full amount of the fraud for each period respectively, has been written off against our investment in MSC and is included in our loss from equity investment (Note 5). Funds recovered in the future related to the fraud will be recorded if and when they are received.

During the three months ended March 31, 2005, MSC signed agreements with third party providers for security services and mine and camp construction. Our 49 percent portion of these commitments is approximately $268,000.

10.  Related Party Transactions

During the period ended March 31, 2005 we incurred legal fees to a firm in which a director and officer is an associate totaling $10,185 (March 31, 2004 - $35,762). This transaction was in the normal course of operations was measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

11. Differences Between Canadian and United States Generally Accepted Accounting Principles

Differences between Canadian and U.S. generally accepted accounting principles ("GAAP") as they pertain to the Company relate to accounting for the acquisition of Scotia Prime Minerals, Incorporated, compensation expense associated with the release of shares from escrow, mineral properties and deferred exploration costs, stock-based compensation, warrants and bank loan and are described in
Note 12 to our consolidated financial statements for the year ended December 31, 2004 in the 2004 10-KSB.

During 2004, we adopted new Canadian GAAP rules regarding the utilization of the fair value based method to account for options granted to employees. U.S. GAAP does not require the fair value based method to account for employee based options as of January 1, 2002. Since we have not granted any options to employees in 2005, the retroactive adoption without restatement of the new Canadian requirements has not created differences between Canadian and U.S. GAAP with respect to shareholders' equity at March 31, 2005 nor the net loss for the three months ended March 31, 2005. There would however have been no adjustment to retained earnings at January 1, 2004 under U.S. GAAP as was required under Canadian GAAP.

Under Canadian GAAP, the corresponding entry to record the debt discount of $346,200 related to the warrants granted to Macquarie Bank in connection with a credit facility (Note 6) was to contributed surplus. Under US GAAP, as the Company is required to maintain its listed company status as part of the loan covenant, in accordance with Emerging Issues Task Force ("EITF") 00-19, the corresponding entry to record the debt discount is to a liability. This would result in total liabilities for US GAAP purposes to be $2,274,351, as at March 31, 2005 (December 31, 2004 - $1,261,181). Subsequently, the discount will be remeasured on each balance sheet date based on the fair value of the warrants with the adjustment charged to the Statement of Operations. The fair value of the warrants, as at March 31, 2005, was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield - Nil; risk free interest rate - 3.53%; expected volatility of 61% and an expected life of 21 months.


The impact of the above on the interim consolidated financial statements is as follows:

                                                     March 31,       Dec. 31,
                                                       2005            2004
                                                   ------------    ------------
Shareholders' equity, end of period, per Canadian  $ 18,450,693    $ 11,194,559
GAAP

Adjustment for mineral properties and deferred
exploration costs                                    (3,190,332)     (2,827,655)

Adjustment for investment                            (9,196,270)     (7,345,840)

Adjustment for fair value of warrants                    42,527            --

Adjustment for the debt discount                       (346,200)       (346,200)
                                                   ------------    ------------
Shareholders' equity, end of period, per
U.S. GAAP                                          $  5,760,418    $    674,864
                                                   ============    ============




                                                                                   Period from
                                                        Three Months Ended         July 1, 1994
                                                   ----------------------------   (commencement)
                                                     March 31,       March 31,       through
                                                       2005            2004       March 31, 2005
                                                   ------------    ------------    ------------
Net loss for the period, per Canadian GAAP         $    454,195    $    333,535    $ 17,346,445

Adjustment for acquisition of Scotia                       --              --           248,590

Adjustment for compensation expense                        --              --         6,022,300

Adjustment for fair value of warrants                   (42,527)           --           (42,527)

Adjustment for deferred exploration costs, net          362,677         745,642       3,190,332

Adjustment for investment                             1,850,430        (200,000)      9,196,270
                                                   ------------    ------------    ------------
Net loss for the period, per U.S. GAAP             $  2,624,775    $    879,177    $ 35,961,410
                                                   ============    ============    ============
Basic and diluted net loss per common share, per
U.S. GAAP                                          $       0.04    $       0.01
                                                   ============    ============

During 1995, we issued 336,814 Common Shares for the acquisition of Scotia Prime
Minerals, Incorporated ("Scotia"). Under U.S. GAAP, these shares would be valued at $248,590, the fair market value of the shares issued. This value, plus the $17,215 of net liabilities of Scotia assumed by the Company, would have been recorded as property rights at the acquisition date under U.S. GAAP.

We continue to account for stock-based compensation awarded to employees using the intrinsic method. We did not grant any options to employees during the quarter ended March 31, 2005, therefore there was no pro-forma difference.

Recent U.S. Accounting Pronouncements

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

We are assessing the effect on the consolidated financial statements as a result of implementation of these new U.S. standards.

                                     - 15 -

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Prepared as of May 17, 2005

The following discussion should be read in conjunction with Minera Andes' audited consolidated financial statements and notes thereto for the year ended December 31, 2004 and the unaudited consolidated interim financial statements and notes thereto for the period ended March 31, 2005, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These statements along with additional information relating to Minera Andes are available on SEDAR at WWW.SEDAR.COM. Financial condition and results of operations are not necessarily indicative of what may be expected in future years.

All amounts in this discussion are in US Dollars unless otherwise indicated

Note Regarding Forward-Looking Statements
-----------------------------------------

The information in this report includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("1934 Act"), and is subject to the safe harbor created by those sections. Factors that could cause results to differ materially from those projected include, but are not limited to, results of current exploration activities, the market price of precious and base metals, the availability of joint venture partners or sources of financing, and other risk factors detailed in our Securities and Exchange Commission filings.

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

The principal business of Minera Andes is the exploration and development of mineral properties, located primarily in the Republic of Argentina, consisting of mineral rights and applications for mineral rights, covering approximately 203,562 hectares in three provinces in Argentina. We carry out our business by acquiring, exploring and evaluating mineral properties through our ongoing exploration program. Following exploration, we either seek to enter joint ventures to further develop these properties or dispose of them if the properties do not meet our requirements. Our properties are all early stage exploration properties and no proven or probable reserves have been identified except at one project where reserve definition is underway.

Through our subsidiaries and joint ventures we own a 49% equity interest in MSC, which owns the San Jose gold/silver property in Southern Argentina, and a 100% interest in over 10 mineral properties in Argentina. San Jose is currently in advanced exploration and underground development and a production decision is expected in the second half of 2005. The production decision originally anticipated last year has taken longer due to positive exploration results which expanded the exploration program and feasibility study underway at the San Jose project. The program for 2005 consists of a comprehensive program with a feasibility study that includes underground exploration/development totaling about 3.5 kilometers of workings, environmental studies, metallurgical studies, and construction with over 200 employees on site.

The 2005 San Jose budget has been expanded to total approximately US$17 million, consisting of US$13.2 million in construction and reserve development of the Huevos Verdes vein, US$1.5 million for the completion of the feasibility study, and US$2.3 million for the exploration of additional targets on the property. Minera Andes' 49% portion of these costs is US$8.3 million of which US$2.0 had been paid through March 31, 2005. It is anticipated that, following completion of a positive bankable feasibility study in the second half of 2005, debt financing will be sought for the remainder of the required mine development budget.

Within our mineral exploration land in Argentina our focus is primarily on gold, silver and copper mineralized targets. In addition, several new exploration properties have been acquired through the filing of mineral applications. These properties reveal numerous similarities to Minera Andes' San Jose property in northern Santa Cruz province. Two properties, Cerro Mojon and San Agustin, contain several mineralized structures with favorable geologic indicators and silver values up to 10 ounces per ton. Other prospects contain structures with sinter-like quartz veining.

Plan of Operations
------------------

At quarter end, we had working capital of approximately $7.7 million plus a pending $2.0 million credit facility. Assuming a positive feasibility outcome, MSC plans to seek non-recourse debt financing to complete construction of the San Jose project. Funding requirements for the project may change depending on exploration results, changes in feasibility completion and production decision dates, and the time needed to complete the debt financing.

In addition to planned expenditures on the San Jose project, we plan to spend $2.3 million on our mineral property and exploration activities and general and administrative expenses through the remainder of 2005. We will be conducting work on several properties including an ongoing reconnaissance program designed to make new acquisitions. It is anticipated that exploration on other projects and acquisition of new projects will require additional cash.

Results of Operations
---------------------

First quarter 2005 compared with first quarter 2004
We had a net loss of approximately $454,000 for the first quarter of 2005, compared to a net loss of $334,000 for the first quarter of 2004 due to loss on investment. Total mineral property and deferred exploration costs were approximately $363,000 during the first quarter of 2005, compared with approximately $746,000 spent in the first quarter of 2004. The costs are associated with ongoing reconnaissance exploration programs, new property acquisitions, evaluation of existing properties, and exploration at our Los Azules project.

Administrative expenditures for the quarter ended March 31, 2005 included $112,393 in consulting fees. The costs are associated with our investor relations program and stock compensation expense for consultants. Legal, audit and accounting activities were $36,792 for the quarter ended March 31, 2005 compared to $81,003 in the same period last year. Travel for the quarter ended March 31, 2005 was $22,656 compared with $19,091 in the same period in 2004. Foreign exchange loss was $16,430 for the quarter ended March 31, 2005 compared with a gain of $38,538 in the same period in 2004, due to the effect of a strengthening U.S. dollar offset by the associated impact on the value of cash equivalents invested in Canadian dollar instruments.

In the first quarter of 2005, we issued 18,180,450 units through a private placement at a price of Cdn$0.55 per unit for gross proceeds of Cdn$10 million. Under terms of the offering, each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant will entitle the holder to purchase one additional common share at an exercise price of Cdn$0.70 per share for a period of 5 years from the closing date. The securities are subject to a four-month hold period. Our agents received a 7% commission and agents' warrants equal to 7% of the aggregate number of units issued pursuant to the offering. Each agent's warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.70 per common share for a period of 2 years from the date of issue. We intend to use the proceeds from the offering to fund our investment in MSC and for general corporate purposes.

Liquidity and Capital Resources
-------------------------------

Due to the nature of the mining industry, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, we have financed our activities through the sale of equity securities and joint venture arrangements. We expect to use similar financing techniques in the future. However, there can be no assurance that we will be successful with such financings. See "Plan of Operations".

At March 31, 2005 we had cash and cash equivalents of approximately $7.8 million compared to approximately $6.2 million at March 31, 2004. Working capital at March 31, 2005 was approximately $7.7 million, sufficient, together with funds from joint ventures on the San Jose project, as estimated by management, to cover its budgeted expenditures for mineral property and exploration activities on its properties in Argentina and general and administrative expenses through the end of 2005. Our operating activities used approximately $282,000 in the first quarter of 2005 compared with providing approximately $2,000 in the first quarter of 2004. Administrative expenditures for the period included approximately $112,000 in consulting fees (a decrease of $32,000 over the same period last year); approximately $23,000 in travel; approximately $46,000 in office overhead and approximately $10,000 in telephone expenditures. These costs are due to our investor relations and public relations program.

Investing activities used approximately $2.3 million, due to funding our 49% interest in the San Jose project, less property option proceeds received, and expenditures related to mineral properties and deferred exploration in the first quarter of 2005 compared with approximately $554,000 used in the first quarter of 2004.

Financing activities provided approximately $8.7 million, as a result of a private placement, exercise of warrants and bank loan proceeds received in the first quarter of 2005 compared with approximately $4.5 million provided in the first quarter of 2004. Cash and cash equivalents increased in the first quarter by approximately $6 million in 2005 compared with an increase of approximately $4 million in the same period in 2004.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, our ability to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of March 31, 2005, there was significant doubt that we would be able to continue as a going concern. (See Auditor's Comment in the December 31, 2004 Audit Report and
Note 1 in the December 31, 2004 Financial Statements).

For the three months ended March 31, 2005, we had a loss of approximately $454,000 and an accumulated deficit of approximately $19.7 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, we have financed our activities through the sale of equity securities, debt and joint venture arrangements. We expect to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

Although there is no assurance that we will be successful in these actions, management believes that they will be able to secure the necessary financing to enable it to continue as a going concern. Accordingly, these financial statements do not reflect adjustments to the carrying value of assets and liabilities, the reported revenues and expenses and balance sheet classifications used that would be necessary if the going concern assumption were not appropriate. Such adjustments could be material.

Critical Accounting Policies
----------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. The most significant accounting policies that are most important to the portrayal of our current financial condition and results of operations relate to mineralization and deferred development costs.

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

We review the carrying value of our investment in MSC and in other mineral properties on a regular basis. This review includes, but is not limited to, the timing of exploration and/or development work, work programs proposed, the exploration results achieved by Minera Andes and others, sales and/or joint venture value, current market price of minerals, ability to finance ongoing development and, in the case of producing properties, the estimated future operating results and net cash flows. When the carrying value of a property is estimated to exceed its net recoverable amount, provision is made for the decline in value. If a property is abandoned, the property and deferred exploration costs will be written off to operations.

Recent U.S. Accounting Pronouncements
-------------------------------------

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

We are assessing the effect on the consolidated financial statements as a result of implementation of these new U.S. standards.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-14(c) and 15d-14(c)) under the supervision and with the participation of management, including our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 2. Changes in Securities

During the three months ended March 31, 2005, we issued 22,500 common shares for the exercise of 45,000 purchase warrants and 289,748 shares for the exercise of broker warrants with gross proceeds of US$93,168.

On March 22, 2005, we sold 18,180,450 units to accredited investors at a price of Cdn$0.55 per unit for net proceeds of Cdn$9,299,300 (US$7,683,453). Each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.70 per share for a period of 5 years from the closing date. The issued securities are subject to a four-month hold period. The agents received a cash commission of 7% of the gross proceeds of the financing. The agents also received agent's warrants equal to 7% of the aggregate number of units sold pursuant to the offering. Each agent's warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.70 per common share for a period of 2 years from the date of issue. A total of 18,180,450 common shares were issued pursuant to the private placement, and 9,090,225 common shares are reserved for issuance on exercise of the warrants and 1,272,632 common shares are reserved for issuance on the exercise of the agent's warrants.

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

Item 6. Exhibits

Exhibit
Number              Identification of Exhibit

31.1 Certification of President (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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





                                            MINERA ANDES INC.



  Date: May 20, 2005                        By:  /s/  Allen V. Ambrose
        ------------                           --------------------------------
                                                      Allen V. Ambrose
                                                      President



  Date: May 20, 2005                        By:  /s/ William V. Schara
        ------------                           --------------------------------
                                                     William V. Schara
                                                     Chief Financial Officer