Form 10KSB/A
period 2004-12-31
MINERA ANDES INC /WA
filed 2005-08-03
CIK 1030219

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 1
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
Common shares without par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☒

The issuer is in the exploration stage and has no revenues for its most recent fiscal year.

The aggregate market value of the voting stock held by non-affiliates as of March 31, 2005 was $42,510,609.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2005 the Registrant had 90,079,504 common shares outstanding.
Transitional Small Business Disclosure Format (Check one:) Yes ☐  No ☒

Explanatory Note

This Amendment No. 1 is being filed solely to amend the officer certifications contained in Exhibits 31.1 and 31.2, which, as originally filed, had incorrectly referred to this report as a “quarterly report” instead of an “annual report.” Therefore, this Amendment restates Item 13, “Exhibits,” and the Index to Exhibits to reflect the filing in this amendment of the officer certifications in Exhibits 31.1 and 31.2, as well as the officer certifications in Exhibits 32.1 and 32.2, as required by Rule 12b-15 under the Securities Exchange Act of 1934.

Item 13. Exhibits

The Exhibits described in the Index to Exhibits on pages 3 through 5 of this amendment are included as part of this Form 10-KSB.

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

10.10
Purchase and Sales Agreement (Chubut cateos, Mina Leon I, Mina Leon II and Leleque) dated August 28, 2000 between Minera Andes S.A. and Cordon Leleque S.A. (incorporated by reference to Exhibit 10.17 to the Form 10-KSB for the fiscal year ended December 31, 2000).

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

10.21	Macquarie Bank Limited Credit Agreement dated December 10, 2004 (included in the original filing of this report).

21.1	List of subsidiaries (included in the original filing of this report).

23.1	Consent of BDO Dunwoody LLP (included in the original filing of this report).

31.1	Certification of President (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Exhibits filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERA ANDES INC.
Registrant

By: /s/ Allen V. Ambrose
Allen V. Ambrose, President

Date: August 3, 2005