Form 10QSB
period 2005-06-30
MINERA ANDES INC /WA
filed 2005-08-15
CIK 1030219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

                             (Mark One)
                ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

                              ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to __________
Commission file Number 000-22731

MINERA ANDES INC.
(Exact name of small business issuer as specified in its charter)

ALBERTA, CANADA
(State or other jurisdiction of incorporation or organization)

NONE
(I.R.S. Employer Identification No.)

111 E. MAGNESIUM ROAD, SUITE A, SPOKANE, WA 99208
(Address of principal executive offices)

(509) 921-7322
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Shares outstanding as of August 15, 2005: 90,549,719 shares of common stock, with no par value

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED BALANCE SHEETS
(U.S. Dollars - Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current:
Cash and cash equivalents	$3,563,947	$1,726,820
Receivables and prepaid expenses	87,022	111,570
Total current assets	3,650,969	1,838,390
Mineral properties and deferred exploration costs (Note 4)	4,010,816	2,827,655
Investment (Note 5)	12,184,796	7,345,840
Equipment, net	82,626	97,655
Total assets	$19,929,207	$12,109,540

LIABILITIES
Current:
Accounts payable and accruals	$266,267	$257,268
Bank loan interest payable	21,943	3,913
Total current liabilities	288,210	261,181
Bank loan (Note 6)	1,734,282	653,800
Total liabilities	2,022,492	914,981

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, unlimited number Authorized, none issued	--	--
Common shares, no par value, unlimited number authorized
Issued June 30, 2005 - 90,549,719 shares (Note 3) Issued December 31, 2004 - 71,586,806 shares	36,617,024	28,711,334
Contributed surplus - stock option compensation (Note 7)	1,681,850	1,663,677
Accumulated deficit	(20,392,159)	(19,180,452)
Total shareholders’ equity	17,906,715	11,194,559
Total liabilities and shareholders’ equity	$19,929,207	$12,109,540

Approved by the Board of Directors:

/s/ Allen V. Ambrose                                     /s/ Bonnie L. Kuhn
Allen V. Ambrose, Director                     Bonnie L. Kuhn, Director
The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(U.S. Dollars-Unaudited)
	Three Months Ended		Six Months Ended		Period from July 1, 1994 (commencement)
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	through June 30, 2005 (Cumulative)
Consulting fees	$82,109	$84,821	$194,502	$229,197	$2,160,726
Depreciation	2,538	8,514	4,992	17,371	82,489
Equipment rental	--	--	--	--	21,522
Foreign exchange loss	125,385	154,688	141,815	116,150	238,498
Insurance	18,265	18,083	35,520	36,870	357,591
Legal, audit and accounting fees	37,420	53,495	74,212	134,498	1,585,417
Materials, supplies and maintenance	--	--	--	--	49,260
Office overhead and administration fees	140,766	94,928	187,183	151,833	2,575,927
Telephone	8,127	6,244	17,748	15,162	434,582
Transfer agent	2,264	2,995	3,211	4,525	119,967
Travel	32,208	15,836	54,864	34,927	513,691
Wages and benefits	80,009	49,175	132,022	96,649	2,189,039
Write-off of deferred exploration costs	--	--	--	--	8,540,235
Total expenses	529,091	488,779	846,069	837,182	18,868,944
Gain on sale of equipment	--	--	--	--	(112,330)
Gain on sale of property	--	--	--	--	(898,241)
Loss on investment (Note 5)	182,507	--	327,575	--	747,924
Interest income	(29,622)	(24,793)	(37,473)	(39,661)	(577,876)
Net loss for the period	681,976	463,986	1,136,171	797,521	18,028,421
Accumulated deficit, beginning of the period, as previously reported	19,710,183	17,455,082	19,180,452	16,356,398	--
Adjustment for change in accounting for stock-based compensation (Note 2)	--	--	--	678,569	678,569
	19,710,183	17,455,082	19,180,452	17,034,967	678,569
Adjustment on acquisition of royalty interest	--	--	--	--	500,000
Share issue costs	--	--	75,536	86,580	1,167,954
Deficiency on acquisition of subsidiary	--	--	--	--	17,215
Accumulated deficit, end of the period	$20,392,159	$17,919,068	$20,392,159	$17,919,068	$20,392,159
Basic and diluted net loss per common share	$0.01	$0.01	$0.01	$0.01
Weighted average shares outstanding	90,349,827	70,205,463	81,942,854	66,066,105

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES
AND DEFERRED EXPLORATION COSTS
(U.S. Dollars-Unaudited)
	Three Months Ended		Six Months Ended		Period from July 1, 1994 (commencement)
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	through June 30, 2005 (Cumulative)
Administration fees	$--	$--	$--	$--	$392,837
Assays and analytical	61,361	41,606	86,850	49,297	1,144,667
Construction and trenching	7,932	--	7,932	170	534,283
Consulting fees	53,244	15,778	100,395	39,470	1,273,188
Depreciation	6,268	--	12,521	--	209,588
Drilling	396,110	162	396,110	242,960	1,589,393
Equipment rental	83,537	--	84,303	132,688	505,252
Geology	58,284	85,333	163,323	291,591	3,912,658
Geophysics	23,325	--	62,358	--	372,260
Insurance	1,853	--	1,853	--	257,412
Legal	18,183	--	40,058	220	781,545
Maintenance	4,584	2,876	5,424	11,763	186,638
Materials and supplies	12,408	7,786	26,207	28,993	501,480
Project overhead	15,307	7,695	30,788	14,109	416,446
Property and mineral rights	8,693	12,379	20,339	41,269	1,432,938
Telephone	9,417	4,979	16,301	7,569	125,317
Travel	26,339	19,784	63,592	49,787	1,277,606
Wages and benefits	33,639	31,849	64,807	65,983	1,361,285
Costs incurred during the period	820,484	230,227	1,183,161	975,869	16,274,793
Deferred costs, beginning of the period	3,190,332	1,660,941	2,827,655	915,299	--
Deferred costs, acquired	--	--	--	--	576,139
Deferred costs, contributed to MSC	--	--	--	--	(2,320,980)
Deferred costs written off	--	--	--	--	(8,540,235)
Mineral property option proceeds	--	--	--	--	(1,978,901)
Deferred costs, end of the period	$4,010,816	$1,891,168	$4,010,816	$1,891,168	$4,010,816

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.
               “An Exploration Stage Corporation”
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars-Unaudited)
	Three Months Ended		Six Months Ended		Period from July 1, 1994 (commencement)
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	through June 30, 2005 (Cumulative)
Operating Activities:
Net loss for the period	$(681,976)	$(463,986)	$(1,136,171)	$(797,521)	$(18,028,421)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off of incorporation costs	--	--	--	--	665
Write-off of deferred exploration costs	--	--	--	--	8,540,235
Loss on investment	182,507	--	327,575	--	747,924
Depreciation	2,538	8,514	4,992	17,371	82,489
Stock option compensation	8,929	3,313	18,173	34,179	657,081
Gain on sale of equipment	--	--	--	--	(112,330)
Gain on sale of mineral properties	--	--	--	--	(898,241)
Change in:
Receivables and prepaid expenses	22,089	7,063	24,548	23,741	(87,022)
Accounts payable and accruals	11,507	(321,534)	8,999	(15,900)	266,268
Due to related parties	--	(4,000)	--	(30,531)	--
Cash used in operating activities	(454,406)	(770,630)	(751,884)	(768,661)	(8,831,352)

Investing Activities:
Incorporation costs	--	--	--	--	(665)
Purchase of equipment	(2,044)	(2,637)	(2,485)	(11,405)	(303,815)
Proceeds from sale of equipment	--	--	--	--	14,225
Proceeds from sale of property	--	--	--	--	898,241
Mineral properties and deferred exploration	(814,216)	(230,227)	(1,170,640)	(975,869)	(16,065,205)
Investment	(3,127,961)	--	(5,268,018)	--	(11,109,314)
Proceeds from sale of subsidiaries	--	--	--	--	9,398
Acquisition of royalty interest	--	--	--	--	(500,000)
Mineral property option proceeds	--	--	200,000	200,000	2,578,901
Cash used in investing activities	(3,944,221)	(232,864)	(6,241,143)	(787,274)	(24,478,234)

MINERA ANDES INC. “An Exploration Stage Corporation” CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. Dollars-Unaudited)
	Three Months Ended		Six Months Ended		Period from July 1, 1994 (commencement)
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	Through June 30, 2005 (Cumulative)
Financing Activities:
Shares and subscriptions issued for cash, less issue costs	129,069	147,426	7,830,154	4,630,052	34,873,533
Bank loan proceeds received	--	--	1,000,000	--	2,000,000
Cash provided by financing activities	129,069	147,426	8,830,154	4,630,052	36,873,533
Increase (decrease) in cash and cash equivalents	(4,269,558)	(856,068)	1,837,127	3,074,117	3,563,947
Cash and cash equivalents, beginning of period	7,833,505	6,164,527	1,726,820	2,234,342	--
Cash and cash equivalents, end of period	$3,563,947	$5,308,459	$3,563,947	$5,308,459	$3,563,947
Supplementary disclosure of cash flow information:
Interest paid	$23,200	$--	$30,537	$--	$30,537
Non-cash investing and financing activities and other information:
Stock option compensation	$8,929	$3,313	$18,173	$34,179	$657,081
Capitalized interest (Note 6)	$43,072	$--	$98,512	$--	$102,426
Depreciation capitalized to mineral properties	$6,268	$--	$12,521	$--	$209,588
Adjustment for change in accounting for stock-based compensation (Note 2)	$--	$--	$--	$--	$678,569
Deferred costs, acquired	$--	$--	$--	$--	$576,139
Deferred costs, contributed to MSC	$--	$--	$--	$--	$2,320,980
Shares issued for acquisition	$--	$--	$--	$--	$575,537

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars-Unaudited)

1. Accounting Policies, Financial Condition and Liquidity

The accompanying consolidated financial statements of Minera Andes Inc. for the three and six month periods ended June 30, 2005 and 2004 and for the cumulative period from commencement (July 1, 1994) through June 30, 2005 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 11. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 2004 financial information has been derived from our audited consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in our annual report on Form 10-KSB (“the 2004 10-KSB”) for the year ended December 31, 2004 on file with SEDAR, in Canada, at www.sedar.com and with the Securities and Exchange Commission, in the United States. The accounting policies set forth in the audited annual consolidated financial statements are the same as the accounting policies utilized in the preparation of these consolidated financial statements, except as modified for appropriate interim presentation.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of June 30, 2005, there was substantial doubt that we would be able to continue as a going concern.

For the six months ended June 30, 2005, we had a loss of approximately $1,136,000 and an accumulated deficit of approximately $20.4 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, we have financed our activities through the sale of equity securities, loan facilities and joint venture arrangements. We expect to use similar financing techniques in the future and are actively pursuing such additional sources of financing.

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

3. Changes to Share Capital
	Number of Shares	Amount
Balance, December 31, 2004	71,586,806	$28,711,334
Issued for cash on exercise of options	25,000	3,234
Issued for cash on exercise of warrants	22,500	9,230
Issued for cash on exercise of broker warrants	734,963	209,773
Issued for cash (private placement Cdn$0.55 each)	18,180,450	7,683,453
Balance, June 30, 2005	90,549,719	$36,617,024

During the three months ended June 30, 2005, we issued 25,000 common shares for the exercise of stock options and 445,215 shares for the exercise of broker warrants with gross proceeds of $129,069.

During the three months ended March 31, 2005, we issued 22,500 common shares for the exercise of purchase warrants and 289,748 shares for the exercise of broker warrants with gross proceeds of $93,168.

On March 22, 2005, we sold 18,180,450 units to accredited investors at a price of Cdn$0.55 per unit for net proceeds of Cdn$9,299,300 (US$7,683,453). Each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.70 per share for a period of 5 years from the closing date. The issued securities are subject to a four-month hold period. The agents received a cash commission of 7% of the gross proceeds of the financing. The agents also received agent’s warrants equal to 7% of the aggregate number of units sold pursuant to the offering. Each agent’s warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.70 per common share for a period of 2 years from the date of issue. A total of 18,180,450 common shares were issued pursuant to the private placement, and 9,090,225 common shares are reserved for issuance on exercise of the warrants and 1,272,632 common shares are reserved for issuance on the exercise of the agent’s warrants.

4. Mineral Properties and Deferred Exploration Costs

At June 30, 2005, we, through our subsidiaries, hold interests in approximately 203,562 hectares of mineral rights and mining lands in three Argentine provinces. Under our present acquisition and exploration programs, we are continually acquiring additional mineral property interests and exploring and evaluating our properties. If, after evaluation, a property does not meet our requirements, then the property and deferred exploration costs are written off to operations. Mineral property costs and deferred exploration costs, net of mineral property option proceeds, are as follows:

2005 COSTS BY PROPERTY
Description	San Juan Cateos	Santa Cruz Cateos	Chubut Cateos	General Exploration	Total
Balance, beginning of period	$1,065,399	$1,582,043	$180,213	$--	$2,827,655
Assays and analytical	--	86,850	--	--	86,850
Construction and trenching	--	7,932	--	--	7,932
Consulting fees	1,872	38,531	6,596	53,396	100,395
Depreciation	--	--	--	12,521	12,521
Drilling	--	396,110	--	--	396,110
Equipment Rental	--	84,303	--	--	84,303
Geology	--	145,596	2,339	15,388	163,323
Geophysics	--	62,358	--	--	62,358
Insurance	--	--	--	1,853	1,853
Legal	--	--	--	40,058	40,058
Maintenance	--	4,746	--	678	5,424
Materials and supplies	25	22,455	177	3,550	26,207
Project overhead	56	1,956	602	28,174	30,788
Property and mineral rights	4,674	14,652	1,013	--	20,339
Telephone	1	11,308	10	4,982	16,301
Travel	56	37,117	65	26,354	63,592
Wages and benefits	1,124	10,799	--	52,884	64,807
Overhead allocation	6,050	230,852	2,936	(239,838)	--
Balance, end of period	$1,079,257	$2,737,608	$193,951	$--	$4,010,816

The San Juan Province project is comprised of six properties totaling 20,900 hectares (“ha”) in southwestern San Juan province. Land holding costs for 2005 are estimated at $1,616. Expenditures in the first half of 2005 relate to an ongoing land maintenance and exploration program at the Los Azules project.

In Santa Cruz, we control 20 cateos and 57 manifestations of discovery totaling 122,263 ha. Land holding costs for 2005 are estimated at $3,819. The first half of 2005 expenditures on the Santa Cruz properties reflect the continuation of a regional reconnaissance program.

We currently hold 20 manifestations of discovery, totaling 19,900 ha, in Chubut province. Land holding costs for 2005 are estimated at $2,020. Expenditures in the first half of 2005 relate to an ongoing reconnaissance exploration program on lands acquired in 2002.

5. Investment (San José Project)

The investment in Minera Santa Cruz S.A. is comprised of the following:

2005
Investment in MSC, January 1, 2005	$7,345,840
Plus:
Deferred costs incurred	270,531
Advances during the period	5,096,000
Option agreement proceeds	(200,000)
Loss from equity investment	(327,575)
Investment in MSC, June 30, 2005	$12,184,796

The San José project is owned by Minera Santa Cruz S.A. (“MSC”), an Argentine corporation owned by Minera Andes Inc. (49%) and Mauricio Hoschschild & Cia. Ltda. (“MHC”) (51%). Our obligation will be 49% of the exploration costs related to the San José project, to maintain our interest in MSC.

Deferred costs incurred for $270,531 include, among other things, engineering consulting costs, legal fees, and interest and finance costs related to our investment in MSC.

Subsequent to June 30, 2005, we made payments of $2,842,000 to fund our 49% interest in the San Jose project.

6. Bank Loan

In December 2004, we secured a two-year loan facility of up to $4 million from Macquarie Bank Limited (“Macquarie”). All amounts advanced are due in December 2006. This facility is to be provided in two tranches to assist in funding our 49% portion of the costs of completing a bankable feasibility study and related development work for the San Jose/Huevos Verdes gold/silver project in Argentina.

The commercial terms of the loan include a facility fee of 1.5% of the principal amount of each tranche at the time of the advance and interest of LIBOR plus 2% per year, currently totaling approximately 5.5% per year. In addition, we issued share purchase warrants to acquire 2,738,700 of our Common Shares at an exercise price of Cdn$0.91 per share. The warrants exercise price was calculated at a 20 percent premium to the volume weighted average of our common stock determined from the ten business days prior to acceptance of the loan facility. Each warrant is exercisable for two years. The loan is collateralized by our interest in Minera Andes S.A., our 49% interest in MSC, and personal property.

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

We received $1,000,000 of the first tranche in December 2004 and the remaining $1,000,000 of the first tranche in February 2005. The bank loan and debt discount are summarized as follows:

	Face Amount	Discount	Carrying Value
Bank loan, initial tranche, being the balance at January 1, 2005	$1,000,000	$346,200	$653,800
Remainder of first tranche received	1,000,000	--	1,000,000
Accretion of debt discount	--	(80,482)	80,482
Bank loan, initial tranche, being the balance at June 30, 2005	$2,000,000	$265,718	$1,734,282

As at June 30, 2005, interest expense incurred of $48,567, and accreted interest expense related to the debt discount of $80,482 were capitalized to the Investment in MSC (Note 5).

Subsequent to June 30, 2005, we received the second tranche of $2,000,000. In addition, we issued share purchase warrants to acquire 3,987,742 of our Common Shares at an exercise price of Cdn$0.62 per share. The warrants exercise price was calculated at a 20 percent premium to the volume weighted average of our common stock determined from the ten business days prior to acceptance of the loan facility. Each warrant is exercisable for two years.

7. Stock Options

A summary of the status of the Company’s stock option plan as of June 30, 2005 is:

	Options	Weighted Ave. Exercise Price (Cdn)
Outstanding at January 1, 2005	4,698,500	$0.49
Exercised	(25,000)	$0.16
Outstanding at June 30, 2005	4,673,500	$0.49
Exercisable at June 30, 2005	4,643,500	$0.49

The range of exercise prices is from Cdn$0.16 to Cdn$0.61 with a weighted average remaining contractual life of 3.79 years at June 30, 2005.

At June 30, 2005, there were options held by directors, officers, employees and consultants of the Company for the purchase of common shares as follows:

Number of Shares	Exercise Price	Expiry Date
228,500	Cdn$0.16	August 28, 2005
715,000	Cdn$0.40	June 27, 2007
25,000	Cdn$0.36	August 27, 2008
1,500,000	Cdn$0.59	December 5, 2008
100,000	Cdn$0.50	March 29, 2009
1,500,000	Cdn$0.55	September 10, 2009
50,000	Cdn$0.61	December 14, 2009
555,000	Cdn$0.31	March 21, 2013
4,673,500

Concerning stock option compensation, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for employee and non-employee option grants:

	2005	2004
Dividend yield (%)	-	-
Expected volatility (%)	82.5	93
Risk-free interest rates (%)	3.40	2.90
Expected lives (years)	5.0	5.0

We recorded $18,173, and $34,179 of stock option compensation, related to the vesting of certain non-employee stock options, during the six months ended June 30, 2005 and 2004, respectively.

8. Warrants

	Warrants	Cdn Wgt. Avg. Exercise Price
Outstanding and exercisable, January 1, 2005	20,422,759	$0.62
Purchase warrants	9,090,225	$0.70
Brokers’ warrants	1,272,632	$0.70
Exercised	(757,463)	$0.35
Outstanding and exercisable, June 30, 2005	30,028,153	$0.66

The range of exercise prices on outstanding warrants is Cdn$0.35 to Cdn$0.91 with a weighted average contractual life of 2.84 years at June 30, 2005.

9. Agreements, Commitments and Contingencies

In March 2005, MSC discovered an alleged employee fraud committed by the former purchasing manager during the period June 2004 through March 2005. Respective to our 49% interest, the fraud amounted to approximately $57,300 in 2004 and $56,500 in 2005. MSC will vigorously pursue full recovery but the final amount recoverable is not certain at this time. Canadian accounting standards require a high level of certainty in recording a recovery on the balance sheet that is contingent on future events, as a result the full amount of the fraud for each period respectively, has been written off against our investment in MSC and is included in our loss from equity investment (Note 5). Funds recovered in the future related to the fraud will be recorded if and when they are received.

During the six months ended June 30, 2005, MSC signed agreements with third party providers for security services and mine and camp construction. Our 49 percent portion of these commitments is approximately $824,000.

10. Related Party Transactions

During the period ended June 30, 2005 we incurred legal fees to a director and officer totaling $24,775 (June 30, 2004 - $52,483). This transaction was in the normal course of operations and was measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

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

During 2004, we adopted new Canadian GAAP rules regarding the utilization of the fair value based method to account for options granted to employees. U.S. GAAP does not require the fair value based method to account for employee based options as of January 1, 2002. Since we have not granted any options to employees in 2005, the retroactive adoption without restatement of the new Canadian requirements has not created differences between Canadian and U.S. GAAP with respect to shareholders’ equity at June 30, 2005 nor the net loss for the six months ended June 30, 2005. There would however have been no adjustment to retained earnings at January 1, 2004 under U.S. GAAP as was required under Canadian GAAP.

Under Canadian GAAP, the corresponding entry to record the debt discount of $346,200 related to the warrants granted to Macquarie Bank in connection with a credit facility (Note 6) was to contributed surplus. Under US GAAP, as the Company is required to maintain its listed company status as part of the loan covenant, in accordance with Emerging Issues Task Force (“EITF”) 00-19, the corresponding entry to record the debt discount is to a liability. This would result in total liabilities for US GAAP purposes to be $2,288,210, as at June 30, 2005 (December 31, 2004 - $1,261,181). Subsequent to the initial measurement, the discount is remeasured on each balance sheet date based on the fair value of the warrants with the adjustment charged to the Statement of Operations. The fair value of the warrants, as at June 30, 2005, was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield - Nil; risk free interest rate - 3.53%; expected volatility of 50% and an expected life of 18 months.

The impact of the above on the interim consolidated financial statements is as follows:

	June 30, 2005	Dec. 31, 2004
Shareholders’ equity, end of period, per Canadian GAAP	$17,906,715	$11,194,559
Adjustment for mineral properties and deferred exploration costs	(4,010,816)	(2,827,655)
Adjustment for investment	(12,184,796)	(7,345,840)
Adjustment for fair value of warrants	172,859	--
Adjustment for the debt discount	(346,200)	(346,200)
Shareholders’ equity, end of period, per U.S. GAAP	$1,537,762	$674,864

	Three Months Ended		Six Months Ended		Period from July 1, 1994 (commencement)
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	through June 30, 2005 (Cumulative)
Net loss for the period, per Canadian GAAP	$681,976	$463,986	$1,136,171	$797,521	$18,028,421
Adjustment for acquisition of Scotia	--	--	--	--	248,590
Adjustment for compensation expense	--	--	--	--	6,022,300
Adjustment for fair value of warrants	(130,332)	--	(172,859)	--	(172,859)
Adjustment for deferred exploration costs, net	820,484	230,227	1,183,161	975,869	4,010,816
Adjustment for investment	2,988,526	--	4,838,956	(200,000)	12,184,796
Net loss for the period, per U.S. GAAP	$4,360,654	$694,213	$6,985,429	$1,573,390	$40,322,064
Net loss per common share, per U.S. GAAP, basic and diluted	$0.05	$0.01	$0.08	$0.02

During 1995, we issued 336,814 Common Shares for the acquisition of Scotia Prime Minerals, Incorporated (“Scotia”). Under U.S. GAAP, these shares would be valued at $248,590, the fair market value of the shares issued. This value, plus the $17,215 of net liabilities of Scotia assumed by the Company, would have been recorded as property rights at the acquisition date under U.S. GAAP.

We continue to account for stock-based compensation awarded to employees using the intrinsic method. We did not grant any options to employees during the six months ended June 30, 2005, therefore there was no pro-forma difference.

New U.S. Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that do not file as a small business issuer, SFAS No. 123(R) is effective for the first annual reporting period beginning after December 15, 2005.

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

12. Subsequent Events

In July 2005, the company’s jointly owned company, Minera Santa Cruz, accepted a letter offer to finance the advancement of the San Jose project. The US$50 million debt facility to be provided by Standard Bank and HVB is subject, among other things, to completion of a bankable feasibility study, bank due diligence, documentation and certain regulatory approvals. It is anticipated that the facility will be available for drawdown in the 1st quarter of 2006.  The facility is substantially non-recourse to Minera Andes and Mauricio Hochschild.  As part of the overall facility amount, there is a stand-by facility of up to US$5million available for unanticipated cost over-runs prior to completion and commercial production.  The commercial terms of the loan are customary for a loan of this nature and include certain fees and expenses with interest rates of Libor + 3.0% pa prior to project completion and LIBOR + 2.75 to 3.0% pa thereafter. Subject to the completion of the definitive agreement for the debt facility, Minera Andes will pay $250,000 in consulting fees for services rendered to obtain the facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Prepared as of August 12, 2005

The following discussion should be read in conjunction with Minera Andes’ audited consolidated financial statements and notes thereto for the year ended December 31, 2004 and the unaudited consolidated interim financial statements and notes thereto for the period ended June 30, 2005, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. These statements along with additional information relating to Minera Andes are available on SEDAR at www.sedar.com. Financial condition and results of operations are not necessarily indicative of what may be expected in future years.

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

Through our subsidiaries and joint ventures we own a 49% equity interest in MSC, which owns the San José gold/silver property in Southern Argentina, and a 100% interest in over 10 mineral properties in Argentina. San José is currently in advanced exploration and underground development and a production decision is expected in the second half of 2005. The production decision originally anticipated last year has taken longer due to positive exploration results which expanded the exploration program and feasibility study underway at the San José project. The program for 2005 consists of a comprehensive program with a feasibility study that includes underground exploration/development totaling about 3.5 kilometers of workings, environmental studies, metallurgical studies, and construction with over 200 employees on site.

The 2005 San José annual budget has been expanded from approximately US$17.0 million to US$24.0 million, consisting of US$20.2 million in construction and reserve development of the Huevos Verdes vein, US$1.5 million for the completion of the feasibility study, and US$2.3 million for the exploration of additional targets on the property. Minera Andes’ 49% portion of these costs is US$12.0 million of which US$6.6 million had been paid through June 30, 2005. It is anticipated that, following completion of a positive bankable feasibility study in the second half of 2005, debt financing will be sought for the remainder of the required mine development budget. A letter offer for a limited recourse loan facility for up to $50.0 million in project finance was signed for the project in July 2005.

Within our mineral exploration land in Argentina our focus is primarily on gold, silver and copper mineralized targets. In addition, several new exploration properties have been acquired through the filing of mineral applications. These properties reveal numerous similarities to Minera Andes’ San José property in northern Santa Cruz province. Two properties, Cerro Mojón and San Agustin, contain several mineralized structures with favorable geologic indicators and silver values up to 10 ounces per ton and were drilled during the 2nd quarter of this year. Other prospects contain structures with sinter-like quartz veining.

Plan of Operations

At quarter end, we had working capital of approximately $3.5 million and access to a credit facility of $2.0 million, which was drawn down subsequent to June 30, 2005. Assuming a positive feasibility outcome, MSC plans to seek non-recourse debt financing to complete construction of the San José project and in July 2005 a letter offer was signed for a loan facility of up to $50 million. Funding requirements for the project may change depending on exploration results, changes in feasibility completion and production decision dates, and the time needed to complete the debt financing.

In addition to planned expenditures on the San José project, we plan to spend $1.1 million on our mineral property and exploration activities and general and administrative expenses through the remainder of 2005. We will be conducting work on several properties including an ongoing reconnaissance program designed to make new acquisitions. It is anticipated that exploration on other projects and acquisition of new projects will require additional cash.

Results of Operations

Second quarter 2005 compared with second quarter 2004
We had a net loss of approximately $682,000 for the second quarter of 2005, compared to a net loss of approximately $464,000 for the second quarter of 2004, due to loss on investment and costs associated with our Annual and Special Meeting and our investor relations program.

Six months ended June 30, 2005 compared with six months ended June 30, 2004
We had a net loss of approximately $1,136,000 for the six months ended June 30, 2005, compared to a net loss of $797,000 for the comparable period in 2004, due to loss on investment. Total mineral property and deferred exploration costs were approximately $1,183,000 during the six months ended June 30, 2005, compared with approximately $976,000 spent in the same period of 2004. The costs are associated with ongoing reconnaissance exploration programs, new property acquisitions, evaluation of existing properties, and exploration at our Los Azules project.

Administrative expenditures for the six months ended June 30, 2005 included $194,502 in consulting fees. The costs are associated with our investor relations program and stock compensation expense for consultants. Legal, audit and accounting activities were $74,212 for the six months ended June 30, 2005 compared to $134,498 in the same period last year. Travel for the six months ended June 30, 2005 was $54,864 compared with $34,927 in the same period in 2004. Foreign exchange loss was $141,814 for the six months ended June 30, 2005 compared with a loss of $116,150 in the same period in 2004, due to the effect of a strengthening U.S. dollar offset by the associated impact on the value of cash equivalents invested in Canadian dollar instruments.

In the six months ended June 30, 2005, we issued 18,180,450 units through a private placement at a price of Cdn$0.55 per unit for gross proceeds of Cdn$10 million. Under terms of the offering, each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant will entitle the holder to purchase one additional common share at an exercise price of Cdn$0.70 per share for a period of 5 years from the closing date. Our agents received a 7%

commission and agents’ warrants equal to 7% of the aggregate number of units issued pursuant to the offering. Each agent’s warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.70 per common share for a period of 2 years from the date of issue. We intend to use the proceeds from the offering to fund our investment in MSC and for general corporate purposes.

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

At June 30, 2005 we had cash and cash equivalents of approximately $3.6 million compared to approximately $5.3 million at June 30, 2004. Working capital at June 30, 2005 was approximately $3.4 million. Our operating activities used approximately $752,000 in the first half of 2005 compared with using approximately $769,000 in the first half of 2004. Administrative expenditures for the period included approximately $194,000 in consulting fees (a decrease of $35,000 over the same period last year); approximately $55,000 in travel; approximately $187,000 in office overhead and approximately $18,000 in telephone expenditures. These costs are due to our investor relations and public relations program.

Investing activities used approximately $6.2 million, due to funding our 49% interest in the San Jose project, less property option proceeds received, and expenditures related to mineral properties and deferred exploration in the first half of 2005 compared with approximately $787,000 used in the first half of 2004.

Financing activities provided approximately $8.8 million, as a result of a private placement, exercise of warrants and bank loan proceeds received in the first half of 2005 compared with approximately $4.6 million provided in the first half of 2004. Cash and cash equivalents increased in the first half of 2005 by approximately $1.8 million in 2005 compared with an increase of approximately $3.0 million in the same period in 2004.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, our ability to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of June 30, 2005, there was significant doubt that we would be able to continue as a going concern. (See Auditor’s Comment in the December 31, 2004 Audit Report and Note 1 in the December 31, 2004 Financial Statements).

For the six months ended June 30, 2005, we had a loss of approximately $1,136,000 and an accumulated deficit of approximately $20.4 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, we have financed our activities through the sale of equity securities, debt and joint venture arrangements. We expect to use similar financing techniques in the future and are actively pursuing such additional sources of financing.

Although there is no assurance that we will be successful in these actions, we believe we will be able to secure the necessary financing to enable us to continue as a going concern. Accordingly, these financial statements do not reflect adjustments to the carrying value of assets and liabilities, the reported revenues and expenses and balance sheet classifications used that would be necessary if the going concern assumption were not appropriate. Such adjustments could be material.

Subsequent Events

Subsequent to June 30, 2005, we received the second tranche of $2,000,000 from Macquarie.  In addition, we issued share purchase warrants to acquire 3,987,742 of our Common Shares at an exercise price of Cdn$0.62 per share.  The warrants exercise price was calculated at a 20 percent premium to the volume weighted average of our common stock determined from the ten business days prior to acceptance of the loan facility.  Each warrant is exercisable for two years.

In July 2005, the company’s jointly owned company, Minera Santa Cruz, accepted a letter offer to finance the advancement of the San Jose project. The US$50 million debt facility to be provided by Standard Bank and HVB is subject, among other things, to completion of a bankable feasibility study, bank due diligence, documentation and certain regulatory approvals. It is anticipated that the facility will be available for drawdown in the 1st quarter of 2006.  The facility is substantially non-recourse to Minera Andes and Mauricio Hochschild.  As part of the overall facility amount, there is a stand-by facility of up to US$5million available for unanticipated cost over-runs prior to completion and commercial production.  The commercial terms of the loan are customary for a loan of this nature and include certain fees and expenses with interest rates of Libor + 3.0% pa prior to project completion and LIBOR + 2.75 to 3.0% pa thereafter. Subject to the completion of the definitive agreement for the debt facility, Minera Andes will pay $250,000 in consulting fees for services rendered to obtain the facility.

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

New U.S. Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that do not file as a small business issuer, SFAS No. 123(R) is effective for the first annual reporting period beginning after December 15, 2005.

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

See Note 11 in the Financial Statements.

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

PART II - OTHER INFORMATION
Item 2.  Changes in Securities

During the six months ended June 30, 2005, we issued 25,000 commons shares for the exercise of stock options, 22,500 common shares for the exercise of purchase warrants and 734,963 shares for the exercise of broker warrants with gross proceeds of US$222,237.

On March 22, 2005, we sold 18,180,450 units to accredited investors at a price of Cdn$0.55 per unit for net proceeds of Cdn$9,299,300 (US$7,683,453). Each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.70 per share for a period of 5 years from the closing date. The issued securities are subject to a four-month hold period. The agents received a cash commission of 7% of the gross proceeds of the financing. The agents also received agent’s warrants equal to 7% of the aggregate number of units sold pursuant to the offering. Each agent’s warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.70 per common share for a period of 2 years from the date of issue. A total of 18,180,450 common shares were issued pursuant to the private placement, and 9,090,225 common shares are reserved for issuance on exercise of the warrants and 1,272,632 common shares are reserved for issuance on the exercise of the agent’s warrants.

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

MINERA ANDES INC.

Date: August 15, 2005                                         By: /s/ Allen V. Ambrose
                   Allen V. Ambrose
                   President

Date: August 15, 2005                                                                                 By: /s/ William V. Schara
                   William V. Schara
                         Chief Financial Officer