Form 10QSB
period 2005-09-30
MINERA ANDES INC /WA
filed 2005-11-18
CIK 1030219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(509) 921-7322
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Shares outstanding as of November 18, 2005: 90,941,931 shares of common stock, with no par value

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

TOC

TOC

MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED BALANCE SHEETS
(U.S. Dollars - Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current:
Cash and cash equivalents	$1,367,029	$1,726,820
Receivables and prepaid expenses	79,779	111,570
Total current assets	1,446,808	1,838,390
Mineral properties and deferred exploration costs (Note 4)	4,220,047	2,827,655
Investment (Note 5)	15,685,112	7,345,840
Equipment, net	75,466	97,655
Total assets	$21,427,433	$12,109,540

LIABILITIES
Current:
Accounts payable and accruals	$65,122	$257,268
Bank loan interest payable	50,838	3,913
Total current liabilities	115,960	261,181
Bank loan (Note 6)	3,541,314	653,800
Total liabilities	3,657,274	914,981

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, unlimited number authorized, none issued	--	--
Common shares, no par value, unlimited number authorized
Issued September 30, 2005 - 90,818,505 shares (Note 3) Issued December 31, 2004 - 71,586,806 shares	36,659,678	28,711,334
Contributed surplus - stock option compensation	1,954,880	1,663,677
Accumulated deficit	(20,844,399)	(19,180,452)
Total shareholders’ equity	17,770,159	11,194,559
Total liabilities and shareholders’ equity	$21,427,433	$12,109,540

Approved by the Board of Directors:

/s/ Allen V. Ambrose          /s/ Bonnie L. Kuhn
Allen V. Ambrose, Director        Bonnie L. Kuhn, Director

The accompanying notes are an integral part of these consolidated financial statements.

TOC

 MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(U.S. Dollars-Unaudited)

	Three Months Ended		Nine Months Ended		Period from July 1, 1994 (commencement)
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	through September 30, 2005 (Cumulative)
Consulting fees	$101,749	$202,730	$296,251	$431,927	$2,262,475
Depreciation	2,691	10,816	7,683	28,187	85,180
Equipment rental	--	--	--	--	21,522
Foreign exchange (gain) loss	(73,188)	(241,049)	68,627	(124,899)	165,310
Insurance	18,069	18,419	53,589	55,289	375,660
Legal, audit and accounting fees	55,020	48,797	129,232	183,295	1,640,437
Materials, supplies and maintenance	--	361	--	361	49,260
Office overhead and administration fees	45,528	170,808	232,711	322,641	2,621,455
Telephone	7,413	8,871	25,161	24,033	441,995
Transfer agent	12,218	1,602	15,429	6,127	132,185
Travel	6,207	14,354	61,071	49,281	519,898
Wages and benefits	79,712	359,967	211,734	456,616	2,268,751
Write-off of deferred exploration costs	--	--	--	--	8,540,235
Total expenses	255,419	595,676	1,101,488	1,432,858	19,124,363
Gain on sale of equipment	--	(4,614)	--	(4,614)	(112,330)
Gain on sale of property	--	--	--	--	(898,241)
Loss on investment (Note 5)	212,098	--	539,673	--	960,022
Interest income	(15,277)	(21,042)	(52,750)	(60,703)	(593,153)
Net loss for the period	452,240	570,020	1,588,411	1,367,541	18,480,661
Accumulated deficit, beginning of the period, as previously reported	20,392,159	17,919,068	19,180,452	16,356,398	--
Adjustment for change in accounting for stock-based compensation (Note 2)	--	--	--	678,569	678,569
	20,392,159	17,919,068	19,180,452	17,034,967	678,569
Adjustment on acquisition of royalty interest	--	--	--	--	500,000
Share issue costs	--	--	75,536	86,580	1,167,954
Deficiency on acquisition of subsidiary	--	--	--	--	17,215
Accumulated deficit, end of the period	$20,844,399	$18,489,088	$20,844,399	$18,489,088	$20,844,399
Basic and diluted net loss per common share	$0.00	$0.01	$0.02	$0.02
Weighted average shares outstanding	90,657,475	70,333,061	78,519,041	67,475,720

The accompanying notes are an integral part of these consolidated financial statements.

TOC

MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES
AND DEFERRED EXPLORATION COSTS
(U.S. Dollars-Unaudited)

	Three Months Ended		Nine Months Ended		Period from July 1, 1994 (commencement)
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	through September 30, 2005 (Cumulative)
Administration fees	$--	$--	$--	$--	$392,837
Assays and analytical	12,374	44,256	99,224	93,553	1,157,041
Construction and trenching	--	--	7,932	170	534,283
Consulting fees	18,390	13,977	118,785	53,447	1,291,578
Depreciation	6,268	--	18,789	--	215,856
Drilling	--	1,383	396,110	244,343	1,589,393
Equipment rental	--	--	84,303	132,688	505,252
Geology	60,022	43,581	223,345	335,172	3,972,680
Geophysics	2,700	--	65,058	--	374,960
Insurance	--	--	1,853	--	257,412
Legal	24,723	--	64,781	220	806,268
Maintenance	688	4,231	6,112	15,994	187,326
Materials and supplies	3,598	2,648	29,805	31,641	505,078
Project overhead	13,437	1,488	44,225	15,597	429,883
Property and mineral rights	10,871	13,208	31,210	54,477	1,443,809
Telephone	4,589	2,211	20,890	9,780	129,906
Travel	18,013	10,925	81,605	60,712	1,295,619
Wages and benefits	33,558	23,777	98,365	89,760	1,394,843
Costs incurred during the period	209,231	161,685	1,392,392	1,137,554	16,484,024
Deferred costs, beginning of the period	4,010,816	1,891,168	2,827,655	915,299	--
Deferred costs, acquired	--	--	--	--	576,139
Deferred costs, contributed to MSC	--	--	--	--	(2,320,980)
Deferred costs written off	--	--	--	--	(8,540,235)
Mineral property option proceeds	--	--	--	--	(1,978,901)
Deferred costs, end of the period	$4,220,047	$2,052,853	$4,220,047	$2,052,853	$4,220,047
The accompanying notes are an integral part of these consolidated financial statements.

TOC

MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars-Unaudited)

	Three Months Ended		Nine Months Ended		Period from July 1, 1994 (commencement)
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	through September 30, 2005 (Cumulative)
Operating Activities:
Net loss for the period	$(452,240)	$(570,020)	$(1,588,411)	$(1,367,541)	$(18,480,661)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off of incorporation costs	--	--	--	--	665
Write-off of deferred exploration costs	--	--	--	--	8,540,235
Loss on investment	212,098	--	539,673	--	960,022
Depreciation	2,691	10,816	7,683	28,187	85,180
Stock option compensation	9,230	413,507	27,403	447,686	666,311
Gain on sale of equipment	--	(4,614)	--	(4,614)	(112,330)
Gain on sale of mineral properties	--	--	--	--	(898,241)
Change in:
Receivables and prepaid expenses	7,243	154,794	31,791	178,535	(79,779)
Accounts payable and accruals	(201,146)	(33,897)	(192,147)	(49,797)	65,122
Due to related parties	--	--	--	(30,531)	--
Cash used in operating activities	(422,124)	(29,414)	(1,174,008)	(798,075)	(9,253,476)

Investing Activities:
Incorporation costs	--	--	--	--	(665)
Purchase of equipment	(1,798)	(35,277)	(4,283)	(46,682)	(305,613)
Proceeds from sale of equipment	--	6,500	--	6,500	14,225
Proceeds from sale of property					898,241
Mineral properties and deferred exploration	(202,963)	(161,685)	(1,373,603)	(1,137,554)	(16,268,168)
Investment	(3,812,687)	(1,921,569)	(9,080,705)	(1,921,569)	(14,922,001)
Proceeds from sale of subsidiaries	--	--	--	--	9,398
Acquisition of royalty interest	--	--	--	--	(500,000)
Mineral property option proceeds	200,000	200,000	400,000	400,000	2,778,901
Cash used in investing activities	(3,817,448)	(1,912,031)	(10,058,591)	(2,699,305)	(28,295,682)

TOC

MINERA ANDES INC. “An Exploration Stage Corporation” CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. Dollars-Unaudited)
	Three Months Ended		Nine Months Ended		Period from July 1, 1994 (commencement)
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	Through September 30, 2005 (Cumulative)
Financing Activities:
Shares and subscriptions issued for cash, less issue costs	42,654	40,267	7,872,808	4,670,319	34,916,187
Bank loan proceeds received	2,000,000	--	3,000,000	--	4,000,000
Cash provided by financing activities	2,042,654	40,267	10,872,808	4,670,319	38,916,187
Increase (decrease) in cash and cash equivalents	(2,196,918)	(1,901,178)	(359,791)	1,172,939	1,367,029
Cash and cash equivalents, beginning of period	3,563,947	5,308,459	1,726,820	2,234,342	--
Cash and cash equivalents, end of period	$1,367,029	$3,407,281	$1,367,029	$3,407,281	$1,367,029
Supplementary disclosure cash flow information:
Interest paid	$26,007	$--	$56,544	$--	$56,544
Non-cash investing and financing activities and other information:
Stock option compensation	$9,230	$413,507	$27,403	$447,686	$666,311
Capitalized interest (Note 6)	$99,727	$--	$198,239	$--	$202,153
Depreciation capitalized to mineral properties	$6,268	$--	$18,789	$--	$215,856
Adjustment for change in accounting for stock-based compensation (Note 2)	$--	$--	$--	$--	$678,569
Deferred costs, acquired	$--	$--	$--	$--	$576,139
Deferred costs, contributed to MSC	$--	$--	$--	$--	$2,320,980
Shares issued for acquisition	$--	$--	$--	$--	$575,537

The accompanying notes are an integral part of these consolidated financial statements.

TOC

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars-Unaudited)

1. Accounting Policies, Financial Condition and Liquidity

The accompanying consolidated financial statements of Minera Andes Inc. (the “Company”) for the three and nine month periods ended September 30, 2005 and 2004 and for the cumulative period from commencement (July 1, 1994) through September 30, 2005 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from accounting principles generally accepted in the United States, as described in Note 11. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 2004 financial information has been derived from the Company’s audited consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in our annual report on Form 10-KSB (“the 2004 10-KSB”) for the year ended December 31, 2004 on file with the Securities and Exchange Commission and with the TSX Venture Exchange. The accounting policies set forth in the audited annual consolidated financial statements are the same as the accounting policies utilized in the preparation of these consolidated financial statements, except as modified for appropriate interim presentation.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete their development, and future profitable production or disposition thereof. Concerning the recoverability of the amount shown as investment in MSC, we announced the results of a feasibility study subsequent to September 30, 2005 (see note 12); a letter of offer to provide a limited recourse project finance loan facility was accepted in July 2005 (see note 5),

The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of September 30, 2005, there was substantial doubt that the Company would be able to continue as a going concern.

For the nine months ended September 30, 2005 the Company had a loss of $1.6 million and an accumulated deficit of $20.8 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, the Company has financed its activities through the sale of equity securities and joint venture arrangements. The Company expects to use similar financing techniques in the future.

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

TOC

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

3. Changes to Share Capital

	Number of Shares	Amount
Balance, December 31, 2004	71,586,806	$28,711,334
Issued for cash on exercise of options	253,500	34,055
Issued for cash on exercise of warrants	22,500	9,230
Issued for cash on exercise of broker warrants	775,249	221,606
Issued for cash (private placement Cdn$0.55 each)	18,180,450	7,683,453
Balance, September 30, 2005	90,818,505	$36,659,678

During the three months ended September 30, 2005, we issued 228,500 common shares for the exercise of stock options and 40,286 shares for the exercise of broker warrants with gross proceeds of $42,654.

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

4. Mineral Properties and Deferred Exploration Costs

At September 30, 2005, the Company, through its subsidiaries, held interests in approximately 203,562 hectares of mineral rights and mining lands in three Argentine provinces, including approximately 40,000 hectares in the co-owned San José project. Under its present acquisition and exploration programs, the

TOC

Company is continually acquiring additional mineral property interests and exploring and evaluating our properties. If, after evaluation, a property does not meet the Company's requirements, then the property and deferred exploration costs are written off to operations. Mineral property costs and deferred exploration costs, net of mineral property option proceeds, are as follows:

2005 COSTS BY PROPERTY
Description	San Juan Cateos	Santa Cruz Cateos	Chubut Cateos	General Exploration	Total
Balance, beginning of period	$1,065,399	$1,582,043	$180,213	$--	$2,827,655
Assays and analytical	--	99,224	--	--	99,224
Construction and trenching	--	7,932	--	--	7,932
Consulting fees	2,448	42,457	11,044	62,836	118,785
Depreciation	--	--	--	18,789	18,789
Drilling	--	396,110	--	--	396,110
Equipment Rental	--	84,303	--	--	84,303
Geology	1,186	179,194	3,480	39,485	223,345
Geophysics	--	65,058	--	--	65,058
Insurance	--	--	--	1,853	1,853
Legal	--	--	--	64,781	64,781
Maintenance	--	5,429	--	683	6,112
Materials and supplies	51	24,360	350	5,044	29,805
Project overhead	95	2,581	1,574	39,975	44,225
Property and mineral rights	9,536	20,489	1,185	--	31,210
Telephone	3	13,357	11	7,519	20,890
Travel	148	46,568	183	34,706	81,605
Wages and benefits	3,923	14,718	--	79,724	98,365
Overhead allocation	27,021	317,163	11,211	(355,395)	--
Balance, end of period	$1,109,810	$2,900,986	$209,251	$--	$4,220,047

The San Juan Province project is comprised of six properties totaling 20,900 hectares (“ha”) in southwestern San Juan province. Land holding costs for 2005 are estimated at $1,616. Expenditures to date in 2005 relate to an ongoing land maintenance and exploration program at the Los Azules project.

In Santa Cruz, we control 20 cateos and 57 manifestations of discovery totaling 122,263 ha. Land holding costs for 2005 are estimated at $3,819. Expenditures to date in 2005 on the Santa Cruz properties reflect the continuation of a regional reconnaissance program.

We currently hold 20 manifestations of discovery, totaling 19,900 ha, in Chubut province. Land holding costs for 2005 are estimated at $2,020. Expenditures to date in 2005 relate to an ongoing reconnaissance exploration program on lands acquired in 2002.

5. Investment (San José Project)

The investment in Minera Santa Cruz S.A. is comprised of the following:

TOC

2005
Investment in MSC, January 1, 2005	$7,345,840
Plus:
Deferred costs incurred	409,945
Advances during the period	8,869,000
Option agreement proceeds	(400,000)
Loss from equity investment	(539,673)
Investment in MSC, September 30, 2005	$15,685,112

The San José project is owned by Minera Santa Cruz S.A. (“MSC”), an Argentine corporation owned by Minera Andes Inc. (49%) and Mauricio Hoschschild & Cia. Ltda. (“MHC”) (51%). Our obligation will be 49% of the costs related to the San José project, to maintain our interest in MSC.

Deferred costs incurred for $409,945 include, among other things, engineering consulting costs, legal fees, and interest and finance costs related to our investment in MSC.

In July 2005, MSC accepted a letter of offer from Standard Bank Plc (“Standard Bank”) and Bayerische Hypo- und Vereinsbank AG (“HVB”) to provide a limited recourse project finance loan facility of up to US$50 million for construction through production at the San Jose/Huevos Verdes gold/silver project in Argentina. The offer from Standard Bank and HVB was chosen after a competitive tender process and negotiations with several consortiums of international banks all well recognized as having extensive mining finance experience.

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

MAI will continue to finance its 49% interest of the project costs incurred prior to the drawdown of the loan facility. Our 49% portion of these costs, from October 2005 through drawdown, is estimated to be $7.7 million of which $637,000 were paid subsequent to September 30, 2005.

A bankable feasibility study was completed in October 2005 as further detailed in Note 12.

6. Bank Loan

In December 2004, we secured a two-year loan facility of up to $4 million from Macquarie Bank Limited (“Macquarie”). All amounts advanced are due in December 2006. This facility was provided in two tranches to assist in funding our 49% portion of the costs of completing a bankable feasibility study and related development work for the San Jose/Huevos Verdes gold/silver project in Argentina.

The commercial terms of the loan include a facility fee of 1.5% of the principal amount of each tranche at the time of the advance and interest of LIBOR plus 2% per year, currently totaling approximately 6.1%

TOC

per year. In addition, we issued share purchase warrants to acquire 2,738,700 of our Common Shares at an exercise price of Cdn$0.91 per share. The warrants exercise price was calculated at a 20 percent premium to the volume weighted average of our common stock determined from the ten business days prior to acceptance of the loan facility. Each warrant is exercisable for two years. The loan is collateralized by our interest in Minera Andes S.A., our 49% interest in MSC, and personal property.

The fair value of the warrants for the first tranche was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield - Nil; risk free interest rate - 3.53%; expected volatility of 62% and an expected life of 24 months. The difference between the allocated fair value and the face value of the debt of $346,200 was initially recorded as a debt discount with a corresponding entry to contributed surplus. The debt discount is being accreted and capitalized to our investment in MSC (Note 5) over the term of the debt using the effective interest rate method. No amount of the discount was accreted in 2004 since the debt agreement only became effective in December 2004. The accretion of the debt discount began in January 2005.

We received $1,000,000 of the first tranche in December 2004 and the remaining $1,000,000 of the first tranche in February 2005.

In July 2005, we received the second tranche of $2,000,000. In addition, we issued share purchase warrants to acquire 3,987,742 of our Common Shares at an exercise price of Cdn$0.62 per share. The warrants exercise price was calculated at a 20 percent premium to the volume weighted average of our common stock determined from the ten business days prior to acceptance of the loan facility. Each warrant is exercisable for two years.

The fair value of the warrants for the second tranche was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield - Nil; risk free interest rate - 3.99%; expected volatility of 55.8% and an expected life of 24 months. The difference between the allocated fair value and the face value of the debt of $263,800 was initially recorded as a debt discount with a corresponding entry to contributed surplus. The debt discount is being accreted and capitalized to our investment in MSC (Note 5) over the term of the debt using the effective interest rate method. The accretion of the debt discount began in August 2005.

The bank loan and debt discount are summarized as follows:

	Face Amount	Discount	Carrying Value
Bank loan, initial tranche, being the balance at January 1, 2005	$1,000,000	$346,200	$653,800
Remainder of first tranche received	1,000,000	--	1,000,000
Second tranche received	2,000,000	263,800	1,736,200
Accretion of debt discount	--	(151,314)	151,314
Bank loan, initial and second tranche, being the balance at September 30, 2005	$4,000,000	$458,686	$3,541,314

As at September 30, 2005, interest expense incurred of $103,469, and accreted interest expense related to the debt discount of $151,314 were capitalized to the Investment in MSC (Note 5).

7. Stock Options

A summary of the status of the Company’s stock option plan as of September 30, 2005 is:

TOC

	Options	Weighted Ave. Exercise Price (Cdn)
Outstanding at January 1, 2005	4,698,500	$0.49
Exercised	(253,500)	$0.16
Outstanding and exercisable at September 30, 2005	4,445,000	$0.51
Exercisable at December 31, 2004	4,608,500	$0.49

At September 30, 2005, there were options held by directors, officers, employees and consultants of the Company for the purchase of common shares as follows:

Number of Shares	Exercise Price	Expiry Date
715,000	Cdn$0.40	June 27, 2007
25,000	Cdn$0.36	August 27, 2008
1,500,000	Cdn$0.59	December 5, 2008
100,000	Cdn$0.50	March 29, 2009
1,500,000	Cdn$0.55	September 10, 2009
50,000	Cdn$0.61	December 14, 2009
555,000	Cdn$0.31	March 21, 2013
4,445,000

Concerning stock option compensation, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for employee and non-employee option grants:

	2005	2004
Dividend yield (%)	-	-
Expected volatility (%)	82.3	93
Risk-free interest rates (%)	3.40	2.90
Expected lives (years)	5.0	5.0

We recorded $27,403, and $447,686 of stock option compensation, related to the vesting of certain non-employee stock options, during the nine months ended September 30, 2005 and 2004, respectively.

8. Warrants

	Warrants	Weighted Ave. Exercise Price (Cdn)
Outstanding and exercisable, January 1, 2005	20,422,759	$0.62
Purchase warrants	13,077,967	$0.68
Brokers’ warrants	1,272,632	$0.70
Exercised	(797,749)	$0.35
Expired	(6,000,000)	$0.80
Outstanding and exercisable, September 30, 2005	27,975,609	$0.63

TOC

At September 30, 2005, there were warrants outstanding and exercisable as follows:

Number of Warrants	Exercise Price	Expiry Date
557,185	Cdn$0.35	November 13, 2005
2,738,700	Cdn$0.91	December 14, 2006
1,272,632	Cdn$0.70	March 22, 2007
3,987,742	Cdn$0.62	July 20, 2007
10,329,125	Cdn$0.50	November 13, 2008
9,090,225	Cdn$0.70	March 22, 2010
27,975,609

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

10. Related Party Transactions

During the period ended September 30, 2005 we incurred legal fees to a director and officer totaling $33,015 (September 30, 2004 - $58,104). This transaction was in the normal course of operations and was measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

11. Differences Between Canadian and United States Generally Accepted Accounting Principles

Differences between Canadian and U.S. generally accepted accounting principles (“GAAP”) as they pertain to the Company relate to accounting for the acquisition of Scotia Prime Minerals, Incorporated, compensation expense associated with the release of shares from escrow, mineral properties and deferred exploration costs, stock-based compensation, warrants and bank loan and are described in Note 12 to our consolidated financial statements for the year ended December 31, 2004 in the 2004 10-KSB Annual Report.

During 2004, we adopted new Canadian GAAP rules regarding the utilization of the fair value based method to account for options granted to employees. U.S. GAAP does not require the fair value based method to account for employee based options as of January 1, 2002. Since we have not granted any options to employees in 2005, the retroactive adoption without restatement of the new Canadian requirements has not created differences between Canadian and U.S. GAAP with respect to shareholders’ equity at September 30, 2005 nor the net loss for the nine months ended September 30, 2005. There would however have been no adjustment to retained earnings at January 1, 2004 under U.S. GAAP as was required under Canadian GAAP.

Under Canadian GAAP, the corresponding entry to record the debt discount of $346,200 related to the first tranche warrants and $263,800 related to the second tranche warrants granted to Macquarie Bank in connection with a credit facility (Note 6) was to contributed surplus. Under US GAAP, as the Company is required to maintain its listed company status as part of the loan covenant, in accordance with Emerging Issues Task Force (“EITF”) 00-19, the corresponding entry to record the debt discount is to a liability. This would result in total liabilities for US GAAP purposes to be $4,115,960, as at September 30, 2005 (December 31, 2004 - $1,261,181). Subsequent to the initial measurement, the discount is remeasured on each balance sheet date based on the fair value of the warrants with the adjustment

TOC

charged to the Statement of Operations. The fair value of the first tranche warrants, as at September 30, 2005, was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield - Nil; risk free interest rate - 3.53%; expected volatility of 46% and an expected life of 15 months. The fair value of the second tranche warrants, as at September 30, 2005, was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield - Nil; risk free interest rate - 3.99%; expected volatility of 48.3% and an expected life of 22 months.

The impact of the above on the interim consolidated financial statements is as follows:

	September 30, 2005	December 31, 2004
Shareholders’ equity, end of period, per Canadian GAAP	$17,770,159	$11,194,559
Adjustment for mineral properties and deferred exploration costs	(4,220,047)	(2,827,655)
Adjustment for mineral property and deferred exploration cost portion of investment	(15,685,112)	(7,345,840)
Adjustment for fair value of warrants	299,468	--
Adjustment for the debt discount	(610,000)	(346,200)
Shareholders’ equity, end of period, per U.S. GAAP	$(2,445,532)	$674,864

	Three Months Ended		Nine Months Ended		Period from July 1, 1994 (commencement)
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	through September 30, 2005 (Cumulative)
Net loss for the period, per Canadian GAAP	$452,240	$570,020	$1,588,411	$1,367,541	$18,480,661
Adjustment for acquisition of Scotia	--	--	--	--	248,590
Adjustment for compensation expense	--	(302,614)	--	(302,614)	6,022,300
Adjustment for fair value of warrants	(126,609)	--	(299,468)	--	(299,468)
Adjustment for deferred exploration costs, net	209,231	161,685	1,392,392	1,137,554	4,220,047
Adjustment for deferred exploration cost portion of investment	3,500,316	1,721,569	8,339,272	1,521,569	15,685,112
Net loss for the period, per U.S. GAAP	$4,035,178	$2,150,660	$11,020,607	$3,724,050	$44,357,242
Net loss per common share, per U.S. GAAP, basic and diluted	$.04	$0.03	$0.14	$0.05

During 1995, we issued 336,814 Common Shares for the acquisition of Scotia Prime Minerals, Incorporated (“Scotia”). Under U.S. GAAP, these shares would be valued at $248,590, the fair market value of the shares issued. This value, plus the $17,215 of net liabilities of Scotia assumed by the Company, would have been recorded as property rights at the acquisition date under U.S. GAAP.

TOC

We continue to account for stock-based compensation awarded to employees using the intrinsic method. We did not grant any options to employees during the nine months ended September 30, 2005, therefore there was no pro-forma difference.

New U.S. Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued (“SFAS”) No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that do not file as a small business issuer, SFAS No. 123(R) is effective for the first annual reporting period beginning after December 15, 2005.

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

TOC

We are assessing the effect on the consolidated financial statements as a result of implementation of these new U.S. standards.

12.	Subsequent Events

Subsequent to September 30, 2005, we issued 123,426 common shares for the exercise of broker warrants with gross proceeds of $36,140.

In October 2005, we announced the results of the recently completed feasibility study on the Frea and Huevos Verdes veins at the San José project in Santa Cruz province, southern Argentina. The highlights of the study are detailed in the overview section of Management's Discussion and Analysis and Plans of Operations.

In November 2005, we were not in compliance with the cash position covenant in our loan with Macquarie. Macquarie is aware of our cash position and we have not been notified of any default.

TOC

Item 2. Management’s Discussion and Analysis and Plan of Operations

The following discussion should be read in conjunction with Minera Andes’ audited consolidated financial statements and notes thereto for the year ended December 31, 2004 and the unaudited consolidated interim financial statements and notes thereto for the period ended September 30, 2005, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. These statements along with additional information relating to Minera Andes are available on SEDAR at www.sedar.com. Financial condition and results of operations are not necessarily indicative of what may be expected in future years.

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

Through our subsidiaries and joint ventures we own a 49% equity interest in MSC, which owns the San José gold/silver property in Southern Argentina, and a 100% interest in over 10 mineral properties in Argentina. San José is currently in advanced exploration and underground development and a production decision is expected in the last quarter of 2005. The production decision originally anticipated last year has taken longer due to positive exploration results which expanded the exploration program and feasibility study. The program for 2005 consists of a comprehensive program with a feasibility study that includes underground exploration/development totaling about 3.5 kilometers of workings, environmental studies, metallurgical studies, and construction with over 200 employees on site.

In July 2005, our jointly owned company, Minera Santa Cruz, accepted a letter offer to finance the advancement of the San Jose project. The US$50 million debt facility to be provided by Standard Bank and HVB is subject, among other things, to completion of a bankable feasibility study, bank due diligence, documentation and certain regulatory approvals. It is anticipated that the facility will be available for drawdown in the 1st quarter of 2006.  The facility is substantially non-recourse to Minera Andes and Mauricio Hochschild.  As part of the overall facility amount, there is a stand-by facility of up to US$5million available for unanticipated cost over-runs prior to completion and commercial production.  The commercial terms of the loan are customary for a loan of this nature and include certain

TOC

fees and expenses with interest rates of Libor + 3.0% pa prior to project completion and LIBOR + 2.75 to 3.0% pa thereafter. Subject to the completion of the definitive agreement for the debt facility, Minera Andes will pay $250,000 in consulting fees for services rendered to obtain the facility.

Subsequent to September 30, 2005, we announced the results of the recently completed feasibility study on the Frea and Huevos Verdes veins at the San José project in Santa Cruz province, southern Argentina. The highlights of the study are as follows:

•	Proven and probable mineral reserves: 1,160,859 tonnes (t) with an average grade of 7.7 g/t gold and 406 g/t silver.
•	Gold contained: 288,094 ounces proven and probable reserves
•	Silver contained: 15,229,380 ounces proven and probable reserves
•	Average gold production: 60,633 ounces per year
•	Average silver production: 3,119,533 ounces per year
•	Average operating cost: $200 per ounce of gold equivalent
•	Start up capital costs: $61.2 million
•	Construction period: 14 months (already completed are 3.3 km of underground workings, infrastructure and base camp for 330 workers, and start up development of 3 ramps to access the orebodies).

Based on the results of the feasibility study (effective date October 2005), using the key assumptions, project parameters and a long-term gold price of $425 per ounce (oz) and $6.50 per oz for silver, the internal rate of return (IRR) after taxes of the San José project is estimated at 12.5 percent as highlighted in the price sensitivity analysis below. At recent metals prices the IRR is about 26.1 percent. Based on the parameters listed above, the undiscounted Net Present Value (NPV) is $22.0 .

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

Plan of Operations

At quarter end, we had working capital of approximately $1.3 million. MAI will continue to finance its 49% interest of the San José project costs incurred prior to the drawdown of the loan facility. Our 49% portion of these costs, from October 2005 through drawdown, is estimated to be $7.7 million of which $637,000 were paid subsequent to September 30, 2005. Funding requirements for the project may change depending on changes in development costs, production decision dates, and the time needed to acquire required permits.

In addition to planned expenditures on the San José project, we plan to spend $2.6 million on our mineral property and exploration activities and general and administrative expenses through September 30, 2006. We will be conducting work on several properties including an ongoing reconnaissance program designed to make new acquisitions. It is anticipated that exploration on other projects and acquisition of new projects will require additional cash.

TOC

Results of Operations

Third quarter 2005 compared with third quarter 2004
We had a net loss of approximately $452,000 for the third quarter of 2005, compared to a net loss of approximately $570,000 for the third quarter of 2004, due to loss on investment and costs associated with our investor relations program.

Nine months ended September 30, 2005 compared with nine months ended September 30, 2004
We had a net loss of approximately $1,588,000 for the nine months ended September 30, 2005, compared to a net loss of $1,368,000 for the comparable period in 2004, due to loss on investment. For the nine months ended September 30, 2005, our 49% portion of San José project costs were $9,080,000 and total mineral property/deferred exploration costs were approximately $1,392,000, compared with approximately $1,922,000 and $1,138,000,respectively, in the same period of 2004. The mineral property/deferred exploration costs are associated with ongoing reconnaissance exploration programs, new property acquisitions, evaluation of existing properties, and exploration at our Los Azules project.

Administrative expenditures for the nine months ended September 30, 2005 included $296,000 in consulting fees. The costs are associated with our investor relations program and stock compensation expense for consultants. Legal, audit and accounting activities were $129,000 for the nine months ended September 30, 2005 compared to $183,000 in the same period last year. Travel for the nine months ended September 30, 2005 was $61,000 compared with $49,000 in the same period in 2004. Foreign exchange loss was $69,000 for the nine months ended September 30, 2005 compared with a gain of $125,000 in the same period in 2004, due to the effect of a weakening U.S. dollar offset by the associated impact on the value of cash equivalents invested in Canadian dollar instruments.

In the nine months ended September 30, 2005, we issued 18,180,450 units through a private placement at a price of Cdn$0.55 per unit for gross proceeds of Cdn$10 million. Under terms of the offering, each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant will entitle the holder to purchase one additional common share at an exercise price of Cdn$0.70 per share for a period of 5 years from the closing date. Our agents received a 7% commission and agents’ warrants equal to 7% of the aggregate number of units issued pursuant to the offering. Each agent’s warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.70 per common share for a period of 2 years from the date of issue. We used the proceeds from the offering to fund our investment in MSC and for general corporate purposes.

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

At September 30, 2005 we had cash and cash equivalents of approximately $1.4 million compared to approximately $3.4 million at September 30, 2004. Working capital at September 30, 2005 was approximately $1.3 million. Our operating activities used approximately $1,174,000 in the nine months ended September 30, 2005 compared with using approximately $798,000 in the same period last year. Administrative expenditures for the period included approximately $296,000 in consulting fees (a decrease of $136,000 over the same period last year); approximately $61,000 in travel; approximately $233,000 in office overhead and approximately $25,000 in telephone expenditures. These costs are due to our investor relations and public relations program.

Investing activities used approximately $10 million, due to funding our 49% interest in the San Jose project, less property option proceeds received, and expenditures related to mineral properties and

TOC

deferred exploration in the nine months ended September 30, 2005 compared with approximately $2.7 million used in the same period last year.

Financing activities provided approximately $10.9 million, as a result of a private placement, exercise of warrants and bank loan proceeds received in the nine months ended September 30, 2005 compared with approximately $4.7 million provided in the same period last year. Cash and cash equivalents decreased in the nine months ended September 30, 2005 by approximately $360,000 compared with an increase of approximately $1.2 million in the same period in 2004.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, our ability to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of September 30, 2005, there was significant doubt that we would be able to continue as a going concern. (See Auditor’s Comment in the December 31, 2004 Audit Report and Note 1 in the December 31, 2004 Financial Statements).

For the nine months ended September 30, 2005, we had a loss of $1,588,000 and an accumulated deficit of approximately $20.8 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, we have financed our activities through the sale of equity securities, debt and joint venture arrangements. We expect to use similar financing techniques in the future and are actively pursuing such additional sources of financing.

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

Subsequent Events

Subsequent to September 30, 2005, we issued 123,426 common shares for the exercise of broker warrants with gross proceeds of $36,140.

In October 2005, we announced the results of the recently completed feasibility study on the Frea and Huevos Verdes veins at the San José project in Santa Cruz province, southern Argentina. The highlights of the study are detailed in the overview section of Management’s Discussion and Analysis and Plan of Operations.

In November 2005, we were not in compliance with the cash position covenant in our loan with Macquarie. Macquarie is aware of our cash position and we have not been notified of any default.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. The most significant accounting policies that are most important to the portrayal of our current

TOC

financial condition and results of operations relate to mineralization and deferred development costs, valuation of stock-based compensation, and valuation of warrants.

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

New U.S. Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

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

TOC

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

TOC

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

TOC

PART II - OTHER INFORMATION

Item 2. Changes in Securities

During the nine months ended September 30, 2005, we issued 253,500 common shares for the exercise of stock options, 22,500 common shares for the exercise of purchase warrants and 775,249 shares for the exercise of broker warrants with gross proceeds of US$264,891.

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

TOC

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERA ANDES INC.

Date: November 18, 2005	By: /s/ Allen V. Ambrose
Allen V. Ambrose
President

Date: November 18, 2005	By: /s/ William V. Schara
William V. Schara
Chief Financial Officer