Form 10KSB
period 2005-12-31
MINERA ANDES INC /WA
filed 2006-04-11
CIK 1030219

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
                  (Mark One)

☒	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_______________ to

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
Common shares without par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

The issuer is in the exploration stage and has no revenues for its most recent fiscal year.

The aggregate market value of the voting stock held by non-affiliates as of March 24, 2006 was $202,853,851.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of
March 24, 2006 the Registrant had 129,381,042 common shares outstanding

Transitional Small Business Disclosure Format (Check one:) Yes ☐  No ☒

TABLE OF CONTENTS

PART I		Page

Item 1	Description of Business	3

Item 2	Description of Properties	10

Item 3	Legal Proceedings	28

Item 4	Submission of Matters to a Vote
	of Security Holders	28

PART II

Item 5	Market for Common Equity and Related	29
	Shareholder Matters

Item 6	Management’s Discussion and Analysis or
	Plan of Operations	32

Item 7	Financial Statements	47

Item 8	Changes in and Disagreements With Accountants
	on Accounting and Financial Disclosure	84

Item 8A	Controls and Procedures	84

Item 8B	Other Information	84

PART III

Item 9	Directors, Executive Officers, Promoters and
	Control Persons; Compliance with Section 16(a)
	of the Exchange Act	85

Item 10	Executive Compensation	87

Item 11	Security Ownership of Certain Beneficial Owners
	and Management and Related Shareholder Matters	90

Item 12	Certain Relationships and Related Transactions	92

Item 13	Exhibits	92

Item 14	Principal Accountant Fees and Services	92

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

All currency amounts in this report are stated in U.S. dollars unless otherwise indicated. On March 24, 2006, the late New York trading rate of exchange, as reported by The Wall Street Journal for conversion of United States dollars into Canadian dollars was U.S.$1.00 = Cdn$1.1685 or Cdn$1.00 = U.S. $0.8558.

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

Our business grew out of a program begun by N.A. Degerstrom, Inc. (“Degerstrom”), a contract mining company based in Spokane, Washington, to identify properties in Argentina that possessed promising mineral potential. Based on the study of available remote sensing satellite data and experience gained from drilling work performed by Degerstrom, beginning in 1991 Degerstrom identified a number of areas which it believed had exploration potential and began the process of filing applications for exploration concessions with the provincial governments in Argentina and negotiating option agreements with private landowners. Degerstrom conveyed these property interests to Minera Andes in 1995. See “Description of Properties - The Degerstrom Agreement” and “Management’s Discussion and Analysis or Plan of Operations.”

Our current properties and projects consist of mineral rights and applications for mineral rights covering approximately 439,804 acres (177,986 hectares) in three Argentine provinces. The lands comprise option-to-purchase contracts, exploration and mining agreements and direct interests through our filings for exploration concessions. Our properties are all early stage exploration prospects except for the San José project, which is an advanced stage exploration project. See “Description of Properties.” We have four full time employees and several project-specific contract consultants.

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

The corporate structure of Minera Andes and its principal subsidiaries is as follows:

We hold 20,539,300 of the 20,540,300 issued and outstanding shares of MASA as well as an irrevocable transferable option to purchase the remaining MASA shares. The remaining shares are held by a second shareholder as required by local law. MASA holds 5,047,000 shares of the 10,300,000 shares issued and outstanding of Minera Santa Cruz S.A.

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

On December 2, 2003, we cancelled our Operating Agreement with Degerstrom, effective December 31, 2003. We are an established exploration company and felt the need to update the arrangements with Degerstrom. At the time that these agreements were signed, Degerstrom was a significant shareholder of ours, however, their shareholdings had been reduced to approximately 10.5% of our issued and outstanding shares at the end of 2003. In addition, the reasons for entering into the Operating Agreement, which included using the established Argentina infrastructure of Degerstrom at the time we were listed, are no longer applicable. We are no longer a newly formed junior public company and have been in existence for ten years. The management and the board of directors thought it was also prudent for corporate governance reasons to separate itself from Degerstrom. As of March 24, 2006, Degerstrom owned 3.62% of our issued and outstanding shares.

Our management office is 111 E. Magnesium Road, Suite A, Spokane, Washington, 99208, and our principal business address is Coronel Moldes 837/820, (5500) Mendoza, Argentina. Our registered address is 7415B 35th Ave. N.W., Calgary, Alberta, T3B 1T4 Canada.

Risks Related to our Business

Ownership of our Common Shares involves a high degree of risk. Shareholders should consider, among other things, the following factors relating to our business and properties and our present stage of development:

Risks Inherent in Minerals Exploration. There are a number of uncertainties inherent in any exploration or development program, including location of economic ore bodies, the development of appropriate metallurgical processes, and the receipt of necessary governmental permits. Substantial expenditures may be required to pursue such exploration and, if warranted, development activities. Assuming discovery of an economic ore body and depending on the type of mining operation involved, several years may elapse from the initial stages of development until commercial production is commenced. New projects frequently experience unexpected problems during exploration and development stages and frequently result in abandonment of the properties as potential development projects. Most exploration projects do not result in the discovery of mineable deposits of ore. We cannot assure you that additional exploration efforts will yield additional reserves or result in any commercial mining operations.

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

Foreign Operations. Minera Andes’ properties are located in Argentina. In the early 1990s Argentina emerged from periods of political and economic instability but showed signs of returning instability in 2001 through 2002. Foreign properties, operations and investments may be adversely affected by local political and economic developments, including nationalization, exchange controls, currency fluctuations, taxation and laws or policies as well as by laws and policies of the United States and Canada affecting foreign trade, investment and taxation. It is important that we maintain good relationships with the governments in Argentina. We may not be able to maintain such relationships if the governments change.

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

Liquidity; Limited Trading Market. There currently is a limited trading market for our securities. There is no assurance that an active trading market will ever develop. Investment in our shares is not suitable for any investor who may have to liquidate such investment on a timely basis and should only be considered by investors who are able to make a long-term investment in the shares.

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

The following is a list of abbreviations used throughout this annual report for technical terms:

Ag	silver
Au	gold
As	arsenic
Cu	copper
g/t Au	grams per tonne gold
g/t Ag	grams per tonne silver
g/t	grams per tonne
ha	hectare(s)
Hg	mercury
IP/RES	induced polarization and resistivity (survey)
kg	kilogram(s)
km	kilometer(s)
m	meter(s)
Mo	molybdenum
NSR	Net Smelter Return
oz	ounce
Pb	lead
ppb	parts per billion
ppm	parts per million
Sb	antimony
sq.	square
tpd	tonnes per day
VLF-EM	very low frequency electromagnetic (survey)
Zn	zinc

The following table sets forth certain standard conversions from Standard Imperial units to the International System of Units (or metric units).

To Convert From Imperial	To Metric	Multiply by
acres	hectares	0.404686
feet	meters	0.30480
miles	kilometers	1.609344
tons	tonnes	0.907185
ounces (troy)/ton	grams/tonne	34.2857

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

The Degerstrom Agreement

A number of the Claims were originally held by Degerstrom. Pursuant to the March 1995 Asset and Share Acquisition Agreement among Minera Andes, MASA, NAD S.A. (“NADSA”) and Degerstrom (the "Degerstrom Agreement"), Degerstrom transferred its interest in those Claims to NADSA and MASA in consideration for a royalty. Degerstrom also conveyed the MASA and NADSA capital stock it held to us. In consideration for those shares, Minera Andes (i) issued to Degerstrom 4,000,000 Common Shares and the right to acquire an additional 1,213,409 Common Shares if any of the properties comprising the Claims became the subject of a Bankable Feasibility Study, (ii) agreed to pay a royalty on any existing or future properties held by us or our affiliates as described below, and (iii) agreed to pay the aggregate amount of the cost and expenses incurred by Degerstrom on our behalf, from July 1, 1994 through March 15, 1995. Minera Andes also acquired from Brian Gavin, a Minera Andes officer, the shares he held in MASA. In 2001 we sold our interest in NADSA to Degerstrom.

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

On December 2, 2003, the Company, Degerstrom, MASA and MACI entered into a Settlement Agreement to terminate certain agreements in place between the parties, to assign royalties payable to Degerstrom to our wholly owned subsidiary, MACI, and cancel certain obligations payable to Degerstrom for the consideration of US$500,000. We received TSX-V approval on January 13, 2004, for an effective date for the agreement of December 31, 2003.

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

PRINCIPAL PROPERTIES

I. ARGENTINA

Recent Mining and Economic History in Argentina

Argentina is the second largest country in South America, over 2.7 million sq. km in area. In 1983, Argentina returned to a multiparty democracy, which brought to an end nearly a half century of military intervention and political instability. The country then began to stabilize; however, it was not until 1989, with the election of the government under President Carlos Menem, that Argentina's economy began to improve. Menem initiated economic reforms that included the privatization of many state companies and the implementation of the Convertibility Plan, which fixed the Argentine peso to the U.S. dollar at par, fully backed by reserves of foreign exchange, gold and dollar-denominated bonds of the Central Bank of Argentina. Results of the reforms were positive; Argentina's gross domestic product grew at up to 8% per annum in the early 1990s and inflation dropped to between 1% and 3% per annum. However, following a recession in 1999 and 2000, a severe political and economic crisis occurred in late 2001. In early 2002, with five presidents in less than five weeks, the current president, Eduardo Duhalde, chose to devalue the peso, first to $1.00 to Peso$1.40, before allowing the Peso to float in February 2002. The economic reforms associated with the devaluation of the Peso included the conversion of all U.S. dollar denominated contracts into Pesos on a one-to-one basis and all US dollar bank accounts into Pesos. At the beginning of January 2005 the Peso stood at Peso$2.98 to $1.00; at the end of December 2005, the peso stood at Peso$3.03 to $1.00.

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

We initiated gold exploration in Argentina in 1991, in conjunction with Degerstrom. As of December 2005, we had Argentine land holdings totaling 439,804 acres (177,986 hectares) in three Argentine provinces (Figure 1 below). Our exploration efforts initially focused on evaluating prospects generated by 1960's United Nations development exploration programs and on targets generated by satellite image analysis. We developed techniques of processing and interpreting satellite imagery to assist in identifying promising exploration targets. Currently, we are completing exploration work that includes geophysical surveys, mechanical trenching and reverse-circulation drilling on the most advanced targets in our property portfolio, and conducting grassroots exploration to evaluate our other properties and to generate new targets.

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

Until August 1995, a "canon fee", or tax, of Peso $400 per unit was payable upon the awarding of a cateo. A recent amendment to the mining act requires that this canon fee be paid upon application for the cateo.

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
SANTIAGO DEL ESTERO
CHACO
MISIONES
CORRIENTES
LA RIOJA
SAN JUAN
SANTA FE
Los Azules
Los Chonchones
San Juan Project
CÓRDOBA
ENTRE RÍOS
SAN LUÍS
MENDOZA
BUENOS AIRES
LA PAMPA
NEUQUÉN
RÍO NEGRO
La María
El Valle
CHUBUT
San José
Arroyo Telkén
Fachinal
Puesto Blanco
La Huella
El Trumai
Las Lomas
Cerro Major
Cerro Vanguardia
SANTA CRUZ
ISLAS MALVINAS
TIERRA DEL FUEGO
Minera Andes current projects
Other mines/projects
0 100 200 300 400
Kilometers
MINERA ANDES
INCORPORATED

Figure 1

A. San Juan Project Summary Which Includes Los Azules

   1. San Juan Project Location

The San Juan Province Project comprises five properties totaling 24,318 ha in southwestern San Juan province. Elevation ranges from 2,500 m to 5,500 m and moderate to high relief.

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

4. San Juan Area Project Ownership

Our lands in San Juan consist of three applications for cateos and 4 manifestations of discovery and total 24,318 ha. At present, these lands are not subject to a royalty, however, the government of San Juan has not waived its rights to retain up to a 3% "mouth of mine" royalty from production. Property canon fees for the properties in 2005 are estimated at $1,616.

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

The hydrothermal system at Los Azules is an altered area approximately 5 km by 8 km surrounding a core mineralized porphyry target that is about 1 km by 3 km in size. The target straddles the Minera Andes property boundary where drilling on the adjacent property has revealed copper grades and thicknesses that increase toward the Minera Andes ground (see Table A).

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

6. Los Azules Exploration

Minera Andes’ geologists discovered the Los Azules property through regional exploration and prospecting using Landsat imaging, mapping and sampling. The acquired land position covers approximately half of a large area of hydrothermal alteration typically associated with mineralized systems. Exploration drilling in 1998 within 1.2km of the northern property boundary by Battle Mountain Gold (“BMG”) discovered significant copper intervals including a 117-meter weighted average interval of 0.61% copper).

BMG also completed an airborne magnetics survey over the entire Los Azules target area. This work also validates the porphyry target on the Minera Andes ground. The base of information for Los Azules is taken primarily from an unsigned “Battle Mountain Gold” report, titled “Los Azules Project”, Final Report, dated September 1999, by Battle Mountain Canada Ltd., San Juan, Argentina and includes drilling data presented on Los Azules along with some of the technical information provided to Minera Andes Inc. by BMG under the terms of a joint venture agreement.

In December 2003 Minera Andes initiated an exploration program at Los Azules, including geologic mapping and sampling, ground magnetic and induced polarization geophysical surveys and core drilling. In May of 2004 we reported the discovery of a large, enriched (chalcocite) copper in an area defined by geology, MIMDAS deep penetration IP and magnetic geophysical surveys. The mineralized area is approximately 1500 meters by 2000 meters.

Nine reconnaissance core holes totaling 2,050 meters were drilled in the campaign to depths of between 154 to 330 meters. The primary focus of the drilling was to test the extension of known leachable (chalcocite) copper mineralization identified on the adjacent property. Minera Andes' drilling tested a deep penetrating IP chargeability high anomaly as well as a well-defined magnetic low on its eastern flank. Drilling at Los Azules encountered features typical of many porphyry copper systems. In the discovery zone, strongly leached cap rock extends from 65 to 161 meters depth followed by an enriched zone of secondary copper mineralization (chalcocite) overlying a zone of mixed secondary and primary (chalcopyrite) copper mineralization. The mineralization in our drilling is consistent with the mineralization observed in a prior drill hole by Battle Mountain Gold some 220 meters north of Minera Andes' property, which contained a 117-meter weighted average interval of 0.61% copper in the enriched zone.

Table A. Significant Weighted Average Drilling Results at Los Azules
Drill Hole	TD (m)	Intersection From To (m) (m)		True Thickness (m)	Total Copper Percentage
AZ-04-01	195	130 150	195 192	56 including 36	0.62 0.82
AZ-04-02	330.5	164 164 230	304 190 304	140 including 26 and 72	0.38 0.47 0.42
AZ-04-04	300.8	162 162 236	282 202 282	120 including 40 and 46	0.54 0.59 0.64
AZ-04-07	168.8	96 126	152 152	56 including 26	0.44 0.58

Hole AZ-04-03, drilled within the enriched copper target, penetrated 154 meters of leached cap but failed to reach the enriched copper target. Other reconnaissance holes examined the outer boundaries of the target and tested these areas for the presence of primary sulfide mineralization. Drill hole AZ-05 tested an outcrop to the west of the geophysical anomalies and encountered fresh rhyolite. Core holes AZ-04-08 and AZ- 04-09 were drilled in the center of the induced polarization chargeability high and encountered mostly primary sulfides.

B. San José Project Summary

1. San José Project Location

Formerly known as El Pluma/Cerro Saavedra, the San José property package is located in the Santa Cruz province of Argentina, 230 km southwest of the city of Comodoro Rivadavia, near latitude 46E41'S and longitude 70°17'W. The property consists of one cateo and 46 manifestations of discovery covering a total of 40,499 ha (approximately 404 km2).

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

The San José project contains a variety of target areas, the three most important of which are Huevos Verdes, Frea and Saavedra West.

Huevos Verdes is a system of en echelon, variably mineralized, north-northwest trending quartz veins with associated strong argillic alteration, cutting the Bajo Pobre Formation. In this area, the Bajo Pobre Formation consists of massive and fragmental andesite. The vein system occurs over a strike length of at least 2.2 km and possibly as much as 3.5 km. The central and northwest parts of the system are covered by Cretaceous tuffs and sediments and locally by Tertiary basalt; geophysical work has confirmed the continuity of the system below cover. Mineralized quartz veins with true thicknesses up to 11 meters (36.1') have been intersected in drill holes and trenches over the entire length of the Huevos Verdes vein system. The Frea vein is a parallel, geologically and mineralogically similar to Huevos Verdes vein.

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

The gold and silver potential of the San José property was first recognized by Minera Andes geologists in 1997. The San José property has not previously been staked. There is no record of any previous sustained exploration, although portions of the area may have been sampled during at least one regional reconnaissance program.

Work on the property from 1997 to 2001 by Minera Andes and from 2001 to the present by MHC has consisted of the following:

Underground development	5259 meters
Reverse circulation drilling:	90 holes for 9,093 meters
Core drilling:	339 holes for 59,367 meters
Trenching:	201 trenches for 8,852 meters
Rock sampling:	3450 samples
Soil sampling:	2302 samples
Stream sediment sampling:	368 samples
CSAMT geophysics:	42 line kilometers
Gradient array I.P.:	398.7 line kilometers
RealSection I.P.:	23.5 line kilometers
Ground magnetic surveys:	186 line kilometers

In addition significant camp infrastructure (sufficient for a work force of 330) has been built.

As a result of this exploration and development program, representing a total investment of approximately $38.6 million by Minera Andes and MHC, numerous veins and potential vein-hosting structures have been identified on the property. All of these structures represent areas with the potential to host economic mineralization, however our level of knowledge and understanding of their potential varies greatly, depending on the amount and type of work conducted to date on each target. The Huevos Verdes and Frea veins have received the greatest attention to date due to the early recognition of their potential. The veins form the basis of the feasibility study described below.

Numerous other high priority targets have been identified on the Property. The Saavedra West Zone, approximately 6 km south of Huevos Verdes, has seen a significant amount of drilling and has additional exploration potential. Vein style discoveries at Odin, Ayelen (formerly called the Frea Satellite), Frea NW and SE extensions, HV South Extension, Frigga, Roadside, Portugues West, El Pluma South, Kospi and Austri all merit additional exploration. The most important new zones are Kospi, Odin and Ayelen, which occur approximately 500 to 600 m east of the Frea Vein. Table B shows weighted average drill intercepts from these areas.

Table B. Significant Weighted Average Drill Intercepts at Odin and Frea Satellite

Zone	Drill Hole	From (m)	To (m)	Width (m)	Au (g/t)	Ag (g/t)

ODIN	SJD-199	87.00	87.30	0.30	1.04	34.50
		159.86	163.50	3.64	2.04	31.31
	including	161.05	161.57	0.52	8.51	32.50
	SJD-201	106.00	106.55	0.55	8.70	50.00
	SJD-204	80.80	81.60	0.80	1.99	53.00
		84.37	85.65	1.28	12.03	1,295.26
	including	84.37	84.68	0.31	36.22	4,152.00
		87.37	87.85	0.48	2.36	25.00
		90.10	91.10	1.00	1.08	49.00
		92.75	93.10	0.35	5.08	618.00
		95.00	96.50	1.50	2.20	353.67
	SJD-205	91.20	92.10	0.90	15.29	856.00
		110.25	110.55	0.30	2.90	233.00
		173.05	173.73	0.68	1.08	5.00
	SJD-209	86.37	88.90	2.53	6.58	445.42
	including	87.90	88.90	1.00	13.46	928.00
		139.00	139.20	0.20	1.08	101.00
	SJD-210	117.90	119.75	1.85	6.68	143.00
	including	118.40	119.75	1.35	8.63	188.56
		136.56	137.44	0.88	11.55	515.00
	SJD-211	105.75	106.10	0.35	2.39	12.00
	SJD-213	160.80	161.60	0.80	7.10	72.00
		165.15	165.77	0.62	2.06	175.00
AYELEN	SJD-200	71.90	75.49	3.59	2.76	291.74
	including	73.40	75.49	2.09	4.27	431.25
		81.35	81.75	0.40	3.97	165.00
		184.60	185.29	0.69	2.22	231.41
	SJD-208	103.88	105.50	1.62	2.23	170.23
		110.28	112.00	1.72	157.68	10,819.28
		114.00	116.14	2.14	17.85	672.99
	including	114.00	114.55	0.55	60.30	571.00

KOSPI	HVD-39	54.18	55.08	0.90	2.56	118.00
	HVD-40	94.5	96.6	2.10	6.46	709.00
	HVD-41	90.85	96.51	5.66	24.00	747.00
	HVD-42	109.01	109.85	0.84	1.93	77.00
	HVD-44	73.84	79.67	5.83	3.77	339.54

Exploration work is ongoing with some 9,000 meters of drilling and extensive geophysical surveys planned for the project in 2006.

FEASIBILITY STUDY

In October 2005 a feasibility study was completed on the Huevos Verdes and Frea veins at the San José project. The feasibility study and capital and operating cost estimates were prepared by independent engineering firms, MTB Project Management Professionals (“MTB”) and AMEC Engineering (“AMEC”) with input provided by project operator Mauricio Hochschild & Cia. Ltda. (“MHC”) and Minera Santa Cruz (“MSC”). The resource model was prepared by MHC and MSC and audited by AMEC. The reserve model was then prepared by AMEC. Other specific technical expertise included the following:

            •  mine plan and processing plant - AMEC and MTB
            •  metallurgical testwork and flowsheet - AMEC and SGS Lakefield Research
•	environmental, socio-economics, permitting, geotechnical engineering, and hydrogeology - Vector Peru and Vector Argentina.

In compliance with Canadian National Policy Instrument 43-101 a Technical Report summarizing the feasibility study was prepared by AMEC (Peru) S.A. (AMEC), a division of AMEC Americas Limited. This report is available at www.sedar.com.

Assumptions made in the study

Proven and probable mineral reserves	1.2 tonnes
Gold head grade	7.7 g/t
Silver head grade	406 g/t
Gold Recovery	90.2%
Silver Recovery	88.1%
Total gold contained	287,383 oz
Total silver contained	15,152,930 oz
Milling rate	750 t/day
Mine life	4.3 years
Gold price	$425/oz
Silver price	$6.50/oz

Mineral Reserves and Mining

Proven and probable mineral reserves, based on an overall cutoff off grade of $75/t (using a price of $394.48/oz for gold and $6.48/oz for silver), are currently 1.16 million tonnes at 7.7 g/t gold and 406 g/t silver, containing 288,094 ounces of gold and 15,229,380 ounces of silver. The reserves also take into account marginal blocks of ore located on the periphery of higher grade zones. The cutoff grade for these blocks was $45/t. The marginal cutoff grade was defined by the value of ore, which meets the variable costs, but not the fixed costs. AMEC has assumed a minimum mining width of 1.0 meter for conventional cut and fill stopes, and 1.5 meters for mechanized cut and fill stopes is assumed. A 15 percent unplanned dilution and a 5 percent mining loss are used in the reserve calculation. The reserves, with an overall 15.7 percent dilution, are shown in the following table.

Mineral Reserves - Proven and Probable

Area	Grades		Classified Reserve			Contained Ounces
	Au (g/t)	Ag (g/t)	Total Reserve (t)	Proven (t)	Probable (t)	Gold (oz)	Silver (oz)
HUEVOS VERDES	6.4	466	533,514	174,241	359,280	110,601	8,053,168
FREA	8.8	355	627,345	-	627,345	177,493	7,176,212
TOTAL PROJECT	7.7	406	1,160,859	174,241	986,626	288,094	15,229,380

The reserve estimates are based on 117 core holes, 32 reverse circulation holes and 3,285 meters of underground workings at Huevos Verdes and 88 core holes at the Frea zone. The nominal spacing in both zones is 35 meters along strike (horizontally) and 50 meters vertically.

The following summarizes the key assumptions, parameters and methods used in the Reserve estimates:

•
Gold assays were cut to 120 g/t, 20 g/t, 80 g/t and 100 g/t at Huevos Verdes South, Central, North and Frea, respectively. Silver assays were cut to 10,000 g/t, 1,000 g/t, 8,000 g/t and 4,000 g/t at Huevos Verdes South, Central, North and Frea, respectively.

•	Density was assigned as an average to the two principal mineralized zones, Huevos Verdes and Frea. The values used for the estimate are 2.595 t/m3 for Huevos Verdes and 2.611 t/m3 for Frea.
•	The geological model for both Huevos Verdes and Frea zones was developed using a series of northeast oriented sections spaced approximately 10 meters to 50 meters apart.
  •  Assays were composited to full vein-width interval.
  •  The estimation is done using Ordinary Kriging coupled with oriented search ellipses.
  •  Block grades were estimated based on interpretation of geological parameters logged in drill holes.
•	Included in the resource estimate are 1,791 samples taken from the underground workings at 2 meter intervals.

  Mining Method

The feasibility study proposes a mine designed to produce 750 t/d of gold and silver ore from two separate structures, the Frea and Huevos Verdes veins, using underground mining methods. Estimated mine life is 4.3 years with the current reserve. Mechanized cut and fill mining will be used as the primary mining method supplemented with conventional cut and fill mining. Processing will consist of a crushing and grinding circuit followed by flotation, concentrate, leach cyanide recovery and Merrill-Crowe circuits. Power will be supplied by four diesel generators.

Capital Cost Estimates

The capital costs are estimated at $61.2 million, detailed as follows:

Description of Capital Cost Items	Cost ($ x 1,000)
Underground Mine Facilities	2,149
Process Facility	15,260
Site and Services, etc	8,869
Tailings & Waste Rock Management	1,050
Indirect Costs	8,324
Owner Costs	17,796
Subtotal	53,448
Working Capital	1,400
Contingency (12%)	6,413
Total Capital Cost	61,261

The construction schedule would cover a period of 14 months including the completion of financing arrangements and the obtaining of operating permits scheduled for the first quarter of 2006.

Operating Costs

The operating costs are based on a 750 tonnes per day operation and include both the extension of the existing mine workings and new construction of mine ramps and raises to complete development of the mine.

The average life of mine total operating costs, including mining, processing, and general and administration, are projected to be $79.92 per tonne of ore milled for a cash cost of $200.02 per ounce of gold equivalent (using a price of $400/oz for gold and $6.50/oz for silver).

Summary of Operating Costs	Total $
Unit Cost ($/t milled)
General & Administration	21.43
Mining	34.98
Process	23.51
Total	79.92
Unit Cost ($/oz Au equivalent)
General & Administration	53.64
Mining	87.54
Process	58.84
Total	200.02

        Production

The processing facility is designed to operate at 750 tonnes per day. The mill is scheduled to process approximately 1.17 million tonnes over 4.3 years. The annual ore throughput to the plant is 273,752 tonnes with an average ore grade of 7.7 g/t gold and 406 g/t silver. During production, the mine will employ approximately 570 individuals.

The study includes environmental, closure and rehabilitation costs of $1,233,391 to fulfill all Argentinean legal requirements and comply with international, best-practice, procedures.

Geology

The San José orebodies are defined by two northwest trending quartz veins located in the center of the 40,499 hectare property. The Hueves Verdes vein represents about 45 percent of the total reserves and the Frea vein the other 55 percent. Both vein deposits identified are open at depth. The Frea vein is open to the northwest and the Huevos Verdes vein is open to the southeast. In addition, a resource exists at Saavedra West that is not included in the reserve estimate.

The San José project also hosts several other veins including the recently discovered Frea Satellite and Odin veins where mineralization has been identified along approximately 2 kilometers of strike length. To date over 32 kilometers of vein trend have been identified on the property and will be the subject of future drilling programs.

Existing Infrastructure

A 28-kilometer permanent all-weather road accesses the site. To date over 5.8 kilometers of underground workings have been developed on two levels through two inclined shafts at the Huevos Verdes vein. Construction of two underground ramps, one for the Huevos Verdes vein and the other at the nearby Frea vein, is underway and base camp facilities have been expanded to house the 330 employees and contractors.

In October 2005, MSC presented an Environmental Impact Assessment (EIA) and, in March 2006, received the EIA permit necessary to complete construction of a mine complex. Full-scale commercial production is planned at San José for the first quarter of 2007.

4.	San José Project Ownership

The San José project area is made up of one cateo and 46 manifestations of discovery totaling 40,499 ha. The cateos are located in the western half of the province of Santa Cruz. All of the cateos are controlled 100% by Minera Santa Cruz S.A., a holding and operating company set up under the terms of the agreement with MHC. Any production from these lands may be subject to a provincial royalty. Holding costs for 2006 are estimated to be $9,361.

On March 15, 2001, we signed an option and joint venture agreement with MHC for the exploration and possible development of Minera Andes’ epithermal gold-silver exploration land package at El Pluma/Cerro Saavedra (now referred to as the San José project), including Huevos Verdes.

Under the agreement, MHC could earn a 51% ownership in the joint venture by spending a total of $3 million in three years, and a minimum of $100,000 per year on exploration targets within the joint venture other than Huevos Verdes, the most advanced prospect. In addition, MHC will make semiannual payments totaling $400,000 per year until pilot plant production is achieved. In September 2004, an amendment to the agreement stated such payments should be made until a positive feasibility study for the development of a mine on the property is obtained by MSC and the board of MSC takes a decision to construct the mine. Lands have been transferred to a holding and operating company, MSC, which is owned 49% by MASA.

Once MHC vested at 51% ownership, we had the option of participating in the development of a pilot production plant that would process a minimum of 50 tpd. We could participate on either a pro-rata basis, or by choosing to retain a 35% “carried” ownership interest. Upon the successful completion and operation of the 50 tpd plant, we would have the option of participating on a pro-rata basis, or choosing a 15% interest in return to being “carried” to first production of 500 tpd. Failure by either party to contribute to work programs would result in simple dilution of that party’s interest in the project.

On May 6, 2003, we received notice from MHC pursuant to the option agreement with MHC that it had completed $3,000,000 in expenditures and would vest 51% in the San José project.

On July 1, 2003, MHC acquired 51% of the issued and outstanding shares of MSC pursuant to the option agreement with MHC.

On September 11, 2003, we notified MHC that we opted to retain our 49% ownership in MSC.

In September 2004, an amendment to the joint venture agreement eliminated a requirement for initial preliminary production from a 50 tpd pilot plant to process mined ore if the Huevos Verdes vein proceeds to production. The amendment allows the parties to eliminate a costly pilot plant and proceed directly to full production based on a positive bankable feasibility study.

C. Santa Cruz Project Property Summary
      1. Santa Cruz Project Location

Minera Andes currently holds 15 cateos and 50 manifestations of discovery in the Deseado Massif region of Santa Cruz. These properties are located at moderate elevations (300 to 1,000 m above sea level). Topography varies from gently rolling to locally rugged. The Deseado Massif is a cold desert. Access to the properties is by dirt road and trail.

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

Minera Andes has been actively exploring in the region since 1997. The properties have been acquired on the basis of geologic and geochemical reconnaissance. Geologic evaluation of these grassroots targets is ongoing. In 2005 Minera Andes continued reconnaissance of new gold/silver prospects and drilled two properties, Cerro Mojón and San Agustín, in Santa Cruz province. Additional drilling at these and other properties may be undertaken in 2006.

4. Santa Cruz Project Ownership

We currently control 15 cateos and 50 manifestations of discovery (totaling 102,789 ha) in Santa Cruz province. Land holding costs for 2006 are estimated at $3,350.

D. Chubut Project Property Summary

1. Chubut Project Location

We currently hold 13 manifestations of discovery in the Precordilleran and Patagonian Massif regions of Chubut totaling 10,380 ha. These properties are located at moderate elevations (300 to 1000 m above sea level) in central and western Chubut. Access to the properties is by dirt road and trail.

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

On the basis of fixed-wing overflights and general geological reconnaissance, an additional ten cateos were acquired in late 2002 in the northern Patagonian Massif and Precordilleran regions of Chubut. Expenditures in 2004 relate to an ongoing reconnaissance exploration program on these lands. Expenditures for 2005 were primarily for maintenance and a similar level of expenditure is planned for 2006.

4. Chubut Project Ownership

We currently control 13 manifestations of discovery, totaling 10,380 ha, in Chubut province. Holding costs for 2006 are estimated at $1,313.

In August 2000, Brancote Holdings PLC subsidiaries signed an agreement with Minera Andes to purchase two of Minera Andes’ gold exploration properties in Chubut province, southern Argentina. The agreements cover the Willimanco, Leleque and Leon properties. Brancote’s Argentine subsidiaries, Minera El Desquite S.A. and Cordon Leleque S.A., had a four-year option to purchase Willimanco and Leleque (and adjoining Leon properties) for a combined total of $1.25 million and a 2% net smelter return royalty. Following the acquisition of Brancote Holdings PLC by Meridian Gold Inc., Minera Andes completed the sale to Meridian Gold of the Willimanco, Leleque and Leon properties for US$720,000 and Peso$200,000 for an approximate total of US$777,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Shares are listed on the TSX Venture Exchange ("TSX-V") under the trading symbol MAI, and the Common Shares are also quoted on the NASD’s OTC Bulletin Board over -the-counter market under the trading symbol MNEAF.

The high and low prices for the Common Shares reported by the TSX-V for each of the quarters during the years ended December 31, 2005 and 2004 are set forth in the table below:

		High (Cdn$)	Low (Cdn$)

2004	January - March	0.84	0.47
	April - June	0.58	0.38
	July - September	0.65	0.36
	October - December	0.79	0.60

2005	January - March	0.69	0.46
	April - June	0.57	0.44
	July - September	0.51	0.37
	October - December	0.65	0.38

The high and low prices for the Common Shares reported for the OTC Bulleting Board for each of the quarters during the years ended December 31, 2005 and December 31, 2004 are set forth in the table below:

		High (US$)	Low (US$)

2004	January - March	0.63	0.33
	April - June	0.45	0.28
	July - September	0.51	0.28
	October - December	0.63	0.49

2005	January - March	0.59	0.38
	April - June	0.46	0.34
	July - September	0.43	0.31
	October - December	0.60	0.31

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of December 31, 2005, there were approximately 224 holders of record of our Common Shares. No dividends have ever been paid on our Common Shares, and we intend to retain any earnings for use in the business and do not expect to pay dividends in the foreseeable future.

At December 31, 2005, 1,009,000 options were available for grant under our stock option plan (“the Plan”). The aggregate number of shares to be delivered upon exercise of all options granted under our stock options plan shall not exceed 20% of our issued and outstanding Common Shares up to a maximum of 9,000,000 shares. No participant may be granted an option under the Plan which exceeds the number of shares permitted to be granted pursuant to rules or policies of any stock exchange on which the Common Shares is then listed. Additional information about the Plan is set forth under “Stock Option Plan” in Item 10, “Executive Compensation."

                                                            EQUITY COMPENSATION PLAN INFORMATION

Plan Category	No. of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,745,000	Cdn$0.54	1,009,000
Equity compensation plans not approved by security holders	--	--	--
Total	6,745,000	Cdn$0.54	1,009,000

Recent Sales of Unregistered Securities

On November 28, 2005, we sold 2,004,685 units to accredited investors at a price of Cdn$0.35 per unit for net of commission proceeds of Cdn$701,640 (US$600,000). Each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.55 per share for a period of 2 years from the closing date. Finder’s fees of 6 percent were paid and the Company issued 120,281 shares in connection with this financing. A total of 2,004,685 common shares were issued pursuant to the private placement, and 1,002,343 common shares are reserved for issuance on exercise of the warrants.

On December 20, 2005, we sold 15,414,740 units to Robert McEwen at a price of Cdn$0.35 per unit for net of commission proceeds of Cdn$5,125,401 (US$4,382,558). Each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.55 per share at any time prior to the earlier of: a) the date which is the 15th trading day after receiving notice from Minera Andes that the weighted average price of the common shares on the TSX Venture Exchange has been equal to or greater than C$1.00 for a period of 20 consecutive trading days commencing 120 days after the date of issuance of the warrants, and b) December 20, 2007.

The agents received a cash commission of 5% of the gross proceeds of the financing and 377,661 broker warrants, equal to 2.45% of the aggregate number of units sold. Each broker warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.55 per common share at any time prior to the earlier of: a) the date which is the 15th trading day after receiving notice from Minera Andes that the weighted average price of the common shares on the TSX Venture Exchange has been equal to or greater than C$1.00 for a period of 20 consecutive trading days commencing 120 days after the date of issuance of the warrants, and b) December 20, 2007. A total of 15,414,740 common shares were issued pursuant to the private placement, and 7,707,370 common shares are reserved for issuance on exercise of the warrants and 377,661 common shares are reserved for issuance on the exercise of the broker warrants.

On March 8, 2006, we sold 13,156,689 units to Rob McEwen at a price of Cdn$0.35 per unit for an aggregate of approximately Cdn$4.6 million (US$3,970,718). Each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.55 per share for a period of 24 months from the closing date. The agent for the offering was Canaccord Adams Capital Corporation. The agents received cash commissions of 5% of the gross proceeds and agents’ warrants for the purchase of 322,339 common shares (2.45% of the aggregate number of units sold in the offering) at an exercise price of Cdn$0.55 per common share for a period of 24 months from the date of issue.

In reliance on Rule 903 of Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), units were offered and sold to purchasers outside of the United States without any directed selling efforts pursuant to Category 1 of Rule 903(b), in that Minera Andes is a foreign private issuer and there is no substantial U.S. market interest for the class of securities sold. In reliance on Rule 506 of Regulation D under the Securities Act, units were also offered and sold, without general solicitation or advertising and subject to resale restrictions, to accredited investors in the United States who represented they were purchasing with investment intent and without a view to distribute the units.

Also during 2005, we received gross proceeds of $9,230 for the exercise of 22,500 warrants; gross proceeds of $258,480 for the exercise of 901,175 broker warrants; and $34,055 for the exercise of 253,500 stock options.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the years ended December 31, 2005 and 2004 which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. Differences from U.S. GAAP are described in Note 12 to the audited consolidated financial statements. Our financial condition and results of operations are not necessarily indicative of what may be expected in future years.

Overview

Minera Andes was incorporated in Alberta in July 1994 and went public in November 1995 through an amalgamation with Scotia Prime Minerals, Incorporated, also an Alberta corporation. We are a reporting issuer in Alberta, British Columbia, Saskatchewan, Ontario and Nova Scotia and trade our common shares on the TSX Venture Exchange under the symbol MAI. We are also a Form 10-KSB filer in the U.S. and trade on the NASD OTC Bulletin Board under the symbol MNEAF.

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

Our current properties and projects consist of mineral rights and applications for mineral rights covering approximately 439,804 acres (177,986 hectares) in three Argentine provinces. The lands comprise option-to-purchase contracts, exploration, and mining agreements and direct interests through our filings for exploration concessions. Our properties are all early stage exploration prospects, except for the San José property, which is an advanced-stage exploration/development project. A positive feasibility study completed in October of 2005 provides an independent estimate of the proven and probable reserves at the San José. See "Description of Properties."

Through our subsidiaries and joint ventures we own a 49% equity interest in MSC, which owns the San José gold/silver property in Southern Argentina, and a 100% interest in over 10 mineral properties in Argentina. San José is currently in advanced exploration and underground development. With a positive feasibility study for the development of a mine on the property, the board of MSC decided in December 2005 and a decision to construct a mine on the property, subject to receiving all necessary permits and government approvals. In March of 2006, provincial approval was obtained for the permits to construct a mine on the property with production expected in the first quarter of 2007.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. The most significant accounting policies that are most important to the portrayal of our current financial condition and results of operations relates to mineralization and deferred development costs. Other accounting policies are disclosed in Note 2 of Notes to Consolidated Financial Statements. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Business Strategy and Development

Our business and development strategy since our inception in 1994 has been to focus primarily on the acquisition and development of exploration stage gold/silver and copper properties in Argentina and on the exploration and development of these properties. Our current portfolio of properties consists of mineral rights and applications for mineral rights, covering approximately 439,804 acres (177,986 hectares) in three provinces in Argentina.

We carry out our business by acquiring, exploring and evaluating mineral properties through our ongoing exploration program. Following exploration, we either seek to enter joint ventures to further develop these properties or dispose of them if the properties do not meet our requirements. We have several early stage exploration properties with no proven or probable reserves currently identified and one advanced stage exploration property, the San José property, with proven and probable reserves.

In October of 2005 a positive feasibility study defined a mineral reserve. Given our developed mineral reserve at San José, our operator partner, who owns a 51% interest in the project, is currently completing exploration and development work moving the project towards production of the defined reserve. At the San José project, our partner commenced underground exploration in 2003, and our joint venture made a production decision in December of 2005 and expects to complete construction and reach full production in the first quarter of 2007. However, there can be no assurance that production and start-up can be completed as anticipated or that our production will be achieved.

Our objective is to grow our business to become a gold/silver producer over the next few years and to add new properties that have the potential to become profitable, producing mines. Due to higher gold prices and our improved financial condition, we believe we are well placed to pursue the acquisition and development of exploration properties in Argentina. We are actively investigating the potential acquisition of new mineral exploration properties. However, we presently have no agreement or understanding with respect to any potential transaction. We have increased exploration activities and expenditures on our current exploration properties in Argentina.

Overview of 2005

Our cash position improved during 2005 through the raising of funds through equity financing and completion of a credit facility. Cash and cash equivalents at the end of 2005 was $3.3 million, an increase of $1.6 million from the end of 2004. Equity offerings and warrant and option exercises provided a net of $12.9 million during the year and $3 million was drawn on the credit facility. In addition, several other significant milestones were achieved during 2005:

•
Minera Andes and its joint venture partner completed a bankable feasibility study at the San José project in October of 2005 to determine the economic viability of the San JosŽ veins. The study was managed by MTB Project Management Professionals, Inc., of Denver. The purpose of the feasibility study was to provide an independent third party determination of the technical and economic viability of the veins currently developed at the project. The results of the feasibility study indicate the project is positive for the development of a mine on the property;

•	We funded and maintained our 49% interest in the San José project;

•	We acquired several new exploration land packages in southern Argentina;

•
Our partner in the San José project completed 2.8 km of underground exploration workings on the Huevos Verdes vein and continued exploration and engineering studies on the property where four new veins were discovered in 2005;

•	We signed a letter of intent with Xstrata Copper concerning the Los Azules porphyry copper project;

•	We advanced exploration on several wholly owned mineral properties and made gold and silver discoveries on two properties that are near the drill stage, and;

•	We continued to pursue new growth opportunities.

Trends Affecting our Operations During 2005

Gold prices have now trended generally upward for nearly four years from a low of $256 in early April 2001 to $517 per ounce in December 2005, an average annual increase of 17%. The higher gold price increased our ability to equity finance during 2005.

The market for gold company equities generally strengthened during 2005. Our common share price began the year at $0.59 and ended the year at $0.58. The increased interest in investing in gold and gold mining companies during the past three years has made exploration and development capital more readily available. As a result, we successfully raised $12.9 million of new equity funds during 2005, including option and warrant exercises. We used portions of the cash to make joint venture payments, acquire new exploration properties in Argentina, and to fund exploration and development activities at the San José project and other projects in our property portfolio. In 2006 we anticipate using our cash to maintain our interest in the San José project, and to fund other exploration activities and for other general corporate purposes. We also expect we may have to raise additional funds to maintain our programs and interest in the San José project.

Plan of Operations

We have budgeted and plan to spend approximately $3.6 million for our mineral property and exploration activities, other than the San José project, and for other general and administrative expenses through 2006, with work being conducted on several properties including an ongoing reconnaissance program designed to make new acquisitions. See “Description of Properties.” In addition, the 2006 budget for the exploration, development and construction to place the San José project into production by the first quarter of 2007 is approximately $59 million, of which we will fund $6.5 million and the balance will be funded by our partners, MHC, and a project financing facility. The San José project is owned by MSC, an Argentine corporation owned by Minera Andes Inc. (49%) and MHC (51%) the operator of the project. In October of 2005, a positive feasibility was delivered and MSC secured a letter of intent for a non-recourse debt financing to complete construction of the project. If this financing is completed we may not be required to spend additional equity funds on the project, however, the financing of the project is uncertain at this time. To maintain our 49% interest in MSC we may need to raise additional funds in 2006. If we cannot match MHC pro rata, we expect to have our interest in the San José project diluted in accordance with the joint venture agreement. Failure by either party to contribute to work programs will result in simple dilution of that party’s interest in the project. If additional funds are raised during 2006 through the exercise of warrants or options, through a further equity financing, through debt financing, by the sale of property interests, or by joint venture financing, additional exploration would be planned and carried out on our properties. If we were to develop a property or a group of properties beyond the exploration stage, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt, or a combination of equity and debt. There is no assurance that such financing, if necessary, would be available to us on favorable terms.

As of December 31, 2005, the Company had negative working capital of approximately $0.6 million, and in the first quarter of 2006 raised an additional $3.7 million by private placement. These funds, as estimated by management, are sufficient to cover budgeted expenditures for mineral property and exploration activities on properties outside the San José project in Argentina, and general and administrative expenses through at least the end of 2006.

Exploration

Minera Andes has made significant strides in its business plan during 2005, particularly with development at the advanced-stage Huevos Verdes silver/gold vein and the Frea vein located within the San José project area in southern Argentina. During 2005 four new mineralized silver/gold veins were discovered by drilling geophysical targets at the San José project. In addition, new gold and silver discoveries were made by Minera Andes on its 100 percent-owned exploration projects in Argentina. Management has been active in Argentina for twelve years and has developed expertise in all aspects of conducting exploration/development business there.

We currently have a portfolio of properties totaling about 10 projects on about 439,804 acres (177,986 hectares) of mineral exploration land in Argentina. The properties primarily contain gold, silver and copper mineralization targets.

Several new exploration properties have been acquired through the filing of mineral applications. These properties reveal numerous similarities to Minera Andes’ San José property in northern Santa Cruz province. In addition, two properties, Cerro Mojón and San Agustin, contain several mineralized structures with favorable geologic indicators and silver values up to 10 ounces per ton in surface sampling. These characteristics mirror much that has been discovered about San José. Drilling conducted at San Agustin encountered geology indicating a deeper target that remains to be tested. At Cerro Mojón the drilling encountered some high-grade silver that will require follow up. Other prospects contain structures with sinter-like quartz veining and anomalous arsenic and mercury. In November of 2005, we signed a letter of intent with Xstrata Copper relating to our Los Azules copper project and have begun a detailed exploration program including drilling.

All of our programs are supervised by Brian Gavin, vice president of exploration, who has reviewed the programs and is the qualified person under Canada’s National Instrument 43-101.

Los Azules Project

The Los Azules project was discovered by Minera Andes' geologists through regional exploration near the Argentina/Chile border. The combined Minera Andes-Xstrata Copper property package (approx. 7,500 Ha) encompasses a large, enriched (chalcocite) copper zone at Los Azules. The overall target area is approximately 2,700 meters by 700 meters as currently defined. Past drilling consists of 15 reverse-circulation and 9 core holes (totaling 5,481 meters) drilled by Minera Andes, Xstrata Copper and Battle Mountain Gold between 1998 and 2004. Eight holes intersected significant copper mineralization greater than 0.4 percent in an area defined by geology, MIMDAS deep penetration IP and magnetic geophysical surveys. The best hole, LA-08-98 encountered 0.55 percent copper over 143 meters and ended in mineralization.

In May of 2004 we reported the discovery of a large, enriched (chalcocite) copper zone at our 100% owned Los Azules property. The overall target area is approximately 1500 meters by 2000 meters. Drilling returned up to 0.8% copper over 36 meters and 120 meters of 0.54% copper within an area defined by geology, MIMDAS deep penetration IP and magnetic geophysical surveys. This new zone has been confirmed by four drill holes showing enriched copper over an area approximately 1000 meters by 500 meters. A fifth drill hole penetrated a thick section of related surface alteration before stopping short of its target depth.

In November of 2005, a letter of intent was signed with Xstrata Copper regarding the Los Azules porphyry copper project in San Juan province, Argentina. Xstrata Copper and Minera Andes had been working on separate, adjoining properties that straddle a large copper porphyry system now consolidated into one package. Xstrata Copper is one of the commodity business units within Xstrata plc.

In the letter of intent Minera Andes has the right to earn a 100 percent interest in Xstrata Copper’s property by spending at least US$1.0 million on the property over the next four years, making payments to keep the property in good standing and producing preliminary economic assessment (to NI 43-101 standards). If the preliminary assessment shows the project to be potentially economically viable and can be expected to produce 100,000 tonnes of copper per year for 10 years then Xstrata Copper will have a one time back-in right to earn a 51 percent interest in the combined properties by making a cash payment to Minera Andes of three times its expenditures on the property, completing a bankable feasibility study within five years and assuming underlying property commitments. In the event that the preliminary assessment does not meet the size criterion contemplated above, Xstrata Copper would retain a first right of refusal on any subsequent sale of the property.

The Company is conducting a drill program on the Los Azules property in the first half of 2006 to evaluate the leachable copper target area.

San José Project

A significant exploration and development program is underway at the San José gold/silver project in southern Argentina. The 2006 work program at the project is designed to complete the EIA approval process, and continue exploration and development of the underground workings, and construct the mine, processing facility and infrastructure to attain production. The program will also explore other vein targets already identified on the property. The development site at Huevos Verdes currently has a work force of approximately 260 personnel.

The 2006 San José budget has been expanded to total approximately US$59.0 million, consisting of US$58.0 million in development and construction of a mine at the San José project, and US$1.0 million for the exploration of additional targets on the property. It is anticipated that, following the March 2006 receipt of the Environmental Impact Assessment permit approval the debt financing can now be finalized for the remainder of the required mine development budget.

An important part of the work at the San José project in 2005 was the completion of a three-part drilling program designed to accelerate the conversion of resources into reserves, at the Frea vein (formally called Huevos Verdes East) and the Huevos Verdes vein. This program also was designed to test the new targets identified from the property-wide exploration program. The resource/reserve drill program at San José, of which the major part was in 2004 and was completed in 2005, totaled approximately 41,210 meters. In addition, a total of 5090 meters of drilling has been completed underground from inception to the year end of 2005. A total of 5.3 kilometers of underground workings have been completed on the Huevos Verdes vein including 620 meters in two ramps under construction.

Several major events occurred in 2005 to advance the San José/Huevos Verdes construction project. The accelerated development at this vein-hosted, low-sulfidation, epithermal silver/gold mineralization system has allowed the joint venture to formalize a production decision at year end.

•
A comprehensive, third-party feasibility study was completed in October 2005 to assess possible mine production. The study indicates the San José project is positive for the development of a mine at the site. A detailed technical report written to Canada’s NI43-101 standards on the project is available online at www.sedar.com. The study defined proven and probable mineral reserves, based on an overall cutoff off grade of $75/t (using a price of $394.48/oz for gold and $6.48/oz for silver), are currently 1.16 million tonnes at 7.7 g/t gold and 406 g/t silver, containing 288,094 ounces of gold and 15,229,380 ounces of silver.

•	Underground construction at the Huevos Verdes vein focused on an area of drill-proven, high-grade mineralization and approximately 2.8 km of workings were completed on the vein.

•
Underground testing discovered new high-grade silver/gold zones and previously unknown veins. These discoveries hold potential for increased grade and tonnage at Huevos Verdes. These discoveries were not included in the reserve estimates calculated in the feasibility study.

•	Metallurgical testing of Huevos Verdes' silver/gold mineralization demonstrated high recoveries (over 90 percent for both silver and gold) are possible using standard industry technology.

•	Reflecting confidence in Huevos Verdes, pre-production employment at San José project exceeded 260 by December 2005 compared to 53 in January 2005.

•
Exploration at the San José project continued to identify more silver/gold mineralization. The Huevos Verdes vein itself remains open at depth and laterally. The entire San José project area is host to four parallel vein structures totaling some 32 kilometres in combined length, as outlined by reconnaissance field work and geophysical surveys conducted by Minera Andes. Only some 15% of the outlined vein package has yet been drilled.

•
Drilling at Frea Vein intersected significantly thicker and higher-grade silver/gold mineralization than is currently known at Huevos Verdes. The Frea vein is a parallel vein approximately two kilometers to the east of the Huevos Verdes vein and has excellent potential to expand the projects reserves. Drilling on the Frea vein encountered bonanza grades on an interval with a weighted average of 0.4 meters of 374 ounces per ton -opt (11,619 g/t) silver and 5.0 opt (155 g/t) gold. The Frea vein currently makes up about half the reserves identified on the property and is open ended.

•
By year end 2005 four new veins had been discovered by drilling geophysical targets on the San José project. The Ayelen vein intersected weighted average interval of 1.72 meters 348 (opt 10,819 g/t) 5.07 opt silver (158 g/t) gold. The Odin vein drilling intersected a weighted average interval of 1.0 meter of 13.46 g/t (0.43 opt) gold and 928 g/t (30 opt) silver (SJ-209) which is part of a larger interval running 2.53 meters of 6.58 g/t (0.21 opt) gold and 445 (14 opt) g/t silver. Other highlights include a weighted average interval of 1.0 meter of 16.49 g/t (0.53 opt) gold and 281 g/t (9 opt) silver (SJD-188) drilled 200 meter of strike of the Frea vein. The Kospi vein was discovered during a late 2005 drilling program in the area between the Huevos Verdes and Frea Veins. The best weighted average intercept encountered in this drilling campaign is 24 g/t (0.77 ounces per ton - opt) gold and 747 g/t (24 opt) silver over 5.66 meters in hole HVD-41. These discoveries were not included in the reserve estimates calculated in the feasibility study.

Results of Operations

2005 compared to 2004

In 2005, our net loss was $3.6 million (4 cents per share) compared with a net loss of $2.1 million (3 cents per share) in 2004. Our general and administrative costs were $2.3 million in 2005 compared to $1.7 million in 2004. The following table summarizes the significant changes in operations in 2005 compared to 2004.

Description	2005	2004
Legal, audit and accounting fees(1)	$267,225	$235,973
Consulting Fees(2)	$595,752	$527,838
Foreign Exchange(3)	$82,245	$(260,549)
Office Overhead and administration fees(4)	$308,037	$526,279
Wages and benefits(5)	$858,969	$508,943

Notes:

(1)	Audit and accounting fees increased this year due to an overall increase in audit fees.

(2) Consulting fees increased in 2005 due to our increased public and investor relations program. Stock option compensation relating to consultants, valued at $239,953 and $127,516, was expensed to consulting fees in 2005 and 2004, respectively.

(3) We realized a loss in foreign exchange in 2005. This is mostly related to the effect of a strengthening U.S. dollar offset by the associated impact on the value of cash equivalents invested in Canadian dollar instruments.

(4)	Office overhead included public and investor relations program expenses, advertising and numerous conferences attended during the year. Office overhead was higher in 2004 due to a substantial mailing.

(5) Stock option compensation relating to employees and directors, valued at $569,140 and $478,020, was expensed to wages and benefits expense in 2005 and 2004, respectively.

In 2006 we will be continuing the prospecting, acquisition, exploration and evaluation of property interests that have been our hallmark since our inception, and we will focus on the Santa Cruz, Chubut and San Juan properties. As in the past, if a property or program does not meet our requirements in the future, costs associated with abandonment of the property or program will result in a charge to operations. For this reason, we may incur additional write-offs in future periods, although the amounts of such write-offs are difficult to predict, as they will be determined by the results of future exploration activities.

Mineral property and deferred exploration costs in 2005 amounted to $1.6 million compared to $1.9 million in 2004.

The following table summarizes the significant changes in exploration expense for 2005 compared to 2004.

Description	2005	2004
Consulting(1)	$149,156	$109,779
Drilling(2)	$396,110	$264,450
Geology(3)	$317,653	$729,425
Legal(4)	$88,985	$47,659

Notes:

(1)	Consulting increased due to the drilling and geophysical program support.
.
(2)	Drilling increased as an outgrowth of our expanded 2004 target generation.

(3)	Geology decreased on our 100 percent projects due to an expanded program and expenditures at our co-owned San Josè project. In addition, more emphasis was placed on drilling and supporting consults.

(4)	Legal fees increased due to increased land acquisitions and due diligence work.

2004 compared to 2003

In 2004, our net loss was $2.1 million (3 cents per share), compared with a net loss of $1.5 million (4 cents per share) in 2003. Our general and administrative costs were $1.7 million in 2004 compared to $1.5 million in 2003.

Mineral property and deferred exploration costs in 2004 amounted to $1.9 million compared to $0.5 million in 2003. We focused nearly all our available exploration resources on the San José project in Santa Cruz province during 2004, and the success of the exploration carried out on these properties over the last few years resulted in the joint venture arrangement which was signed March 15, 2001. We received mineral property option proceeds of $400,000 from the joint venture in 2004 and in 2003.

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

Our lease and loan obligations are as follows:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt	$4,000,000	$4,000,000	$--	$--	$--
Operating Lease Obligations	--	--	--	--	--
Purchase Obligations	--	--	--	--	--
Capital Lease Obligations	--	--	--	--	--
Other long-term liabilities	--	--	--	--	--
Total	$4,000,000	$4,000,000	$--	$--	$--

On December 2, 2003, we signed an agreement that obligated us to pay Degerstrom a royalty of $250,000 if any of the current properties, other than the properties comprising the San José project, meet certain conditions such as bankable feasibility or commercial production. Our obligation expires December 31, 2013. As of December 31, 2005 no payments are required under this agreement. This royalty is not included in the above table.  Additionally, we are obligated to fund our 49% of future costs at San José or our ownership will be diluted.  These costs are excluded from the above table.

On December 16, 2004, Minera Andes Inc. closed on the US$2 million first tranche of the US$4 million loan facility from Macquarie Bank Limited ("Macquarie"). This facility is being provided in two tranches for funding of Minera Andes' 49% portion of the costs of completing a bankable feasibility study and related development work for the San José/Huevos Verdes silver/gold project in Argentina. Macquarie is an international banking group active in providing project financing to the mining sector.

In December 2004, Macquarie advanced US$1 million of the first US$2 million tranche, and the balance of US$1 million was advanced in February 2005. This first tranche of US$2 million is available for up to two-years from draw-down. The second tranche of the facility, being an additional US$2 million, was provided on July 2005, through the achievement of positive exploration and development at Huevos Verdes to the satisfaction of Macquarie, regulatory approvals, and completion of documentation.

The commercial terms of the loan include a facility fee of 1.5% of the principal amount of the initial tranche and an interest rate of Libor plus 2% p.a., currently totaling approx 4.15% p.a. In addition, a success fee of US$40,000, being one percent of the principal amount of the first tranche and second tranche was paid to Xystus Limited for assisting with the structuring and negotiation of the loan facility.

In connection with the first tranche of the facility, Minera Andes has issued share purchase warrants to Macquarie to acquire 2,738,700 Common Shares of Minera Andes at an exercise price of Cdn$0.91 per share. The warrants exercise price was calculated at a 20 percent premium to the volume weighted average of Minera Andes' common stock determined from the ten business days prior to acceptance of this offer. Each warrant is to be exercisable for two years and will expire on December 15, 2006. In the first quarter of 2005 additional share purchase warrants to acquire 3,987,742 Common Shares of Minera Andes at an exercise price of Cdn$0.62 were issued to Macquarie in regard to the second tranche of US$2.0 million, on terms calculated in a similar manner at that time, upon fulfillment of conditions precedent for that tranche and appropriate regulatory approvals.

During 2005, MSC signed agreements with third party providers relating to the development of the San José/Huevos Verdes project. Our 49 percent portion of these commitments is approximately $975,000.

In addition, mineral rights in Argentina are owned by the federal government and administered by the provinces. The provinces can levy a maximum 3% “mouth of mine” (gross proceeds) royalty. The provinces of Mendoza and Neuquén have waived their right to a royalty. The provinces of Río Negro, San Juan, Santa Cruz and Chubut have not yet established a policy regarding the royalty.

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

In recognition of our liquidity and capital resources, our independent public accountants have included a comment in their report on our accompanying consolidated financial statements for the year ended December 2005, that would express substantial doubt as to our ability to continue as a going concern .

Our exploration and development activities and funding opportunities, as well as those of our joint venture partner, may be materially affected by precious and base metal price levels and changes in those levels. The market prices of precious and base metals are determined in world markets and are affected by numerous factors which are beyond our control.

At December 31, 2005, we had cash and cash equivalents of $3.3 million, compared to cash and cash equivalents of $1.7 million as of December 31, 2004. Working capital at December 31, 2005 was a negative $0.6 million compared with a positive $1.6 million at the end of 2004. Net cash used in operating activities during 2005 was $1.4 million compared with $0.9 million in 2004. Investing activities in 2005 used $12.8 million, compared with $5.6 million used in 2004. The increase in investing activity is due to the investment in the San José project.

In 2005, we received the remaining $3 million of credit on a two-year loan facility of $4 million from Macquarie Bank Limited (“Macquarie”). All amounts advanced are due in December 2006. This facility was provided in two tranches to fund our 49% portion of the costs of completing a bankable feasibility study and related development work for the San José/Huevos Verdes gold/silver project in Argentina. We received

$1,000,000 of the first tranche in December 2004. As at December 31, 2005, interest expense incurred was $164,495, of which all was capitalized to the investment in MSC.

Also during 2005, we had private placements which raised proceeds of $12.7 million, net of agents’ commissions, through the issuance of 18,180,450 units at a price of Cdn$0.55 per unit, 2,004,685 units at a price of Cdn$0.35 per unit, and 15,414,740 units at a price of Cdn$0.35; gross proceeds of $9,230 for the exercise of 22,500 warrants; gross proceeds of $258,480 for the exercise of 901,175 broker warrants; and $34,055 for the exercise of 253,500 stock options.

The principal financing activities during 2004 were a private placement which raised proceeds of $4,545,455, net of agents’ commissions, through the issuance of 10,000,000 units at a price of Cdn$0.65 per unit; gross proceeds of $250,401 for the exercise of 648,375 warrants; gross proceeds of $239,610 for the exercise of 867,566 broker warrants; and $78,400 for the exercise of 330,000 stock options.

Investor Relations

During 2005 we attended various trade shows and gold conferences to increase awareness in our activities in the mining industry. We also advertised our corporate profile on several Web-based sites and in the news media. In addition, we have retained the services of a media consultant to design company presentations and literature.

Audit Committee

Our board of directors has determined that we do not currently have a financial expert, as defined by Item 401(e) of Reg. S-B, on the audit committee.  We are seeking to add a new director to the audit committee who would qualify as a financial expert.

Outlook

In December 2005, after receiving a positive feasibility study to develop a mine on the property in October of 2005, the co-owned company MSC formalized the decision to proceed to take the project to production and submitted a Environmental Statement and Impact Assessment study to the provincial government to seek permitting approvals to build a mine. In March of 2006 we received the approval and are proceeding to place the San Josè project into production by the first quarter of 2007. We anticipate financing completion of the San Josè project with a banking credit facility. A letter of intent for the credit facility is currently in place and is expected to be completed in the second quarter of 2007. If the credit facility is not in place we may require additional cash for the development of the project described above. It is anticipated that exploration on other projects and acquisition of new projects will require additional cash.

Our main objectives in 2006 are to:

•	maintain our 49% interest in the San José joint venture;

•	continue to evaluate and advance our current property portfolio;

•	substantially increase exploration efforts with a focus on gold and silver targets in southern Argentina and elsewhere;

•	continue efforts to seek out and evaluate acquisition and growth opportunities in Argentina;

•
advance the San José project to production by completing construction of infrastructure, mine, and processing facility following the March 15, 2006 provincial approval of the permit to build an operating mine on the site, and;

•	complete bank project financing to complete the mine with a debt facility.

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

Seasonality

Most of our projects are in generally arid climates which experience four seasons. The exploration season is short in areas of higher elevation due to winter snow conditions. Low elevation areas can be worked year-round. Winter months can present muddy travel conditions on primitive roads.

Recent U.S. Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The adoption of revised SFAS No. 154 is not expected to have a material effect on our consolidated financial statements.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of revised FIN 47 is not expected to have a material effect on our consolidated financial statements.

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of revised SFAS No. 153 is not expected to have a material effect on our consolidated financial statements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued (“SFAS”) No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that do not file as a small business issuer, SFAS No. 123(R) is effective for the first annual reporting period beginning after December 15, 2005.

We are assessing the effect on the consolidated financial statements as a result of implementation of these new U.S. standards.

Subsequent Events

Through March 11, 2006, we issued 410,000 shares for the exercise of stock options and 6,097,742 common shares for the exercise of purchase warrants for net proceeds of $3,297,223.

In February of 2006, the shareholders of Minera Andes voted by a margin of 97% to approve the Corporation’s previously announced private placement with Mr. Robert McEwen. As part of their approval and to facilitate Rob McEwen’s investment in Minera Andes, shareholders voted in favor of redeeming the rights under the Corporation’s shareholder rights plan and of repealing the shareholder rights plan.

At the Special Meeting of the Common Shareholders, 37,947,501 shares were voted, of which 36,863,661 shares voted for approval of the matters put to shareholders. The shares voted represent 35% of the issued and outstanding shares of the Corporation.

On March 8, 2006, we completed a second private placement with Mr. McEwen and sold 13,156,689 shares at a price of Cdn$0.35 per unit for gross proceeds of Cdn$4,604,841 (US$3,970,703). Each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.55 per share at any time prior to the earlier of: a) the date which is the 15th trading day after receiving notice from Minera Andes that the weighted average price of the common shares on the TSX Venture Exchange has been equal to or greater than C$1.00 for a period of 20 consecutive trading days commencing 120 days after the date of issuance of the warrants, and b) March 8, 2008.

The agents received a cash commission of 5% of the gross proceeds of the financing and 322,339 broker warrants, equal to 2.45% of the aggregate number of units sold. Each broker warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.55 per common share at any time prior to the earlier of: a) the date which is the 15th trading day after receiving notice from Minera Andes that the weighted average price of the common shares on the TSX Venture Exchange has been equal to or greater than C$1.00 for a period of 20 consecutive trading days commencing 120 days after the date of issuance of the warrants, and b) March 8, 2008. All securities issued in the private placement are subject to a four-month hold period expiring on July 9, 2006

Proceeds from the private placement will be used for further development and exploration of the advanced-stage, high-grade San José silver/gold project in southern Argentina, general corporate purposes, and exploration at the Los Azules copper discovery in west central Argentina, in accordance with Minera Andes’ announced letter of intent with Xstrata Copper Americas.

The Environmental Impact Assessment (EIA) for the San José project was submitted to the province in November of 2005 by Minera Santa Cruz (MSC), the joint venture corporation co-owned by Minera Andes (49%) and Mauricio Hochschild & Cia. Ltda. (51%). The EIA has been designed to fulfill the legal requirements in Argentina and also to comply with the procedures of evaluation widely accepted internationally (for example the World Bank and the International Finance Corporation guidelines and the Equator Principles) regarding environment and social protection measures. In addition, the EIA has been structured according to the national mining code. In March of 2006, the EIA, the primary document for permitting the San José silver/gold project, was approved by the province of Santa Cruz, Argentina. This approval allows us to construct the infrastructure, mine, and processing facilities.

Other MD&A Requirements

The Management Discussion & Analysis should be read in conjunction with the Corporation's audited financials for the year ended December 31, 2005 included in this report.

Outstanding Share Data (as at March 31, 2006):

Class and Series of Security	Number Outstanding	Expiry Date of Convertible Securities	Relevant Terms
Common shares	109,992,637
Stock options	6,670,000 (vested)	Various (June 27, 2007 to March 21, 2013)	Exercisable for one common share each at Cdn$0.31 to Cdn$0.61
Purchase warrants	34,855,505	Various (December 14, 2006 to March 22, 2010)	Exercisable for one common share each at Cdn$0.50 to Cdn$0.91
Broker warrants	1,650,293	Various (March 22, 2007 to December 20, 2007)	Exercisable for one common share each at Cdn$0.55 to Cdn$0.70

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors

.

ITEM 7.	FINANCIAL STATEMENTS

	Index to Consolidated Financial Statements	Page

	Report of Independent Registered Public Accounting Firm	48

	Comments by the Auditors for U.S. Readers on Canada - U.S. Reporting Differences	49

	Consolidated Balance Sheets at December 31, 2005 and 2004	50

	Consolidated Statements of Operations and Accumulated Deficit
	for the years ended December 31, 2005 and 2004 and for the
	period from July 1, 1994 (inception) through December 31, 2005	51

	Consolidated Statements of Mineral Properties and Deferred Exploration
	Costs for the years ended December 31, 2005 and 2004 and for the
	period from July 1, 1994 (inception) through December 31, 2005	52

	Consolidated Statements of Cash Flows for the years ended
	December 31, 2005 and 2004 and for the period from July 1, 1994
	(inception) through December 31, 2005	53

	Notes to Consolidated Financial Statements	55

                Report of Independent Registered Public Accounting Firm

To the Shareholders of Minera Andes Inc.:

We have audited the consolidated balance sheets of Minera Andes Inc. (an exploration stage corporation) as at December 31, 2005 and 2004 and the consolidated statements of operations and accumulated deficit, mineral properties and deferred exploration costs and cash flows for the years then ended. We have also audited the consolidated statements of operations and accumulated deficit, mineral properties and deferred exploration costs and cash flows for the period from July 1, 1994 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Minera Andes Inc. (an exploration stage corporation) as at December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended and for the period from July 1, 1994 (inception) through December 31, 2005 in accordance with Canadian generally accepted accounting principles.

/s/ BDO Dunwoody LLP
Chartered Accountants
Vancouver, B.C. Canada
March 11, 2006

    Comments by the Auditors for U.S. Readers on Canada - U.S. Reporting Differences

Public Company Accounting Oversight Board (United States) reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern such as those described in Note 1 of the consolidated financial statements. Public Company Accounting Oversight Board (United States) reporting standards also require the addition of an explanatory paragraph (following the opinion paragraph) when changes in accounting policies, such as those involving 2004 stock-based compensation and 2004 asset retirement obligations described in Note 2 of the consolidated financial statements, have a material effect on the consolidated financial statements. Furthermore, the standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph when financial statements disclosures are restated, such as those described in Note 12(c), which have a material effect on the financial statements. Our report to the shareholders dated March 11, 2006, is expressed in accordance with Canadian reporting standards, which do not permit a reference to such conditions and events in the auditors’ report when these are adequately disclosed in the financial statements.

/s/ BDO Dunwoody LLP
Chartered Accountants
Vancouver, B.C. Canada
March 11, 2006

                                                MINERA ANDES INC.
                                             “An Exploration Stage Corporation”
                                                          CONSOLIDATED BALANCE SHEETS
                               (U.S. Dollars)

	December 31, 2005	December 31, 2004
ASSETS
Current:
Cash and cash equivalents (Note 3)	$3,314,559	$1,726,820
Receivables and prepaid expenses	95,777	111,570
Total current assets	3,410,336	1,838,390
Mineral properties and deferred exploration costs (Note 4)	4,470,174	2,827,655
Investment (Note 4 (b))	17,505,938	7,345,840
Equipment, net (Note 5)	66,378	97,655
Total assets	$25,452,826	$12,109,540
LIABILITIES
Current:
Accounts payable and accruals	$259,806	$257,268
Bank loan interest payable	84,064	3,913
Bank loan (Note 6)	3,628,635	653,800
Total liabilities	3,972,505	914,981
Commitments and contingencies (Notes 1, 4 and 8)
SHAREHOLDERS’ EQUITY
Share capital (Note 7):
Preferred shares, no par value, unlimited number authorized, none issued
Common shares, no par value, unlimited number authorized
Issued December 31, 2005—108,484,137 shares Issued December 31, 2004—71,586,806 shares	41,679,110	28,711,334
Contributed capital - stock option compensation (Notes 2 and 7)	2,736,570	1,663,677
Accumulated deficit	(22,935,359)	(19,180,452)
Total shareholders’ equity	21,480,321	11,194,559
Total liabilities and shareholders’ equity	$25,452,826	$12,109,540

Approved by the Board of Directors:

/s/ Allen V. Ambrose	/s/ Bonnie L. Kuhn
Allen V. Ambrose, Director	Bonnie L. Kuhn, Director

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(U.S. Dollars)

			Period from
	Year Ended		July 1, 1994
			(inception)
			through
	December 31, 2005	December 31, 2004	December 31, 2005
Consulting fees (Note 7 (c))	$595,752	$527,838	$2,561,976
Depreciation	10,393	13,347	87,890
Equipment rental	--	--	21,522
Foreign exchange (gain) loss	82,245	(260,549)	178,928
Insurance	69,813	69,180	391,884
Legal, audit and accounting fees	267,225	235,973	1,778,430
Materials, supplies and maintenance	--	--	49,260
Office overhead and administration fees	308,037	526,279	2,696,781
Telephone	36,089	22,856	452,923
Transfer agent	22,178	9,077	138,934
Travel	87,667	65,191	546,494
Wages and benefits (Note 7 (c))	858,969	508,943	2,915,986
Write-off of deferred exploration costs (Note 4 (e))	--	--	8,540,235
Total expenses	2,338,368	1,718,135	20,361,243
Gain on sale of equipment	--	(7,742)	(112,330)
Gain on sale of mineral property (Note 4(c))	--	--	(898,241)
Loss on investment (Note 4 (b))	1,354,397	420,349	1,774,746
Interest income	(58,705)	(71,837)	(599,108)
Net loss for the period	3,634,060	2,058,905	20,526,310
Accumulated deficit, beginning of the period, as previously reported	19,180,452	16,356,398	--
Adjustment for change in accounting for stock-based compensation (Note 2 (l))	--	678,569	678,569
	22,814,512	19,093,872	21,204,879
Adjustment on acquisition of royalty interest	--	--	500,000
Share issue costs	120,847	86,580	1,213,265
Deficiency on acquisition of subsidiary	--	--	17,215
Accumulated deficit, end of the period	$22,935,359	$19,180,452	$22,935,359
Basic and diluted loss per common share	$0.04	$0.03
Weighted average shares outstanding	87,056,150	68,393,266

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES
AND DEFERRED EXPLORATION COSTS
(U.S. Dollars)

			Period from
			July 1, 1994
	Year Ended		(inception)
			through
			December 31,
	December 31, 2005	December 31, 2004	2005
Administration fees	$--	$--	$392,837
Assays and analytical	99,224	112,871	1,157,041
Construction and trenching	7,932	2,661	534,283
Consulting fees	149,156	109,779	1,321,949
Depreciation	25,167	26,442	222,234
Drilling	396,110	264,450	1,589,393
Equipment rental	84,303	176,025	505,252
Geology	317,653	729,427	4,066,988
Geophysics	65,058	--	374,960
Insurance	1,853	--	257,412
Legal	88,985	47,659	830,472
Maintenance	6,740	18,097	187,954
Materials and supplies	41,667	39,089	516,940
Project overhead	53,877	64,503	439,535
Property and mineral rights	41,484	88,762	1,454,083
Telephone	25,903	22,697	134,919
Travel	106,677	93,950	1,320,691
Wages and benefits	130,730	115,944	1,427,208
Costs incurred during the period	1,642,519	1,912,356	16,734,151
Deferred costs, beginning of the period	2,827,655	915,299	--
Deferred costs, acquired	--	--	576,139
Deferred costs, contributed to MSC	--	--	(2,320,980)
Deferred costs written off	--	--	(8,540,235)
Mineral property option proceeds, net	--	--	(1,978,901)
Deferred costs, end of the period	$4,470,174	$2,827,655	$4,470,174

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars)

	Year Ended		Period from
			July 1, 1994
			(inception)
			through
	December 31, 2005	December 31, 2004	December 31, 2005

Operating Activities:
Net loss for the period	$(3,634,060)	$(2,058,905)	$(20,526,310)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Write-off of incorporation costs	--	--	665
Write-off of deferred exploration costs	--	--	8,540,235
Loss on investment	1,354,397	420,349	1,774,746
Depreciation	10,393	13,347	87,890
Stock option compensation	809,093	478,020	1,448,001
Gain on sale of equipment	--	(7,742)	(112,330)
Gain on sale of mineral properties	--	--	(898,241)
Change in:
Receivables and prepaid expenses	15,793	116,553	(95,777)
Accounts payable and accruals	2,538	160,628	259,806
Due to related parties	--	(30,531)	--
Cash used in operating activities	(1,441,846)	(904,368)	(9,521,315)
Investing Activities:
Incorporation costs	--	--	(665)
Purchase of equipment	(4,283)	(55,689)	(305,612)
Proceeds from sale of equipment	--	14,225	14,225
Proceeds from sale of property	--	--	898,241
Mineral properties and deferred exploration	(1,617,352)	(1,885,914)	(16,511,917)
Investment	(11,595,709)	(4,103,062)	(17,437,005)
Proceeds from sale of subsidiaries	--	--	9,398
Acquisition of royalty interest	--	--	(500,000)
Mineral property option proceeds	400,000	400,000	2,778,901
Cash used in investing activities	(12,817,344)	(5,630,440)	(31,054,434)

MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                                                     (U.S. Dollars)

			Period from July 1, 1994 (inception) through December 31, 2005

	Year Ended

	December 31, 2005	December 31, 2004

Financing Activities:
Shares and subscriptions issued for cash, less issue costs	12,846,929	5,027,286	39,890,308
Bank loan proceeds received	3,000,000	1,000,000	4,000,000
Cash provided by financing activities	15,846,929	6,027,286	43,890,308
Increase (decrease) in cash and cash equivalents	1,587,739	(507,522)	3,314,559
Cash and cash equivalents, beginning of period	1,726,820	2,234,342	--
Cash and cash equivalents, end of period	$3,314,559	$1,726,820	$3,314,559
Supplemental disclosure cash flow information:

Interest paid	$84,344	$--	$84,344
Non-cash investing and financing activities and other information:
Stock option compensation (Note 7)	$809,093	$478,020	$1,448,001
Capitalized interest (Note 6)	$164,495	$3,913	$168,408
Capitalized accreted interest expense (Note 6)	$238,635	$-	$238,635
Depreciation capitalized to mineral properties	$25,167	$26,442	$51,609
Adjustment for change in accounting for stock-based compensation (Note 2 (l))	$--	$--	$678,569
Deferred costs, acquired	$--	$--	$576,139
Deferred costs, contributed to MSC (Note 4 (b))	$--	$--	$2,320,980
Shares issued for acquisition	$--	$--	$575,537

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)

1.	NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

We are in the business of acquiring, exploring and evaluating mineral properties, and either entering into joint ventures, developing these properties further, or disposing of them when the evaluation is completed. At December 31, 2005, we were in the exploration stage and had interests in properties in three provinces in the Republic of Argentina.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability to obtain necessary financing to complete our development, and the future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using Canadian generally accepted accounting principles applicable to a going concern. The use of such principles may not be appropriate because, as of December 31, 2005, there was significant doubt that we would be able to continue as a going concern.

At December 31, 2005, we had an accumulated deficit of approximately $23 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, we have financed our activities through the issuance of equity securities, debt financing, and joint venture arrangements. We expect to use similar financing techniques in the future and are actively pursuing such additional sources of financing (see Note 13).

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

a. Consolidation/Reporting
These consolidated financial statements include the accounts of Minera Andes Inc., an Alberta Corporation, and all its wholly-owned subsidiaries including its principal subsidiaries, Minera Andes S.A. (“MASA”) and Minera Andes (USA) Inc. (“MUSA”) as well as other non-significant subsidiaries. Our investment in Minera Santa Cruz S.A. (“MSC”), an Argentine corporation, is accounted for by the equity method, whereby the Company records its investment and its 49% share of the income and expense of MSC. All significant intercompany transactions and balances have been eliminated from the consolidated financial statements.

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

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES - continued

c.    Cash and Cash Equivalents
We consider cash and cash equivalents to include amounts held in banks and highly liquid investments with remaining maturities at point of purchase of three months or less. We place our cash and cash equivalents with institutions of high credit worthiness. At times, such investments may be in excess of federal insurance limits.

d.	Mineral Properties and Deferred Exploration Costs
Mineral properties consist of exploration and mining concessions, options and contracts. Acquisition and leasehold costs and exploration costs are capitalized and deferred until such time as the property is put into production or the properties are disposed of either through sale or abandonment. If put into production, the costs of acquisition and exploration will be depreciated over the life of the property, based on estimated economic reserves. Proceeds received from the sale of any interest in a property will first be credited against the carrying value of the property, with any excess included in operations for the period. Where the Company enters into an option agreement for the acquisition of an interest in mining properties which provides for periodic payments, such amounts are payable entirely at the Company’s option. If a property is abandoned, the property and deferred exploration costs will be written off to operations. On a quarterly basis, we evaluate the future recoverability of our mineral properties and deferred exploration costs.

e.     Investment
Investments, over which we exert significant influence, are accounted for using the equity method. Under this method, our share of the earnings and losses is included in operations and our investment therein is adjusted by a like amount. Where in management’s opinion there has been a loss in value that is other than a temporary decline, the carrying value is reduced to estimated realizable value.

f.        Equipment and Depreciation
Equipment is recorded at cost, and depreciation is provided on a declining - balance basis over their estimated useful lives of up to five years to a residual value of 10%.

g.	Share Issue Costs

Commissions paid to underwriters and agents on the issuance of our shares are charged directly to share capital. Other share issue costs, such as legal, accounting, auditing and printing costs, are charged to accumulated deficit.

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
Basic loss per share is calculated by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding for the year.

For the years ended December 31, 2005 and 2004, potentially dilutive common shares (relating to options and warrants outstanding at year end) totaling 43,175,798 (2004 - 25,031,259) were not included in the computation of loss per share because their effect was anti-dilutive.

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES - continued

j.	Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates based on information available at the time, and assumptions that affect the reported amount of assets, particularly the recoverability of mineral properties and deferred exploration expenses, and the recording of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from management’s best estimates.

k.	Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, receivables, accounts payable and accruals, and bank loan interest payable approximate their fair values due to the short term nature of the instruments. The fair value of the Company’s investment in MSC, a private company, was not practical to determine. Unless otherwise noted, it is management’s opinion that we are not exposed to significant foreign currency or other risks arising from these financial instruments.

l.	Stock Based Compensation
Effective January 1, 2004 we adopted on a retroactive basis without restatement, the new recommendations of CICA Handbook Section 3870, “Stock-Based Compensation and Other Stock-Based Payments”, which requires companies to adopt the fair value method for all stock-based awards granted on or after January 1, 2002. Previously we used the intrinsic value method of accounting for stock options granted to employees and directors (for services rendered as a director) whereby we were only required to disclose the pro forma effect of stock options granted to the above noted parties in the notes to the financial statements. The effect of this change in accounting policy was to increase the accumulated deficit at January 1, 2004 by $678,569 with a corresponding increase to contributed surplus.

m. Asset Retirement Obligations
Effective January 1, 2004, we adopted CICA 3110, “Asset Retirement Obligations” which requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurred a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The obligation is measured initially at fair value using present value methodology, and the resulting costs are capitalized into the carrying amount of the related asset. In subsequent periods, the liability will be adjusted for any changes in the amount or timing of the underlying future cash flows. Capitalized asset retirement costs are depreciated on the same basis as the related asset and the discounted accretion of the liability is included in determining the results of operations.

There is no material impact on the consolidated financial statements resulting from the adoption of CICA 3110 in the current or prior periods presented.

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents are comprised of the following:

                                                                                                                    2005          2004
Cash on hand- US dollar denominated bank accounts                $3,153,259                   $1,704,662

Cash on hand- Canadian dollar denominated bank account                                           163, 116                          87,784

(Overdaft)- Argentina Peso denominated bank account                    (1,816)                         (65,626)
                             $ 3,314,559                     $ 1,726,820

4. MINERAL PROPERTIES, DEFERRED EXPLORATION COSTS AND INVESTMENTS

At December 31, 2005, we, through our subsidiaries and investment, hold interests in a total of approximately 439,804 acres (177,986 hectares) of mineral rights and mining lands in three Argentine provinces. Under our present acquisition and exploration programs, we are continually acquiring additional mineral property interests and exploring and evaluating our properties. If, after evaluation, a property does not meet our requirements, then the property and deferred exploration costs are written off to operations. All properties in Argentina are subject to a royalty agreement as disclosed in Note 8. Mineral property costs and deferred exploration costs, net of mineral property option proceeds, are as follows:

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)

4. MINERAL PROPERTIES, DEFERRED EXPLORATION COSTS AND INVESTMENTS - continued

2005 COSTS BY PROPERTY

Description	San Juan Cateos	Santa Cruz Cateos	Chubut Cateos	General Exploration	Total
Balance, beginning of year	$1,065,399	$1,582,043	$180,213	$--	$2,827,655
Assays and analytical	--	99,224	--	--	99,224
Construction and trenching	--	7,932	--	--	7,932
Consulting fees	2,874	46,849	12,605	86,828	149,156
Depreciation	--	--	--	25,167	25,167
Drilling	--	396,110	--	--	396,110
Equipment Rental	--	84,303	--	--	84,303
Geology	2,910	226,358	6,345	82,040	317,653
Geophysics	--	65,058	--	--	65,058
Insurance	--	--	--	1,853	1,853
Legal	--	--	--	88,985	88,985
Maintenance	--	5,429	--	1,311	6,740
Materials and supplies	51	32,331	536	8,749	41,667
Project overhead	111	3,013	1,688	49,065	53,877
Property and mineral rights	12,103	27,622	1,759	--	41,484
Telephone	3	15,970	12	9,918	25,903
Travel	193	54,029	259	52,196	106,677
Wages and benefits	9,214	17,388	--	104,128	130,730
Overhead allocation	56,428	435,843	17,969	(510,240)	--
Balance, end of year	$1,149,286	$3,099,502	$221,386	$--	$4,470,174

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)

4. MINERAL PROPERTIES, DEFERRED EXPLORATION COSTS AND INVESTMENTS - continued

2004 COSTS BY PROPERTY

Description	San Juan Cateos	Santa Cruz Cateos	Chubut Cateos	General Exploration	Total
Balance, beginning of year	$378,806	$393,886	$142,607	$--	$915,299
Assays and analytical	31,093	81,331	--	447	112,871
Construction and trenching	2,491	170	--	--	2,661
Consulting fees	7,067	35,012	10,182	57,518	109,779
Depreciation	--	--	--	26,442	26,442
Drilling	263,469	645	--	336	264,450
Equipment Rental	132,688	43,337	--	--	176,025
Geology	164,738	539,224	2,529	22,936	729,427
Legal	--	220	--	47,439	47,659
Maintenance	3	15,217	--	2,877	18,097
Materials and supplies	2,537	28,192	244	8,116	39,089
Project overhead	5,153	9,399	562	49,389	64,503
Property and mineral rights	10,660	60,770	17,301	31	88,762
Telephone	2,844	10,158	20	9,675	22,697
Travel	7,965	54,006	495	31,484	93,950
Wages and benefits	12,463	26,618	--	76,863	115,944
Overhead allocation	43,422	283,858	6,273	(333,553)	--
Balance, end of year	$1,065,399	$1,582,043	$180,213	$--	$2,827,655

a. San Juan Project
The San Juan Province project comprises five properties totaling 24,318 hectares (“ha”) (2004 - 20,900 ha) in southwestern San Juan province. At present, these lands are not subject to a royalty; however, the government of San Juan has not waived its rights to retain up to a 3% "mouth of mine" royalty from production. Land holding costs for 2006 are estimated at $1,616.

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)

4.  MINERAL PROPERTIES, DEFERRED EXPLORATION COSTS AND INVESTMENTS -continued

Expenditures in 2004 largely relate to land maintenance and an exploration program at the Los Azules project, while expenditures for 2005 were primarily for land maintenance. In November, 2005, we signed a letter of intent over the Los Azules porphyry copper project with Xstrata Copper (“Xstrata”). Xstrata and Minera Andes own separate, adjoining properties that straddle a large copper porphyry system. The letter of intent consolidates these properties and gives us a right to earn a 100 percent interest in Xstrata’s property by spending at least US$1.0 million on the property over the next four years, making payments to keep the property in good standing and producing a preliminary economic assessment (to NI 43-101 standards). If the preliminary assessment shows the project to be potentially economically viable and can be expected to produce 100,000 tonnes of copper per year for 10 years then Xstrata Copper will have a one time back-in right to earn a 51 percent interest in the combined properties by making a cash payment to Minera Andes of three times its expenditures on the property, completing a bankable feasibility study within five years and assuming underlying property commitments. In the event that the preliminary assessment does not meet the size criterion contemplated above, Xstrata Copper would retain a first right of refusal on any subsequent sale of the property.

b.	San José Project (Investment in MSC)
The investment in Minera Santa Cruz S.A. is comprised of the following:
                                                                                                                                                                                                                                                             _______________

	2005	2004
Investment in MSC, beginning of year	$7,345,840	$4,063,127
Plus:
Deferred costs incurred	595,495	196,993
Advances during the year	11,319,000	3,906,069
Option agreement proceeds	(400,000)	(400,000)
Loss from equity investment	(1,354,397)	(420,349)
	$17,505,938	$7,345,840
                                                                                                                                                                                                                                                             ________________

The San José project area is made up of one cateo and 46 manifestations of discovery totaling 40,499 ha. The cateos are located in the western half of the province of Santa Cruz. All of the cateos are controlled 100% by Minera Santa Cruz S.A. (“MSC”), a holding and operating company set up under the terms of an agreement with Mauricio Hoschschild & Cia. Ltda. (“MHC”). Any production from these lands may be subject to a provincial royalty. Holding costs for 2006 are estimated to be $3,100.

In October of 2000, following completion of a 30-day due diligence period under a memorandum of understanding, MHC exercised an option to enter into a joint venture (“JV”) on the project.

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)

4.	MINERAL PROPERTIES, DEFERRED EXPLORATION COSTS AND INVESTMENTS - continued

On March 15, 2001, we signed an option and joint venture agreement with MHC for the exploration and possible development of Minera Andes’ epithermal gold-silver exploration land package at El Pluma/Cerro Saavedra (now referred to as San José), including Huevos Verdes.

Under the agreement, in July 2003 MHC earned a 51% ownership in the JV by spending a total of $3 million, including a minimum of $100,000 per year on exploration targets within the JV, other than Huevos Verdes, the most advanced prospect. In addition, MHC was to make semiannual payments totaling $400,000 per year until pilot plant production is achieved. In September 2004, an amendment to the agreement stated such payments should be made until a positive feasibility study for the development of a mine on the property is obtained by MSC and the board of MSC takes a decision to construct the mine. To date, MHC has made all required payments. During 2005 a positive feasibility study was completed such that the semiannual payments totaling $400,000 per year are no longer payable by MHC.

Following MHC’s vesting at 51% ownership; Minera Andes opted to participate in the development of the project on a pro-rata basis.

In the fourth quarter of 2003, we notified MHC of our intent to subscribe for additional equity in MSC, so as to maintain a 49% interest. We made payments of $11.3 million and $3.9 million in 2005 and 2004, respectively, to fund our 49% interest in the project. As a result of the fact that we do not control the JV, we are accounting for this investment under the equity method.

Expenditures in 2004 and 2005 consisted of drilling, detailed topographic surveys, detailed mapping and sampling. Development work included completion of the shafts and additional work related to pre-feasibility and feasibility studies. In October 2005, MSC completed a positive feasibility study for the development of a mine on the property and in December 2005, the board of MSC made a decision to construct the mine subject to receiving all necessary permits and government approvals.

Subsequent to December 31, 2005, we made payments of $4.4 million to fund our 49% interest in the San José project.

c. Chubut Projects
We hold 13 (2004 - 20) manifestations of discovery in the Precordilleran region of Chubut, totaling 10,380 hectares. In August 2000, we signed an agreement with Brancote Holdings PLC subsidiaries to purchase two of our Chubut gold exploration properties. The agreements covered the Willimanco, Leleque and Leon properties. All required payments pursuant to the agreements had been received by December 31, 2001 and in November 2002, we negotiated a buy-out of these Chubut properties with Meridian Gold Inc. (surviving entity of Brancote Holdings PLC merger) for $204,000 (Argentina Peso$720,000) and $56,700 (Argentina Peso$200,000), resulting in a gain of $898,241.

Expenditures in 2005 relate primarily to land maintenance costs. Expenditures in 2004 relate to a reconnaissance exploration program on lands acquired in 2002. Land holding costs for 2006 are estimated at $1,300.

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)

4. MINERAL PROPERTIES, DEFERRED EXPLORATION COSTS AND INVESTMENTS - continued

d.	Santa Cruz Projects
We currently control 15 (2004 - 20) cateos and 40 (2004 - 57) manifestations of discovery totaling 102,789 (2004 - 122,263) ha in the Santa Cruz province. Land holding costs for 2006 are estimated at $3,819. We have been actively exploring in the region since 1997. The properties have been acquired on the basis of geologic and geochemical reconnaissance. Expenditures in 2005 relate to land acquisition and reconnaissance geologic surveys on the acquired properties. Geologic evaluation of these targets is ongoing.

e. Write-Off of Mineral Property and Deferred Exploration Costs
Having completed an impairment review, we did not write-off any mineral property and deferred exploration costs in 2005 (2004 - nil).

5.	EQUIPMENT

	December 31, 2005			December 31, 2004
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Field Equipment	$96,049	$55,235	$40,814	$96,049	$34,186	$61,863
Office Equipment	81,627	56,063	25,564	77,343	41,551	35,792
Total	$177,676	$111,298	$66,378	$173,392	$75,737	$97,655

6.	BANK LOAN

In December 2004, we secured a two-year loan facility of up to $4 million from Macquarie Bank Limited (“Macquarie”). All amounts advanced are due in December 2006. This facility has been provided in two tranches to fund our 49% portion of the costs of completing a bankable feasibility study and related development work for the San José/Huevos Verdes gold/silver project in Argentina.

The commercial terms of the loan include a facility fee of 1.5% of the principal amount of each tranche at the time of the advance and interest of LIBOR plus 2% per year, currently totaling approximately 6.5% per year. In addition, as further explained below, we issued share purchase warrants for each tranch. The warrants exercise price was calculated at a 20 percent premium to the volume weighted average of our common stock determined from the ten business days prior to acceptance of the loan facility. Each warrant is exercisable for two years. The loan is collateralized by our interest in Minera Andes S.A., our 49% interest in MSC, and personal property.

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)

6.	BANK LOAN - continued

We received $1,000,000 of the first tranche in December 2004 and the remaining $1,000,000 of the first tranche in February 2005. In connection with the first tranche, we issued share purchase warrants to acquire 2,738,700 of our common stock at an exercise price of Cdn $0.91 per share (Note 7 (d)). The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield - Nil; risk free interest rate - 3.53%; expected volatility of 62% and an expected life of 24 months. The difference between the allocated fair value and the face value of the debt of $346,200 was initially recorded as a debt discount with a corresponding entry to contributed surplus. The debt discount is being accreted to interest expense over the term of the debt using the effective interest rate method. No amount of the discount was accreted in 2004 since the debt agreement only became effective in December 2004. The accretion of the debt discount began in January 2005.

In July 2005, we received the second tranche of $2,000,000. For the second tranche, we issued share purchase warrants to acquire 3,987,742 of our Common Shares at an exercise price of Cdn$0.62 per share. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield - Nil; risk free interest rate - 3.99%; expected volatility of 55.8% and an expected life of 24 months. The difference between the allocated fair value and the face value of the debt of $263,800 was initially recorded as a debt discount with a corresponding entry to contributed capital.

The debt discount is being accreted and capitalized to our investment in MSC (Note 4) over the term of the debt using the effective interest rate method. For the year ended December 31, 2005, $238,635 of debt discount was accreted.

The bank loan and debt discount are summarized as follows:

	Face Amount	Discount	Carrying Value
Bank loan, initial tranche, being the balance at January 1, 2005	$1,000,000	$346,200	$653,800
Remainder of first tranche received	1,000,000	--	1,000,000
Second tranche received	2,000,000	263,800	1,736,200
Accretion of debt discount	--	(238,635)	238,635
Bank loan, initial and second tranche, being the balance at December 31, 2005	$4,000,000	$371,635	$3,628,635

As at December 31, 2005, interest expense incurred of $164,495 (2004 -$3,913), and accreted interest expense related to the debt discount of $238,635 were capitalized to the Investment in MSC (Note 4 (b)).

In March 2006, Macquarie exercised its warrants from the second tranche to acquire 3,987,742 of our Common Shares at an exercise price of Cdn $0.62 per share for proceeds of Cdn$2,472,400 (US$ 2,060,333). We used part of the proceeds to repay principal and interest outstanding in the amount of $2,000,000 and $18,926, respectively, related to the second tranche.

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)
7.	SHARE CAPITAL

a. Authorized
We have authorized capital of an unlimited number of Common Shares, with no par value, and an unlimited number of preferred shares, with no par value.

b.	Issued, Allotted and/or Subscribed:

	Number of Shares	Amount
Common shares issued:
Issued for cash on incorporation	1	$1
Issued for acquisition of subsidiaries	4,000,000	575,537
Subscriptions received for private placement	--	57,069
Balance, December 31, 1994	4,000,001	632,607
Issued for cash (Cdn$0.10 each)	1,000,000	70,850
Issued for cash (Cdn$0.40 each)	2,345,094	669,058
Issued for cash (Cdn$1.00 each)	3,031,000	2,237,071
Issued for finder’s fee	150,000	--
Issued for services	168,000	--
Issued for subsidiary	336,815	--
Subscriptions applied	--	(57,069)
Balance, December 31, 1995	11,030,910	3,552,517
Issued for cash (Cdn$1.50 each)	1,433,333	1,535,553
Issued for broker special warrants	90,400	--
Issued for cash (Cdn$3.42 each)	877,194	2,174,388
Issued to N.A. Degerstrom, Inc.:
For cash (Cdn$1.44 each)	500,000	514,608
For cash on exercise of warrants (Cdn$1.75 each)	500,000	625,392
Issued for cash on exercise of warrants (Cdn$1.80 each)	67,500	89,220
Subscriptions received for private placement	--	4,873,336

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)
7.	SHARE CAPITAL - continued

Balance, December 31, 1996	14,499,337	13,365,014
Issued for cash on exercise of warrants (Cdn$1.80 each)	1,271,233	1,689,102
Issued for cash (private placement-Cdn$2.10 each)	3,370,481	4,873,336
Subscriptions applied	--	(4,873,336)
Issued for cash on exercise of options (Cdn$1.44 each)	75,000	78,146
Balance, December 31, 1997	19,216,051	15,132,262
Issued for cash on exercise of warrants (Cdn$1.60 each)	720,383	806,136
Issued for cash on exercise of options (Cdn$1.15 each)	15,000	11,936
Issued for cash on exercise of warrants (Cdn$1.53 each)	438,597	464,332
Balance, December 31, 1998	20,390,031	16,414,666
Issued for cash (by prospectus Cdn$0.25 each)	3,214,540	545,874
Issued for broker’s fees	128,582	--
Balance, December 31, 1999	23,733,153	16,960,540
Issued for cash (by prospectus Cdn$0.25 each)	5,985,460	1,032,973
Issued for broker’s fees	191,418	--
Issued for cash on exercise of options (Cdn$0.55 each)	90,000	34,109
Subscriptions received for private placement	--	162,242
Balance, December 31, 2000	30,000,031	18,189,864
Issued for cash on exercise of options (Cdn$0.25 each)	46,000	7,558
Balance, December 31, 2001	30,046,031	18,197,422
Issued for cash on exercise of options (Cdn$0.16 each)	91,500	9,449
Issued for cash (private placement Cdn$0.15 each)	4,416,667	402,224
Issued for exercise of special warrants	1,175,000	--
Issued for cash on exercise of warrants (Cdn$0.25 each)	1,175,000	186,923
Balance, December 31, 2002	36,904,198	18,796,018

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)
7.	SHARE CAPITAL - continued

Issued for cash on exercise of options	345,000	66,696
Issued for cash on exercise of warrants	50,000	11,287
Issued for cash on exercise of broker warrants	441,667	48,677
Issued for cash (private placement Cdn$0.30 each)	22,000,000	4,674,790
Balance, December 31, 2003	59,740,865	23,597,468
Issued for cash on exercise of options	330,000	78,400
Issued for cash on exercise of warrants	648,375	250,401
Issued for cash on exercise of broker warrants	867,566	239,610
Issued for cash (private placement Cdn$0.65 each)	10,000,000	4,545,455
Balance, December 31, 2004	71,586,806	28,711,334
Issued for cash on exercise of options	253,500	34,055
Issued for cash on exercise of warrants	22,500	9,230
Issued for cash on exercise of broker warrants	901,175	258,480
Issued for cash (private placement Cdn$0.55 each)	18,180,450	7,683,453
Issued for cash (private placement Cdn$0.35 each)	2,004,685	600,000
Issued for finder’s fee (private placement Cdn$0.35)	120,281	--
Issued for cash (Dec05 private placement Cdn$0.35 each)	15,414,740	4,382,558
Balance, December 31, 2005	108,484,137	$41,679,110

i.
On March 12, 2004, we sold 10,000,000 units to accredited investors at a price of Cdn$0.65 per unit for net of commission proceeds of Cdn$5,929,908 (US$4,545,455). Each unit consisted of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.80 per share for a period of 18 months from the closing date. The issued securities were subject to a four-month hold period.

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)
7.	SHARE CAPITAL - continued

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

ii.
During 2004, we issued 330,000 shares for the exercise of stock options; 648,375 shares for the exercise of 1,296,750 purchase warrants and 867,566 shares for the exercise of broker warrants for net proceeds of $568,411.

iii.
On March 22, 2005, we sold 18,180,450 units to accredited investors at a price of Cdn$0.55 per unit for net of commission proceeds of Cdn$9,299,300 (US$7,683,453). Each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.70 per share for a period of 5 years from the closing date.

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

iv.
On November 28, 2005, we sold 2,004,685 units to accredited investors at a price of Cdn$0.35 per unit for net of commission proceeds of Cdn$701,640 (US$600,000). Each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.55 per share for a period of 2 years from the closing date. Finder’s fees of 6 percent were paid and the company issued 120,281 in shares in connection with this financing. A total of 2,004,685 common shares were issued pursuant to the private placement, and 1,002,343 common shares are reserved for issuance on exercise of the warrants.

v.
On December 20, 2005, we sold 15,414,740 units to Robert McEwen at a price of Cdn$0.35 per unit for net of commission proceeds of Cdn$5,125,401 (US$4,382,558). Each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.55 per share at any time prior to the earlier of: a) the date which is the 15th trading day after receiving notice from Minera Andes that the weighted average price of the common shares on the TSX Venture Exchange has been equal to or greater than C$1.00 for a period of 20 consecutive trading days commencing 120 days after the date of issuance of the warrants, and b) December 20, 2007.

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)
7.	SHARE CAPITAL - continued

The agents received a cash commission of 5% of the gross proceeds of the financing and 377,661 broker warrants, equal to 2.45% of the aggregate number of units sold. Each broker warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.55 per common share at any time prior to the earlier of: a) the date which is the 15th trading day after receiving notice from Minera Andes that the weighted average price of the common shares on the TSX Venture Exchange has been equal to or greater than C$1.00 for a period of 20 consecutive trading days commencing 120 days after the date of issuance of the warrants, and b) December 20, 2007. A total of 15,414,740 common shares were issued pursuant to the private placement, and 7,707,370 common shares are reserved for issuance on exercise of the warrants and 377,661 common shares are reserved for issuance on the exercise of the broker warrants.

On March 8, 2006, we completed the second private placement with Mr. McEwen and sold 13,156,689 units at a price of Cdn$0.35 per unit for gross proceeds of Cdn$4,604,841 (US$3,970,703). Each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.55 per share at any time prior to the earlier of: a) the date which is the 15th trading day after receiving notice from Minera Andes that the weighted average price of the common shares on the TSX Venture Exchange has been equal to or greater than C$1.00 for a period of 20 consecutive trading days commencing 120 days after the date of issuance of the warrants, and b) March 8, 2008.

The agents received a cash commission of 5% of the gross proceeds of the financing and 322,339 broker warrants, equal to 2.45% of the aggregate number of units sold. Each broker warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.55 per common share at any time prior to the earlier of: a) the date which is the 15th trading day after receiving notice from Minera Andes that the weighted average price of the common shares on the TSX Venture Exchange has been equal to or greater than C$1.00 for a period of 20 consecutive trading days commencing 120 days after the date of issuance of the warrants, and b) March 8, 2008.

vi.
During 2005, we issued 253,500 shares for the exercise of stock options at weighted average exercise price of $0.13 per share; 22,500 shares for the exercise of 45,000 one-half purchase warrants at weighted average exercise price of $0.21 and 901,175 shares for the exercise of broker warrants at weighted average exercise price of $0.29 for total proceeds of $301,765.

vii.	Subsequent to December 31, 2005, we issued 410,000 shares for the exercise of stock options and 6,097,742 common shares for the exercise of purchase warrants for net proceeds of $3,297,223.

c.	Stock Options
The aggregate number of shares to be delivered upon exercise of all options granted under our stock option plan (“the Plan”) shall not exceed 20% of our issued and outstanding Common Shares up to a maximum of 9,000,000 (2004 - 6,000,000) shares. No participant may be granted an option under the Plan which exceeds the number of shares permitted to be granted pursuant to rules or policies of any stock exchange on which the Common Shares is then listed.

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)
7.	SHARE CAPITAL - continued

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

At December 31, 2005, 1,009,000 (2004 - 309,000) options were available for grant under the Plan.

A summary of the status of our stock option plan as of December 31, 2005 and 2004, and changes during the years ended on those dates is:

	2005			2004
	Options	(Cdn) Weighted Ave. Exercise Price		Options	(Cdn) Weighted Ave. Exercise Price
Outstanding at beginning of year	4,698,500		$0.49	4,408,500	$0.47
Granted	2,300,000		$0.60	1,650,000	$0.55
Exercised	(253,500)		$0.16	(330,000)	$0.32
Forfeited	--		$--	(1,030,000)	$0.55
Outstanding at end of year	6,745,000		$0.54	4,698,500	$0.49
Exercisable at end of year	6,670,000		$0.54	4,608,500	$0.49
Weighted average grant-date fair value of options granted during the year		$ $	0.41 (US 0.35)		$0.39 (US$0.28)

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)
7.	SHARE CAPITAL - continued

The weighted average remaining contractual life of outstanding options is 4.0 years at December 31, 2005 (2004 - 4.3 years).

At December 31, 2005 there were options held by directors, officers, employees and non-employees for the purchase of our Common Shares as follows:

Number of Shares	Exercise Price	Expiry Date
715,000	Cdn$0.40	June 27, 2007
25,000	Cdn$0.36	August 27, 2008
1,500,000	Cdn$0.59	December 5, 2008
100,000	Cdn$0.50	March 29, 2009
1,500,000	Cdn$0.55	September 10, 2009
50,000	Cdn$0.61	December 14, 2009
2,300,000	Cdn$0.60	December 28, 2010
555,000	Cdn$0.31	March 21, 2013
6,745,000

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants.

	2005	2004
Dividend yield (%)	--	--
Expected volatility (%)	83.7	86.6
Risk-free interest rates (%)	4.3	3.5
Expected lives (years)	5.0	5.0

In connection with the vesting of certain non-employees, employees and directors stock options, we have recorded stock option compensation of $809,093 ($569,140 to wages and benefits and $239,953 to consulting fees) and $478,020 ($302,614 to wages and benefits and $175,406 to consulting fees) during the year ended December 31, 2005 and 2004, respectively.

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)
7.	SHARE CAPITAL - continued

d.	Warrants

	2005		2004
	Warrants	Cdn Wgt. Avg. Exercise Price	Warrants	Cdn Wgt. Avg. Exercise Price
Outstanding and exercisable at beginning of year	20,422,759	$0.62	13,200,000	$0.49
Purchase warrants	21,787,680	$0.63	7,738,700	$0.82
Brokers’ warrants	1,650,293	$0.67	1,000,000	$0.80
Expired	(6,431,259)	$0.77	--	--
Exercised	(923,675)	$0.35	(1,515,941)	$0.44
Outstanding and exercisable at end of year	36,505,798	$0.61	20,422,759	$0.62

The range of exercise prices on outstanding warrants is Cdn$0.50 to Cdn$0.91 (2004 - Cdn$0.35 to Cdn$0.91) with a weighted average contractual life of 2.64 years at December 31, 2005 (2004 - 2.64 years).

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

b.	We rent office space in Spokane, Washington for $2,122 per month with a commitment through November 2006.

c.	We rent office space in Vancouver, British Columbia, Canada for Cdn$900 per month, without a commitment.

d.	We rent office space in Argentina for $345 per month with a commitment through August 2006.

e.	We rent a storage space in Argentina for $276 per month with a commitment through December 2006.

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)

8.	AGREEMENTS, COMMITMENTS AND CONTINGENCIES - continued

f.
On December 2, 2003, we signed an agreement that obligated us to pay N.A. Degerstrom (“Degerstrom”) a royalty of $250,000 if any of the current properties, other than the properties comprising the San José project, meet certain conditions such as bankable feasibility or commercial production prior to December 2, 2013.

g.
During 2005, MSC signed agreements with third party providers relating to the development of the San José/Huevos Verdes project. Our 49 percent portion of these commitments is approximately $975,000.These commitments are expected to be completed by December 31, 2006.

h.
In March 2005, MSC discovered an alleged employee fraud committed by the former purchasing manager during the period June 2004 through March 2005. Respective to our 49% interest, the fraud amounted to approximately $57,000 in 2004 and $78,000 in 2005. MSC will vigorously pursue full recovery but the final amount recoverable is not certain at this time. Canadian accounting standards require a high level of certainty in recording a recovery on the balance sheet that is contingent on future events, as a result the full amount of the fraud for each year respectively, has been written off against our investment in MSC and is included in our loss from equity investment (Note 4(b)). Funds recovered in the future related to the fraud will be recorded if and when they are received.

9. RELATED PARTY TRANSACTIONS

During 2005 and 2004, we incurred the following transactions with related parties: geological consulting to a director totaling $3,266 and $3,613 and legal fees to a firm in which a director and officer was an associate totaling $50,081 and $81,412, respectively. The above noted transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

10. INCOME TAXES

The tax effects of the temporary differences that give rise to our future tax assets and liabilities are as follows:

	2005	2004

Net operating losses	$2,247,900	$1,919,000
Equipment	5,300	5,300
Undeducted financing costs	80,800	72,100
Valuation allowance	(2,334,000)	(1,996,400)

Future tax assets (liabilities)	$-	$-

The tax benefit of net operating losses carried forward and the associated valuation allowance were reduced by $199,700 (2004 - $218,000), representing the tax effect of losses which expired in the year.

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)

10.	INCOME TAXES - continued

The provision for income taxes differs from the amount established using the statutory income tax rate as follows:

	2005	2004

Income benefit at CDN statutory rate	$(1,222,000)	$(721,300)
Foreign income taxes at other than CDN statutory rate	(21,000)	(7,400)
Non-deductible equity pickup	474,300	147,100
Non-deductible stock option compensation	272,000	160,700
Increase in valuation allowance	496,700	420,900

Future income tax recovery	$-	$-

The Company’s future tax assets include approximately $120,767 (2004 - $86,580) related to deductions for share issue costs in excess of amounts deducted for financial reporting purposes. If and when the valuation allowance related to these amounts is reversed, the Company will recognize this benefit as an adjustment to share capital as opposed to income tax expense in the Statement of Operations

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the future tax asset has been established at both December 31, 2005 and December 31, 2004.

As at December 31, 2005, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount	Expiration Dates

United States - Federal	$890,000	2006 - 2025

Argentina	$36,000	2006 - 2010

Canada	$5,749,000	2006 - 2015

These financial statements do not reflect the potential effect on future income taxes of the application of these losses.

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)

11. COMPARATIVE FIGURES

Certain financial statement line items from prior years have been reclassified to conform with the current year's presentation. These reclassifications had no effect on the net loss and accumulated deficit as previously reported.

12.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

As discussed in Note 2, these financial statements are prepared in accordance with Canadian generally accepted accounting principles (“GAAP”). Differences between Canadian and United States generally accepted accounting principles (“U.S. GAAP”) as they apply to these financial statements are summarized as follows:

a.	Compensation Expense Associated with Release of Shares from Escrow
Under U.S. GAAP, stock compensation expense is recorded as shares held in escrow become eligible for release based upon the number of shares eligible for release and the market value of the shares at that time. Under Canadian GAAP, no value is attributed to such shares released and no compensation expense is recorded. Shares become eligible for release from escrow based on deferred exploration expenditure in accordance with the Escrow Agreement and with the consent of the TSX Venture Exchange. During the years ended December 31, 2005 and 2004 and for the period from July 1, 1994 (inception) through December 31, 2005, we would have recorded compensation expense of $nil, $nil and $6,324,914 respectively, under U.S. GAAP.

b.	Mineral Properties and Deferred Exploration Costs
The U.S. Securities and Exchange Commission staff has taken the position that a U.S. registrant without proven and probable economic reserves, in most cases, could not support the recovery of the carrying value of deferred exploration costs. Our investment in MSC has proven and probable reserves but MSC did not receive government approval of the Environmental Impact Assessment (EIA) until the first quarter of 2006. Therefore, we have presented the effect of expensing all deferred exploration costs through December 31, 2005 as a reconciling item between U.S. and Canadian GAAP.

As our investment in MSC is effectively an investment in a property without proven and probable reserves it has been expensed for U.S. GAAP purposes.

   c. Stock Based Compensation
The net income under US GAAP for the year ended December 31, 2004 has been restated. Under US GAAP, as the Company continued to follow Accounting Principle Board Opinion No. 25 “Accounting for stock issued to employees” and related interpretations to account for stock options issued to employees, options issued with an exercise price denominated in a currency other then its functional currency are not considered fixed and variable accounting is required in accordance with Emerging Issues Task Force (“EITF”) 00-23 Issue 31. Under variable accounting, the intrinsic value of the options issued to employees is remeasured on each balance sheet date, with the adjustment charged to the Statement of Operations. The effect of remeasurement was to decrease (increase) the stock compensation expense by $36,042 for the year ended December 31, 2005 (2004 - ($215,769).

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)

12.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - continued

The impact of this US GAAP restatement, which has no impact on the Canadian GAAP financial statements, is as follows:

	Previously reported	As restated
Net loss under US GAAP, December 31, 2004	$(6,951,360)	$(7,167,129)
Cumulative net loss under US GAAP	$(33,336,635)	$(33,677,602)
Loss per share	$(0.10)	$(0.10)

During 2004, we adopted new Canadian GAAP rules regarding the utilization of the fair value based method to account for options granted to employees. U.S. GAAP does not yet require the fair value based method to account for employee based options. Since we granted options to employees in 2005, the retroactive adoption without restatement of the revised Canadian requirements has created differences between Canadian and U.S. GAAP with respect to the net loss for the year ended December 31, 2005. There would however be no adjustment to retained earnings as well as contributed surplus at January 1, 2004 under U.S. GAAP as was required under Canadian GAAP

d. Warrants

Under Canadian GAAP, no value was assigned to the warrants granted to the agents in connection with the private placement of 35,595,190 (2004 - 10,000,000) units which were issued in March 2005, December 2005 and March 2004 (Note 7). Under US GAAP, the warrants were valued on the closing date of the private placements, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Agent Warrants
	2005	2004
Number of Warrants	1,650,293	1,000,000
Risk-free rate	4.33%	2.73%
Dividend yield	Nil %	Nil %
Volatility factor of the expected market price of the Company’s common shares	59%	60%
Weighted average expected life of the warrants (months)	24	18
Value of warrants	$198,273	$72,761

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)

12.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - continued

The value of the agent warrants was charged as commission against share capital as share issuance costs per our accounting policy; thus there is no effect on shareholder’s equity.

e. Bank Loan
Under Canadian GAAP, the corresponding entry to record the debt discount of $346,200 related to the first tranche warrants and $263,800 related to the second tranche warrants granted to Macquarie Bank in connection with a credit facility (Note 6) was charged to contributed surplus. Under US GAAP, as the Company is required to maintain its listed company status as part of the loan covenant, in accordance with Emerging Issues Task Force (“EITF”) 00-19. The fair value of the warrants was recorded as a liability. Subsequent to the initial measurement, the discount is remeasured on each balance sheet date based on the fair value of the warrants with the adjustment charged to the Statement of Operations. The effect of remeasurement was to increase the fair value of the liabilities by $704,892 (2004 - Nil) which was debited to the Statement of Operations. These GAAP differences relate to compensation costs associated with warrants and would result in total liabilities under US GAAP purposes to be increased by $1,686,257 from liabilities under Canadian GAAP to $5,658,762 as liabilities under US GAAP, as at December 31, 2005 (December 31, 2004 - $1,607,381). Under US GAAP, the fair value of the warrants is recognized on the Consolidated Balance Sheet as deferred financing costs and is amortized on a straight line basis over the term of the debt. This would result in total assets under US GAAP purposes to be $4,086,714, as at December 31, 2005 (December 31, 2004 - $2,282,245).

The fair value of the first tranche warrants, as at December 31, 2005, was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield - Nil; risk free interest rate - 3.53%; expected volatility of 77.9% and an expected life of 12 months. The fair value of the second tranche warrants, as at December 31, 2005, was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield - Nil; risk free interest rate - 3.99%; expected volatility of 67.5% and an expected life of 19 months.

f.	New Accounting Pronouncements
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

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)

12.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - continued

When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The adoption of revised SFAS No. 154 is not expected to have a material effect on our consolidated financial statements.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of revised FIN 47 is not expected to have a material effect on our consolidated financial statements.

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of revised SFAS No. 153 is not expected to have a material effect on our consolidated financial statements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued (“SFAS”) No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that do not file as a small business issuer, SFAS No. 123(R) is effective for the first annual reporting period beginning after December 15, 2005.

We are assessing the effect on the consolidated financial statements as a result of implementation of these new U.S. standards.

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)

12.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - continued

g.	Impact on Consolidated Financial Statements
The impact of the above on the consolidated financial statements is as follows:

	Dec. 31, 2005	Dec. 31, 2004
Shareholders’ equity, end of year, per Canadian GAAP	$21,480,321	$11,194,559
Adjustment for mineral properties and deferred exploration costs	(4,470,174)	(2,827,655)
Adjustment for mineral property and deferred exploration cost portion of investment	(17,505,938)	(7,345,840)
Loss on revaluation of liability for warrants subject to registration rights	(704,892)	--
Adjustment for the debt discount	(610,000)	(346,200)
Shareholders’ equity (Capital Deficit), end of year, per US GAAP	$(1,810,683)	$674,864

			Period from July 1, 1994 (inception) through December 31, 2005

	Year Ended

	Dec. 31,	Dec. 31,
	2005	2004
		(restated)*
Net loss for the period, per Canadian GAAP	$(3,634,060)	$(2,058,905)	$(20,526,310)

Adjustment for acquisition of Scotia	--	--	(248,590)

Adjustment for compensation expense	569,140	302,614	(5,453,160)
Loss on revaluation of liability for warrants subject to registration rights	(704,892)	--	(704,892)

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)

12.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - continued

Adjustment for deferred exploration costs, net	(1,642,519)	(1,912,356)	(4,470,174)
Adjustment for investment	(10,160,098)	(3,282,713)	(17,505,938)
Adjustment for variable intrinsic value	36,042	(215,769)	(304,925)
Net loss for the period, per U.S. GAAP	$(15,536,387)	$(7,167,129)	$(49,213,989)
Basic and diluted net loss per common share, per U.S. GAAP	$(0.18)	$(0.10)
              * See note (c) above

	Dec. 31, 2005	Dec. 31, 2004
Total liabilities, per Canadian GAAP	$3,972,505	$914,981
Adjustment for the debt discount	610,000	346,200
Adjustment for amortization of debt discount	(238,635)	--
Adjustment to recognize warrant liability	610,000	346,200
Loss on revaluation of liability for warrants subject to registration rights	704,892	--
Total liabilities, per US GAAP	$5,658,762	$1,607,381

	Dec. 31, 2005	Dec. 31, 2004
Total asset, per Canadian GAAP	$25,452,826	$12,109,540
Adjustment for mineral properties and deferred exploration costs	(4,470,174)	(2,827,655)

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)

12.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - continued

Adjustment for mineral property and deferred exploration cost portion of investment	(17,505,938)	(7,345,840)
Adjustment for deferred financing costs	610,000	346,200
Amortization of deferred financing costs	(238,635)	-
Total assets, per US GAAP	$3,848,079	$2,282,245

	Dec. 31, 2005	Dec. 31, 2004	Period from July 1, 1994 (inception) through December 31, 2005
Cash flows used in operating activities under Canadian GAAP	$(1,441,846)	$(904,368)	$(9,521,315)
Adjustment related to investment	(11,595,709)	(4,103,062)	(17,437,005)
Adjustment related to mineral properties	(1,617,352)	(1,885,914)	(16,511,917)
Cash flows used in operating activities under US GAAP	$(14,654,907)	$(6,893,344)	$(43,470,237)

Cash flows used in investing activities under Canadian GAAP	$(12,817,344)	$(5,630,440)	$(31,054,434)
Adjustment related to investment	11,595,709	4,103,062	17,437,005
Adjustment related to mineral properties	1,617,352	1,885,914	16,511,917
Cash flows used in investing activities under US GAAP	$395,717	$358,536	$2,894,488

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

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)

12.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - continued

We continue to account for stock-based compensation awarded to employees using the intrinsic method. Consequently, related pro-forma information as described in SFAS No. 123 has been disclosed, as follows:

	Year Ended

	Dec. 31,	Dec. 31,
	2005	2004
Net loss for the period under U.S. GAAP as reported	$(15,536,387)	$(7,167,129)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards.	(569,140)	(302,614)

Pro-forma net loss for the period	$(16,105,527)	$(7,469,743)

Basic and diluted net loss per common share - pro-forma	$(0.18)	$(0.11)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with assumptions as disclosed in Note 7.

13.	SUBSEQUENT EVENTS

a.	Subsequent to December 31, 2005, we issued 410,000 shares for the exercise of stock options and 6,097,742 common shares for the exercise of purchase warrants for net proceeds of $3,297,223.

b. In February 2006, MAI, MSC and Hochschild signed an agreement to terminate the mandate letter for project financing of the San José project with Standard Bank and signed a new mandate letter for such financing with Macquarie. We agreed to pay breakup fees and reimburse other sunk costs totaling approximately $572,000. Some of these costs may be refunded to us depending on the terms and conditions to be negotiated in the definitive project financing agreement.

The new mandate letter signed with Macquarie provides a limited recourse project finance loan facility of up to $45 million consisting of a $40 million senior amortizing term loan and a $5 million subordinated tranche. The facility is subject, among other things, to bank due diligence and certain

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars)

13.	SUBSEQUENT EVENTS - continued

regulatory approvals. The commercial terms of the loan are customary for a loan of this nature and include certain fees and expenses with interest rates of Libor + 2.85% and 4.85% for the term loan and subordinated tranche, respectively. We are not required to repay our $4 million mezzanine financing to Macquarie as a condition of the project financing.

c. On March 8, 2006, we completed a second private placement with Mr. McEwen and sold 13,156,689 units at a price of Cdn$0.35 per unit for gross proceeds of Cdn$4,604,841 (US$3,970,703). Each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.55 per share at any time prior to the earlier of: a) the date which is the 15th trading day after receiving notice from Minera Andes that the weighted average price of the common shares on the TSX Venture Exchange has been equal to or greater than C$1.00 for a period of 20 consecutive trading days commencing 120 days after the date of issuance of the warrants, and b) March 8, 2008.

The agents received a cash commission of 5% of the gross proceeds of the financing and 322,339 broker warrants, equal to 2.45% of the aggregate number of units sold. Each broker warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.55 per common share at any time prior to the earlier of: a) the date which is the 15th trading day after receiving notice from Minera Andes that the weighted average price of the common shares on the TSX Venture Exchange has been equal to or greater than C$1.00 for a period of 20 consecutive trading days commencing 120 days after the date of issuance of the warrants, and b) March 8, 2008.

All securities issued in the private placement are subject to a four-month hold period expiring on July 9, 2006.

d. In March 2006, Macquarie exercised its warrants from the second tranche of Macquarie’s loan to MAI to acquire 3,987,742 of our Common Shares at an exercise price of Cdn$0.62 per share for proceeds of Cdn$2,472,400. We used part of the proceeds to repay principal and interest outstanding in the amount of $2,000,000 and $18,926, respectively, related to the second tranche of our loan from Macquarie.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Information with respect to our directors, executive officers and significant employees is set forth below.

Name	Age	Positions Held

Allen V. Ambrose	49	President and Director

Brian Gavin	52	Vice-President of Exploration, Director of MASA

William V. Schara	49	Chief Financial Officer

Jorge Vargas	64	Director and President of MASA

Gary A. Craig	57	Director

John Johnson Crabb	80	Director

A.D. (Darryl) Drummond	69	Director

Bonnie L. Kuhn	40	Secretary and Director

Allen V. Ambrose, President and Director, has 26 years of experience in the mining industry and has been a director of Minera Andes since November 1995. Mr. Ambrose was employed by Degerstrom from 1988 to 2003. Prior to joining Degerstrom, Mr. Ambrose was a geologist for Cyprus Minerals, Kidd Creek Mines, Molycorp, Boise Cascade and Dennison Mines. Mr. Ambrose has extensive experience in all phases of exploration, project evaluation and project management and has worked as a geologist consultant in the U.S., Venezuela and most recently Argentina. He holds a B.Sc. degree in Geology from Eastern Washington University. While consulting for Gold Reserve Corporation, he was a co-discoverer of the auriferous massive sulfide exposure that led to their acquisition of the Brisas project in Venezuela. Mr. Ambrose sat on the board of directors of Cadre Resources Ltd. until March 2001 and has been a director of Century Mining Corporation (formerly Saxony Explorations Ltd.) and Samba Gold Inc. (formerly Kaieteur Resource Corporation) since July 2002. He is also a director of Mexivada Mining Corporation since November 2005 and a director of Rockgate Capital Corporation since October 2005.

Brian Gavin, Vice President of Exploration, Director of MASA, has 26 years of experience in exploration geology. Mr. Gavin has extensive experience in all phases of exploration, project evaluation and project management in the search for precious and base metals, industrial minerals and has worked in the field as project manager and consultant in the U.S., Mexico, Nigeria, Argentina and in Romania. He holds a B. Sc. (Honours) degree in Geology from the University of London and M. S. degree in Geology and Geophysics from the University of Missouri-Rolla. From 1981 to 1993, he was a consultant with Ernest K. Lehman & Associates, which is a geological mining consulting firm. From 1993 to 2003, he was employed by Degerstrom. Mr. Gavin has served as an officer and director of Franconia Minerals Corporation since June 2001.

William V. Schara, Chief Financial Officer, is a certified public accountant (CPA) with over 22 years accounting and financial experience including 11 years in the mining industry. He has been CFO of Minera Andes since April 2005. Mr. Schara has extensive international experience and has worked with international accounting firms PricewaterhouseCoopers (formerly PriceWaterhouse) and Deloitte & Touche (formerly

Deloitte Haskins & Sells). He began work in the mining industry in 1995 with Yamana Gold Inc. (“Yamana”) (formerly Yamana Resources Inc.) and rose to the position of Vice President of Finance and Chief Financial Officer of Yamana, a TSX listed gold company. He has served as a director of Marifil Mines Ltd. since September 2004 and Little Squaw Gold Mining Co. since March 2005.

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

A.D. (Darryl) Drummond, Director, is a Ph.D. and a professional engineer and has been a director of Minera Andes since June 1996. He graduated from the University of British Columbia with a B.A.Sc. and an M.A.Sc. in Geological Engineering. He obtained his Ph.D. in Geology from the University of California at Berkeley in 1966. Dr. Drummond has over 40 years of experience in the mining industry including mineral deposit evaluation of precious metal, base metal and industrial mineral types in such countries as Argentina, Canada, Chile, China, Costa Rica, Ecuador, Guyana, Mexico, Philippines, United States of America and Venezuela. He has been a director of Valgold Resources Ltd. since March 27, 2003, a director of Gold Port Resources Ltd. since December 16, 2004, and a director of Samba Gold Inc. since January 12, 2005.

Bonnie L. Kuhn, Secretary and Director, has been the Secretary and a director of Minera Andes since June 1997 and was Chief Financial Officer from May 2000 to March 2005. From January 2005, Ms. Kuhn has been self-employed. From July 2001 to January 2005, Ms. Kuhn was a senior associate of Field LLP, Barristers and Solicitors. She had been a solicitor with the firm Ogilvie and Company, Barristers and Solicitors, Calgary, Alberta, from January 1994 to December 31, 1998. Ogilvie and Company of Calgary changed its name to Armstrong Perkins Hudson LLP in 1999. From January 1, 1999 to June 2001, Ms. Kuhn was a partner with Armstrong Perkins Hudson. From August 1993 to December 1994, Ms. Kuhn was a Crown prosecutor with the Government of Alberta, Department of Justice. Ms. Kuhn is a member of the Law Society of Alberta and the Canadian Bar Association. She obtained her LLB from the University of Manitoba in 1989. Ms. Kuhn was a director of Talon Petroleums Ltd., an oil and gas exploration company, from September 1997 to September 1999. Ms. Kuhn was a director of Aludra Inc. from April 2002 to October 2004. Ms. Kuhn was a director of Tajzha Ventures Ltd., an oil and gas exploration company from October 2000 to April 2005. Ms. Kuhn is an officer and director of Franconia Minerals Corporation since August 1998.

We have five directors, one of whom is an executive officer. Directors serve terms of one year or until their successors are elected or appointed. No remuneration of any kind has been paid to any director, in their capacity as such, and there is no intention that they will be remunerated in that capacity in the immediate future. We reimburse expenses incurred by directors in connection with their activities on our behalf.

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

A draft formal code of ethics has been prepared and will be submitted to the Board of Directors for approval in the first half of 2006. After adopting a formal code of ethics, we intend to disclose substantive amendments to and waivers from that code of ethics on our Web site at http://www.minandes.com.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth compensation paid, directly or indirectly, by Minera Andes during the last fiscal year for services rendered by Allen Ambrose, President, Brian Gavin, Vice President of Exploration, and William Schara, Chief Financial Officer (“Named Executives”).

                                Summary Compensation Table

	Annual Compensation			Long Term Compensation
Executive	Fiscal Year	Salary ($)	Other Annual Compensation ($)	Securities Underlying Options/SARs (#)
Allen V. Ambrose (1) President	2005 2004 2003	109,236 109,236 109,236	16,137(2) 15,085 12,013	575,000 370,000 510,000
Brian Gavin (1) Vice President of Exploration	2005 2004 2003	109,236 109,236 109,236	16,137(3) 15,382 12,013	400,000 370,000 510,000
William V. Schara Chief Financial Officer	2005 2004 2003	75,600 (4) 0 0	8,883(5) 0 0	200,000 0 0

Notes:

(1)
For Fiscal Years 2003 and prior, Allen Ambrose and Brian Gavin, as employees of Degerstrom, provided services under the Operating Agreement (See "Description of the Business") which services were invoiced to us under the Operating Agreement.

(2)	During the 2005 fiscal year, the following benefits were provided to Mr. Ambrose:
401K Match	$4,369
Medical Insurance	$11,768

(3)	During the 2005 fiscal year, the following benefits were provided to Mr. Gavin:
401K Match	$4,369
Medical Insurance	$11,768

(4)	Mr. Schara became CFO of Minera Andes in April 2005 and previously worked as a consultant for Minera Andes from December 2004 to March 2005. Salary of $75,600 only includes wages paid as CFO.

(5)	During the 2005 fiscal year, the following benefits were provided to Mr. Schara:
Medical Insurance	$8,883

Stock Options Granted in 2005

The following table sets forth certain information concerning individual stock options granted to the Named Executives during the year ended December 31, 2005.

Option Grants in the Last Fiscal Year

Executive	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price (Cdn$/Share)	Expiration Date
Allen V. Ambrose	575,000	25%	$0.60	December 28, 2010
Brian Gavin	400,000	17.4%	$0.60	December 28, 2010
William V. Schara	200,000	8.7%	$0.60	December 28, 2010

Aggregated Option Exercises

The following table sets forth certain information concerning the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2005. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our Common Shares as of December 31, 2005.

                                             Fiscal Year-End Option Values

Executive	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Options at Fiscal Year End Exercisable Unexercisable		Value of Unexercised In-the-Money Options at Fiscal Year End (1) (2) Exercisable Unexercisable
Allen V. Ambrose	0	$0	1,615,000	0	$152,971	$0
Brian Gavin	0	$0	1,440,000	0	$145,466	$0
William V. Schara	0	$0	250,000	0	$10,292	$0

Notes:

(1)
There were 1,615,000 stock options for Mr. Ambrose, 1,440,000 stock options for Mr. Gavin and 250,000 stock options for Mr. Schara that were in-the-money as of December 31, 2005. On December 31, 2005 the closing price of the Common Shares on TSX-V was Cdn$0.65.

(2)
The currency exchange rate applied in calculating the value of unexercised in-the-money options was the late New York trading rate of exchange for December 31, 2005 as reported by the Wall Street Journal for conversion of United States dollars into Canadian dollars was U.S.$1.00 = Cdn$1.1628or Cdn$1.00 = U.S.$0.86.

Stock Option Plan

The board of directors adopted a stock option plan (the "Plan") which was approved with amendments by the shareholders of the Company at the Annual and Special Meeting of Shareholders held on June 26, 1996, which was subsequently amended at our Annual and Special Meeting of Shareholders held on June 26, 1998, June 23, 1999, September 3, 2003 and May 19, 2005. The purpose of the Plan is to afford the persons who provide services to Minera Andes or any of its subsidiaries or affiliates, whether directors, officers or employees of Minera Andes or its subsidiaries or affiliates, an opportunity to obtain a proprietary interest in Minera Andes by permitting them to purchase Common Shares and to aid in attracting, as well as retaining and encouraging the continued involvement of such persons with us. Under the terms of the Plan, the board of directors has full authority to administer the Plan in accordance with the terms of the Plan and at any time amend or revise the terms of the Plan provided, however, that no amendment or revision shall alter the terms of options already granted. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan shall not exceed 20% of the issued and outstanding Common Shares up to a maximum of 9,000,000 shares. No participant may be granted an option under the Plan which exceeds the number of shares permitted to be granted pursuant to rules or policies of any stock exchange on which the Common Shares is then listed.

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

At December 31, 2005, 1,009,000 options were available for grant under the Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership, as of March 24, 2006, of the Common Shares by (i) each person known by us to own beneficially more than 5% of the Common Shares, (ii) each director of Minera Andes, (iii) the Named Executive Officers (iv) all directors and executive officers as a group. Except as otherwise noted, we believe the persons listed below have sole investment and voting power with respect to the Common Shares owned by them.

Shares Named Executive Officers and Directors
	Beneficially Owned (1)	Percentage of Common Shares (1)

Allen V. Ambrose	1,832,200 (2)	1.40
111 E. Magnesium Road
Spokane, WA 99208

John Johnson Crabb	320,000 (3)	0.25
111 E. Magnesium Road
Spokane, WA 99208

Gary A. Craig	290,000 (4)	0.22
3303 N. Sullivan Road
Spokane, WA 99216

A.D. (Darryl) Drummond	300,000 (5)	0.23
111 E. Magnesium Road
Spokane, WA 99208

Brian Gavin	1,610,400 (6)	1.23
111 E. Magnesium Road
Spokane, WA 99208

Bonnie L. Kuhn	449,500 (7)	0.35
111 E. Magnesium Road
Spokane, WA 99208

William V. Schara	250,000 (8)	0.19
111 E Magnesium Road
Spokane, WA 99208

5% or Greater Shareholders

Robert McEwen	42,857,143 (9)	29.83
3rd Floor
99 George Street
Toronto, ON M5A 2N4

Sprott Asset Management Inc.	9,858,009 (10)	7.54
Royal Bank Plaza, South Tower
Suite 2700
Toronto, ON M5J 2J1

Macquarie Bank Limited	8,870,420 (11)	6.42
Metals and Energy Capital Division
Level 1, No. 1 Martin Place
Sydney, NSW 2000
Australia

All directors and
executive officers
as a group (7 persons)	5,052,100 (12)	3.77

Notes:

(1)
Shares which the person or group has the right to acquire within 60 days after March 24, 2006 are deemed to be outstanding in determining the beneficial ownership of the person or group and in calculating the percentage ownership of the person or group, but are not deemed to be outstanding as to any other person or group. Percentage ownership has been calculated based on a total of 129,381,042 shares outstanding.

(2)
Includes stock options entitling the holder to acquire 160,000 shares upon payment of Cdn$0.40, 150,000 shares upon payment of Cdn$0.31, 360,000 shares upon payment of Cdn$0.59, 370,000 shares upon payment of Cdn$0.55, and 575,000 shares upon payment of Cdn$0.60.

     (3) Includes stock options entitling the holder to acquire 60,000 shares upon payment of Cdn$0.40, 40,000 shares upon payment of Cdn$0.31, 75,000 shares upon payment of Cdn$0.59, 40,000 shares upon payment of Cdn$0.55, and 75,000 shares upon payment of Cdn$0.60.

(4)
Includes stock options entitling the holder to acquire 60,000 shares upon payment of Cdn$0.40, 40,000 shares upon payment of Cdn$0.31, 75,000 shares upon payment of Cdn$0.59, 40,000 shares upon payment of Cdn$0.55, and 75,000 shares upon payment of Cdn$0.60.

(5)	Includes stock options entitling the holder to acquire 75,000 shares upon payment of Cdn0$0.59, 50,000 shares upon payment of Cdn$0.55, and 75,000 shares upon payment of Cdn$0.60.

(6)
Includes stock options entitling the holder to acquire 160,000 shares upon payment of Cdn$0.40, 150,000 shares upon payment of Cdn$0.31, 360,000 shares upon payment of Cdn$0.59, 370,000 shares upon payment of Cdn$0.55, and 400,000 shares upon payment of Cdn$0.60.

(7)
Includes stock options entitling the holder to acquire 80,000 shares upon payment of Cdn$0.40, 60,000 shares upon payment of Cdn$0.31, 120,000 shares upon payment of Cdn$0.59, 80,000 shares upon payment of Cdn$0.55, and 100,000 shares upon payment of Cdn$0.60.

(8)	Includes stock options entitling the holder to acquire 50,000 shares upon payment of Cdn$0.61 and 200,000 shares upon payment of Cdn$0.60.

(9)	Robert McEwen beneficially owns 29.83% of our shares (including warrants to acquire 14,285,714 common shares).

(10)
Sprott Gold and Precious Minerals Fund beneficially owns 6.78% of our shares (including warrants to acquire 1,363,636 common shares) through which Sprott Asset Management Inc. exercises investment discretion and voting authority in respect to the shares. In addition, Sprott Strategic Offshore Gold Fund Ltd. Holds .77% of our shares through which Sprott Asset Management Inc. exercises investment discretion and voting authority in respect to the shares.

(11)
Macquarie Bank Limited beneficially owns 6.42% of our shares (including warrants to acquire 8,870,420 common shares) through which Macquarie Bank Limited exercises investment discretion and voting authority in respect to the shares.

(12)
Includes stock options to acquire 520,000 shares upon payment of Cdn$0.40, 440,000 shares upon payment of Cdn$0.31, 1,065,000 shares upon payment of Cdn$0.59, 950,000 shares upon payment of Cdn$0.55, 50,000 shares upon payment of Cdn$0.61, and 1,500,000 shares upon payment of Cdn$0.60.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2005 and 2004, we incurred the following transactions with related parties: geological consulting to a director totaling $3,266 and $0, and legal fees to firms in which Bonnie L. Kuhn, a director and officer of Minera Andes, is an associate, totaling $45,970 and $81,412, respectively. The above noted transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

ITEM 13. EXHIBITS

The Exhibits listed in the Index to Exhibits at the end of this report are included as part of this Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

a.	Audit Fees
The fees billed for each of the fiscal years ended December 31, 2005 and December 31, 2004 for professional services rendered by BDO Dunwoody LLP for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by BDO Dunwoody in connection with statutory and regulatory filings or engagements for each of those fiscal years were $83,129 and $35,500, respectively.

b.	Audit Related Fees
There were no other audit related fees in fiscal 2005 or 2004.

c.	Tax Fees
Aggregate fees billed by BDO Dunwoody for tax compliance, tax advice and tax planning for each of the fiscal years ended December 31, 2005 and December 31, 2004 were $2,865 and $2,134, respectively. These fees include fees relating to the reviews of tax returns, tax consulting and planning.

d.	All Other Fees
Fees billed by BDO Dunwoody for products or services, other than those services covered in Item 14(a) and (b) were $5,592 and $4,880 for the fiscal years ended December 31, 2005 and December 31, 2004. These fees relate to various corporate matters.

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

Date: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2006	By: /s/ Allen V. Ambrose
Allen V. Ambrose, Director
and Principal Executive Officer

Date: March 31, 2006	By: /s/ John Johnson Crabb
John Johnson (Jack) Crabb, Director

Date: March 31, 2006	By: /s/ Gary A. Craig
Gary A. Craig, Director

Date: March 31, 2006	By: /s/ A.D. Drummond
A.D. (Darryl) Drummond, Director

Date: March 31, 2006	By: /s/ Bonnie L. Kuhn
Bonnie L. Kuhn, Director and Secretary

Date: March 31, 2006	By: /s/ William V. Schara
William V. Schara, Principal
Accounting and Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1
Asset and Share Acquisition Agreement between MASA, NADSA, Minera Andes Degerstrom, Brian Gavin, Jorge Vargas, and Enrique Rufino Marzari Elizalde, dated March 8, 1995, as amended on April 19, 1996 (incorporated by reference to Exhibit 2.1 to Minera Andes’ Registration Statement on Form 10-SB (the “Form 10-SB”)).

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

10.11
Purchase and Sales Agreement (Chubut cateos, Willimanco) dated August 28, 2000 between Minera Andes S.A. and Minera El Desquite S.A. (incorporated by reference to Exhibit 10.18 to the Form 10-KSB for the fiscal year ended December 31, 2000).

10.12
Option and Joint Venture Agreement (El Pluma/Cerro Saavedra properties, now referred to as San José) between Minera Andes and Mauricio Hochschild & Cia. Ltda. dated March 15, 2001 (incorporated by reference to Exhibit 10.19 to the Form 10-KSB for the fiscal year ended December 31, 2000).

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

10.21	Macquarie Bank Limited Credit Agreement dated December 10, 2004 (incorporated by reference to Exhibit 10.21 to the Form 10-KSB for the fiscal year ended December 31, 2004).

10.22	Amended Stock Option Plan dated May 19, 2005. *

21.1	List of subsidiaries.*

23.1	Consent of BDO Dunwoody LLP.*

31.1	Certification of President (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Exhibits filed herewith