Form 10QSB
period 2006-03-31
MINERA ANDES INC /WA
filed 2006-05-23
CIK 1030219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                  (Mark One)

         ☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

          ☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to __________
Commission file Number 000-22731

MINERA ANDES INC.
(Exact name of registrant as specified in its charter)

ALBERTA, CANADA
(State or other jurisdiction of incorporation or organization)

NONE
(I.R.S. Employer Identification No.)

111 E. MAGNESIUM ROAD, SUITE A, SPOKANE, WA 99208
(Address of principal executive offices)

(509) 921-7322
(Registrant’s telephone number)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              Yes ☐ No ☒

Shares outstanding as of May 15, 2006: 148,905,595 shares of common stock, with no par value

MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED BALANCE SHEETS
(U.S. Dollars - Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current:
Cash and cash equivalents	$3,554,601	$3,314,559
Receivables and prepaid expenses	113,160	95,777
Total current assets	3,667,761	3,410,336
Mineral properties and deferred exploration costs (Note 3)	5,062,337	4,470,174
Investment (Note 4)	22,611,703	17,505,938
Equipment, net	72,733	66,378
Total assets	$31,414,534	$25,452,826

LIABILITIES
Current:
Accounts payable and accruals	$651,945	$259,806
Bank loan interest payable	29,111	84,064
Bank loan (Note 5)	1,862,408	3,628,635
Total liabilities	2,543,464	3,972,505

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, unlimited number Authorized, none issued	--	--
Common shares, no par value, unlimited number authorized
Issued March 31, 2006 - 130,094,892 shares (Note 2) Issued December 31, 2005 - 108,484,137 shares	49,771,412	41,679,110
Contributed surplus	2,778,334	2,736,570
Accumulated deficit	(23,678,676)	(22,935,359)
Total shareholders’ equity	28,871,070	21,480,321
Total liabilities and shareholders’ equity	$31,414,534	$25,452,826

Approved by the Board of Directors:

/s/ Allen V. Ambrose	/s/ Bonnie L. Kuhn
Allen V. Ambrose, Director	Bonnie L. Kuhn, Director

The accompanying notes are an integral part of these consolidated financial statements.

 MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(U.S. Dollars - Unaudited)
			Period from
	Three Months Ended		July 1, 1994
			(inception)
	March 31, 2006	March 31, 2005	through March 31, 2006
Consulting fees	125,336	112,393	2,687,312
Depreciation	2,101	2,454	89,991
Equipment rental	--	--	21,522
Foreign exchange loss	27,392	16,430	206,320
Insurance	15,230	17,255	407,114
Legal, audit and accounting fees	87,283	36,792	1,865,713
Materials, supplies and maintenance	--	--	49,260
Office overhead and administration fees	70,662	46,417	2,767,443
Telephone	6,504	9,621	459,427
Transfer agent	5,308	947	144,242
Travel	14,071	22,656	560,565
Wages and benefits	80,741	52,013	2,996,727
Write-off of deferred exploration costs	--	--	8,540,235
Total expenses	434,628	316,978	20,795,871
Gain on sale of equipment	--	--	(112,330)
Gain on sale of property	--	--	(898,241)
Loss on investment (Note 4)	150,000	145,068	1,924,746
Interest income	(16,779)	(7,851)	(615,887)
Net loss for the period	567,849	454,195	21,094,159
Accumulated deficit, beginning of the period, as previously reported	22,935,359	19,180,452	--
Adjustment for change in accounting for stock-based compensation	--	--	678,569
	22,935,359	19,180,452	678,569
Adjustment on acquisition of royalty interest	--	--	500,000
Share issue costs	175,467	75,536	1,388,732
Deficiency on acquisition of subsidiary	--	--	17,215
Accumulated deficit, end of the period	$23,678,676	$19,710,183	$23,678,676
Basic and diluted net loss per common share	$0.01	$0.01
Weighted average common shares outstanding	114,833,841	73,532,878

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES
AND DEFERRED EXPLORATION COSTS
(U.S. Dollars - Unaudited)
			Period from
	Three Months Ended		July 1, 1994
			(inception)
	March 31, 2006	March 31, 2005	through March 31, 2006
Administration fees	$--	$--	$392,837
Assays and analytical	14,040	25,489	1,171,081
Construction and trenching	36,265	--	570,548
Consulting fees	37,304	47,151	1,359,253
Depreciation	5,042	6,253	227,276
Drilling	144,929	--	1,734,322
Equipment rental	33,787	766	539,040
Geology	135,232	105,039	4,202,220
Geophysics	--	39,033	374,960
Insurance	1,177	--	258,589
Legal	25,069	21,875	855,541
Maintenance	2,555	840	190,509
Materials and supplies	26,168	13,799	543,107
Project overhead	28,291	15,481	467,826
Property and mineral rights	5,730	11,646	1,459,813
Telephone	7,767	6,884	142,686
Travel	55,023	37,253	1,375,714
Wages and benefits	33,785	31,168	1,460,993
Costs incurred during the period	592,163	362,677	17,326,314
Balance, beginning of the period	4,470,174	2,827,655	--
Deferred costs, acquired	--	--	576,139
Deferred costs, contributed to MSC	--	--	(2,320,980)
Deferred costs written off	--	--	(8,540,235)
Mineral property option proceeds	--	--	(1,978,901)
Balance, end of the period	$5,062,337	$3,190,332	$5,062,337

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars - Unaudited)

			Period from
	Three Months Ended		July 1, 1994
			(inception)
	March 31, 2006	March 31, 2005	through March 31, 2006

Operating Activities:
Net loss for the period	$(567,849)	$(454,195)	$(21,094,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of incorporation costs	--	--	665
Write-off of deferred exploration costs	--	--	8,540,235
Loss on investment	150,000	145,068	1,924,746
Depreciation	2,101	2,454	89,991
Stock option compensation	41,764	9,244	1,489,765
Gain on sale of equipment	--	--	(112,330)
Gain on sale of mineral properties	--	--	(898,241)
Change in:
Receivables and prepaid expenses	(17,383)	2,459	(113,160)
Accounts payable and accruals	20,221	(2,508)	280,027
Cash used in operating activities	(371,146)	(297,478)	(9,892,461)
Investing Activities:
Incorporation costs	--	--	(665)
Purchase of equipment	(13,498)	(441)	(319,110)
Proceeds from sale of equipment	--	--	14,225
Proceeds from sale of property	--	--	898,241
Mineral properties and deferred exploration	(587,121)	(356,424)	(17,099,038)
Investment	(4,595,415)	(2,140,057)	(22,032,420)
Proceeds from sale of subsidiaries	--	--	9,398
Acquisition of royalty interest	--	--	(500,000)
Mineral property option proceeds	--	200,000	2,778,901
Cash used in investing activities	(5,196,034)	(2,296,922)	(36,250,468)

MINERA ANDES INC.
“An Exploration Stage Corporation”
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars - Unaudited)

			Period from
	Three Months Ended		July 1, 1994
			(inception)
	March 31, 2006	March 31, 2005	through March 31, 2006
Financing Activities
Shares and subscriptions issued for cash, less issue costs	7,916,835	7,701,085	47,807,143
Bank loan proceeds received	--	1,000,000	4,000,000
Repayment of bank loan	(2,000,000)	--	(2,000,000)
Bank loan interest payable	(109,613)	--	(109,613)
Cash provided by financing activities	5,807,222	8,701,085	49,697,530
Increase in cash and cash equivalents	240,042	6,106,685	3,554,601
Cash and cash equivalents, beginning of period	3,314,559	1,726,820	--
Cash and cash equivalents, end of period	$3,554,601	$7,833,505	$ 3,554,601

Supplementary disclosure of cash flow information:
Interest paid	$90,687	$7,337	$ 175,031

Non-cash investing and financing activities and other information:
Stock option compensation	$41,764	$9,244	$ 1,489,765
Capitalized interest (Note 5)	$54,660	$59,354	$ 233,068
Capitalized accreted interest expense (Note 5)	$233,773	$39,763	$ 472,408
Depreciation capitalized to mineral properties	$5,042	$6,253	$ 56,651
Accrual for finance costs related to MSC	$371,918	$--	$371,918
Adjustment for change in accounting for stock-based compensation	$--	$--	$ 678,569
Deferred costs, acquired	$--	$--	$ 576,139
Deferred costs, contributed to MSC	$--	$--	$ 2,320,980
Shares issued for acquisition	$--	$--	$ 575,537

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.
“An Exploration Stage Corporation”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. Dollars-Unaudited)

1. Accounting Policies, Financial Condition and Liquidity

The accompanying consolidated financial statements of Minera Andes Inc. for the three month periods ended March 31, 2006 and 2005 and for the cumulative period from inception (July 1, 1994) through March 31, 2006 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 10. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 2005 financial information has been derived from our audited consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in our annual report on Form 10-KSB (“the 2005 10-KSB”) for the year ended December 31, 2005 on file with SEDAR at www.sedar.com and with the Securities and Exchange Commission. The accounting policies set forth in the audited annual consolidated financial statements are the same as the accounting policies utilized in the preparation of these consolidated financial statements, except as modified for appropriate interim presentation.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of March 31, 2006, there was substantial doubt that we would be able to continue as a going concern.

For the three months ended March 31, 2006, we had a loss of approximately $568,000 and an accumulated deficit of approximately $23.7 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, we have financed our activities through the sale of equity securities, joint venture arrangements and debt facilities. We expect to use similar financing techniques in the future and are actively pursuing such additional sources of financing.

Although there is no assurance we will be successful in these actions, management believes they will be able to secure the necessary financing to enable us to continue as a going concern. Accordingly, these financial statements do not reflect adjustments to the carrying value of assets and liabilities, and the reported revenues and expenses and balance sheet classifications used that would be necessary if the going concern assumption were not appropriate. Such adjustments could be material.

Although we have taken steps to verify title to mineral properties in which we have an interest, in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee title. Property title may be subject to unregistered prior agreements and noncompliance with regulatory requirements.

2. Changes to Share Capital
	Number of Shares	Amount
Balance, January 1, 2006	108,484,137	$41,679,110
Issued for cash on exercise of stock options	470,000	205,103
Issued for cash on exercise of warrants	6,929,592	3,488,955
Issued for cash on exercise of broker warrants	1,054,474	632,244
Issued for cash (private placement Cdn$0.35 each)	13,156,689	3,766,000
Balance, March 31, 2006	130,094,892	$49,771,412

On March 8, 2006, we completed the second private placement with Mr. Robert McEwen and sold 13,156,689 units at a price of Cdn$0.35 per unit for gross proceeds of Cdn$4,604,841 (US$3,970,718). Each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.55 per share at any time prior to the earlier of: a) the date which is the 15th trading day after receiving notice from Minera Andes that the weighted average price of the common shares on the TSX Venture Exchange has been equal to or greater than Cdn$1.00 for a period of 20 consecutive trading days commencing 120 days after the date of issuance of the warrants, and b) March 8, 2008.

The agents received a cash commission of 5% of the gross proceeds of the financing, Cdn$237,411 (US$204,718), and 322,339 broker warrants, equal to 2.45% of the aggregate number of units sold. Each broker warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.55 per common share at any time prior to the earlier of: a) the date which is the 15th trading day after receiving notice from Minera Andes that the weighted average price of the common shares on the TSX Venture Exchange has been equal to or greater than Cdn$1.00 for a period of 20 consecutive trading days commencing 120 days after the date of issuance of the warrants, and b) March 8, 2008.

Subsequent to March 31, 2006, we issued 140,000 common shares for the exercise of stock options, 17,862,873 common shares for the exercise of warrants and 188,830 common shares for the exercise of broker warrants for total gross proceeds of $8,988,363. Refer to Note 11 for additional details for 14,285,714 of the common shares issued for the exercise of warrants subsequent to March 31, 2006.

3. Mineral Properties and Deferred Exploration Costs

At March 31, 2006, we, through our subsidiaries, hold interests in approximately 439,804 acres (177,986 hectares) of mineral rights and mining lands in three Argentine provinces. Under its present acquisition and exploration programs, we are continually acquiring additional mineral property interests and exploring and evaluating our properties. If, after evaluation, a property does not meet our requirements, then the property and deferred exploration costs are written off to operations. Mineral property costs and deferred exploration costs, net of mineral property option proceeds, are as follows:

2006 COSTS BY PROPERTY
Description	San Juan Cateos	Santa Cruz Cateos	Chubut Cateos	General Exploration	Total
Balance, beginning of period	$1,149,286	$3,099,502	$221,386	$--	$4,470,174
Assays and analytical	786	9,144	1,363	2,747	14,040
Construction and trenching	36,265	--	--	--	36,265
Consulting fees	1,158	5,186	4,226	26,734	37,304
Depreciation	--	--	--	5,042	5,042
Drilling	144,929	--	--	--	144,929
Equipment Rental	33,787	--	--	--	33,787
Geology	95,194	16,419	2,163	21,456	135,232
Insurance	--	--	--	1,177	1,177
Legal	--	--	--	25,069	25,069
Maintenance	1,846	84	--	625	2,555
Materials and supplies	21,102	822	2,366	1,877	26,168
Project overhead	5,324	331	1,732	20,903	28,291
Property and mineral rights	4,413	1,208	109	--	5,730
Telephone	3,205	1,279	19	3,264	7,767
Travel	35,935	3,971	204	14,913	55,023
Wages and benefits	7,321	2,253	--	24,211	33,785
Overhead allocation	126,721	18,122	3,176	(148,019)	--
Balance, end of period	$1,667,272	$3,158,321	$236,744	$--	$5,062,337

The San Juan Province project comprises five properties totaling 24,318 hectares (“ha”) (2005 - 24,318 ha) in southwestern San Juan province. At present, these lands are not subject to a royalty; however, the government of San Juan has not waived its rights to retain up to a 3% "mouth of mine" royalty from production. Land holding costs for 2006 are estimated at $1,616.

We currently control 15 (2005 - 15) cateos and 40 (2005 - 40) manifestations of discovery totaling 102,789 (2005 - 102,789) ha in the Santa Cruz province. Land holding costs for 2006 are estimated at $3,819. We have been actively exploring in the region since 1997. The properties have been acquired on the basis of geologic and geochemical reconnaissance. Expenditures in 2006 relate to land acquisition and reconnaissance geologic surveys on the acquired properties. Geologic evaluation of these targets is ongoing.

We hold 13 (2005 - 13) manifestations of discovery in the Precordilleran region of Chubut, totaling 10,380 (2005 - 10,380) ha. Land holding costs for 2006 are estimated at $1,300.

4. Investment (San José Project)

The investment in Minera Santa Cruz S.A. (“MSC”) is comprised of the following:
2006
Investment in MSC, January 1, 2006	$17,505,938
Plus:
Deferred costs incurred	796,765
Advances during the period	4,459,000
Loss from equity investment	(150,000)
Investment in MSC, March 31, 2006	$22,611,703

The San José project is owned by Minera Santa Cruz S.A., an Argentine corporation owned by Minera Andes Inc. (49%) and Mauricio Hoschschild & Cia. Ltda. (“MHC”) (51%). Our obligation will be 49% of the exploration costs related to the San José project, to maintain our interest in MSC.

Deferred costs of $796,765 include, among other things, engineering consulting costs, legal fees, and interest and finance costs related to our investment in MSC.

Subsequent to March 31, 2006, we made further payments of $1,470,000 to fund our 49% interest in the San José project.

5. Bank Loan

In December 2004, we secured a two-year loan facility of up to $4 million from Macquarie Bank Limited (“Macquarie”). All amounts advanced are due in December 2006. This facility was provided in two tranches to fund our 49% portion of the costs of completing a bankable feasibility study and related development work for the San José/Huevos Verdes gold/silver project in Argentina.

The commercial terms of the loan include a facility fee of 1.5% of the principal amount of each tranche at the time of the advance and interest of LIBOR plus 2% per year, currently totaling approximately 6.5% per year. In addition, as further explained below, we issued share purchase warrants for each tranche. The warrants exercise price was calculated at a 20 percent premium to the volume weighted average of our common stock determined from the ten business days prior to acceptance of the loan facility. Each warrant was exercisable for two years. The loan is collateralized by our interest in Minera Andes S.A., our 49% interest in MSC, and personal property.

We received $1,000,000 of the first tranche in December 2004 and the remaining $1,000,000 of the first tranche in February 2005. In connection with the first tranche, we issued share purchase warrants to acquire 2,738,700 of our common stock at an exercise price of Cdn $0.91 per share. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield - Nil; risk free interest rate - 3.53%; expected volatility of 62% and an expected life of 24 months. The difference between the allocated fair value and the face value of the debt of $346,200 was initially recorded as a debt discount with a corresponding entry to contributed surplus.

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

The debt discount is being accreted and capitalized to our investment in MSC (Note 4) over the term of the debt using the effective interest rate method. For the three month period ended March 31, 2006, $233,773 of debt discount was accreted.

The bank loan and debt discount are summarized as follows:
	Face Amount	Discount	Carrying Value
Bank loan, initial and second tranche, being the balance at January 1, 2006	$4,000,000	$371,365	$3,628,635
Accretion of debt discount	--	(233,773)	233,773
Repayment of second tranche	(2,000,000)	--	(2,000,000)
Bank loan, initial tranche, being the balance at March 31, 2006	$2,000,000	$137,592	$1,862,408

As at March 31, 2006, interest expense incurred of $54,660 (March 31, 2005 -$23,015), and accreted interest expense related to the debt discount of $233,773 were capitalized to the Investment in MSC (Note 4).

6. Stock Options

A summary of the status of the Company’s stock option plan as of March 31, 2006 is:

	Options	Weighted Average Exercise Price (Cdn)
Outstanding at January 1, 2006	6,745,000	$0.54
Exercised	(470,000)	$0.50
Outstanding at March 31, 2006	6,275,000	$0.54
Exercisable at March 31, 2006	6,218,750	$0.54

At March 31, 2006, there were options held by directors, officers, employees and consultants of the Company for the purchase of common shares as follows:

Number of Shares	Exercise Price	Expiry Date
575,000	Cdn$0.40	June 27, 2007
1,370,000	Cdn$0.59	December 5, 2008
100,000	Cdn$0.50	March 29, 2009
1,325,000	Cdn$0.55	September 10, 2009
50,000	Cdn$0.61	December 14, 2009
2,300,000	Cdn$0.60	December 28, 2010
555,000	Cdn$0.31	March 21, 2013
6,275,000

Concerning stock option compensation, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for employee and non-employee option grants:

	2006	2005
Dividend yield (%)	-	-
Expected volatility (%)	85	85
Risk-free interest rates (%)	4.32	3.40
Expected lives (years)	4.75	5.0

We recorded $41,764, and $9,244 of stock option compensation, related to the vesting of certain non-employee stock options, during the three months ended March 31, 2006 and 2005, respectively.

7. Warrants

	Warrants	Weighted Average Exercise Price (Cdn)
Outstanding and exercisable, January 1, 2006	36,505,798	$0.61
Purchase warrants	6,578,344	$0.55
Brokers’ warrants	322,339	$0.55
Exercised	(7,984,066)	$0.58
Outstanding and exercisable, March 31, 2006	35,422,415	$0.59

At March 31, 2006, there were warrants outstanding and exercisable as follows:

Number of Warrants	Exercise Price	Expiry Date
2,738,700	Cdn$0.91	December 14, 2006
218,158	Cdn$0.70	March 22, 2007
1,002,343	Cdn$0.55	November 25, 2007
7,707,370	Cdn$0.55	December 20, 2007
377,661	Cdn$0.55	December 20, 2007
6,578,344	Cdn$0.55	March 8, 2008
322,339	Cdn$0.55	March 8, 2008
7,613,275	Cdn$0.50	November 13, 2008
8,864,225	Cdn$0.70	March 22, 2010
35,422,415

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

g.
During 2005, MSC signed agreements with third party providers relating to the development of the San José/Huevos Verdes project. Our 49% portion of these commitments is approximately $975,000. These commitments are expected to be completed by March 31, 2007.

h.
In March 2005, MSC discovered an alleged employee fraud committed by the former purchasing manager during the period June 2004 through March 2005. Respective to our 49% interest, the fraud amounted to approximately $57,000 in 2004 and $78,000 in 2005. MSC will vigorously pursue full recovery but the final amount recoverable is not certain at this time. Canadian accounting standards require a high level of certainty in recording a recovery on the balance sheet that is contingent on future events, as a result the full amount of the fraud for each year respectively, has been written off against our investment in MSC and is included in our loss from equity investment (Note 4). Funds recovered in the future related to the fraud will be recorded if and when they are received.

9. Related Party Transactions

During the three-month period ended March 31, 2006 we incurred legal fees to a firm in which a director and officer is an associate totaling $15,637 (three-month period ended March 31, 2005 - $10,185). This transaction was in the normal course of operations was measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

10. Differences between Canadian and United States Generally Accepted Accounting Principles

As discussed in Note 1, these financial statements are prepared in accordance with Canadian generally accepted accounting principles (“GAAP”). Differences between Canadian and United States generally accepted accounting principles (“U.S. GAAP”) as they apply to these financial statements are summarized as follows:

Compensation Expense Associated with Release of Shares from Escrow

Under U.S. GAAP, stock compensation expense is recorded as shares held in escrow become eligible for release based upon the number of shares eligible for release and the market value of the shares at that time. Under Canadian GAAP, no value is attributed to such shares released and no compensation expense is recorded. Shares become eligible for release from escrow based on deferred exploration expenditure in accordance with the Escrow Agreement and with the consent of the TSX Venture Exchange. During the three months ended March 31, 2006, the year ended December 31, 2005 and for the period from July 1, 1994 (inception) through March 31, 2006, we would have recorded compensation expense of $nil, $nil and $6,324,914 respectively, under U.S. GAAP.

Mineral Properties and Deferred Exploration Costs

The U.S. Securities and Exchange Commission staff has taken the position that a U.S. registrant without proven and probable economic reserves, in most cases, could not support the recovery of the carrying value of deferred exploration costs. Our investment in MSC has proven and probable reserves but MSC did not receive government approval of the Environmental Impact Assessment (EIA) until the first quarter of 2006. Therefore, we have presented the effect of expensing all deferred exploration costs through December 31, 2005 as a reconciling item between U.S. and Canadian GAAP and have capitalized all deferred exploration costs related to MSC made subsequent to December 31, 2005 allowable under US GAAP totaling $4,502,746 for the three months ended March 31, 2006.

As our investment in MSC through December 31, 2005 was effectively an investment in a property without proven and probable reserves, all investment in MSC through December 31, 2005 has been expensed for U.S. GAAP purposes. Beginning on January 1, 2006, it is considered to be an investment in a property with proven and probable reserves and it is therefore capitalized.

Subsequent to December 31, 2005, deferred exploration costs allowed under US GAAP related to MSC are not a reconciling item as they are capitalized for both U.S. and Canadian GAAP.

Stock Based Compensation

Beginning January 1, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-based Compensation" (“SFAS 123R”) which essentially conforms the accounting treatment under U.S. GAAP to the accounting treatment under Canadian GAAP for stock option grants, but some differences may remain. For the three months ended March 31, 2006, the Company expensed $41,764 under Canadian GAAP and U.S. GAAP, representing the amortization of a portion of the fair value of stock options granted to employees.

The Company accounts for stock-based compensation in accordance with the SFAS 123R. SFAS 123R received approval in January 2005 and requires the recognition of the fair values of the stock options granted as compensation expense over the vesting period. Prior to this, as permitted by SFAS 123, the Company did not adopt the provisions in respect of the fair value based method of accounting for all of the employee stock-based transactions and, instead, included the required pro forma disclosure as if this method had been applied for options granted. Beginning January 1, 2006, the Company adopted the recommendations of SFAS 123R, and has applied the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, no prior periods were restated or cumulative adjustments recorded upon the adoption of this standard

Had the Company applied the new standard using the modified retrospective method, which permits restatement using amounts previously disclosed under the pro forma provisions of SFAS 123, compensation related to stock options would have impacted the pro forma amounts. Since we did not grant any options to employees for the three months ended March 31, 2005, the new US requirements has not created differences between Canadian and U.S. GAAP with respect to shareholders’ equity at March 31, 2005 nor the net loss for the three months ended March 31, 2005.

The net income under US GAAP for the three months ended March 31, 2005 has been restated. Beginning January 1, 2006, the Company adopted the recommendations of SFAS 123R, and has applied the recommendations of this standard using the modified prospective method. Previously the Company, under US GAAP, continued to follow Accounting Principle Board Opinion No. 25 “Accounting for stock issued to employees” and related interpretations to account for stock options issued to employees, options issued with an exercise price denominated in a currency other then its functional currency are not considered fixed and variable accounting is required in accordance with Emerging Issues Task Force (“EITF”) 00-23 Issue 31. Under variable accounting, the intrinsic value of the options issued to employees is remeasured on each balance sheet date, with the adjustment charged to the Statement of Operations. The effect of remeasurement was to decrease (increase) the stock compensation expense by $277,333 for the three months ended March 31, 2005. Upon adoption of SFAS 123R variable accounting is no longer required and no adjustment is required for the three months ended March 31, 2006.

The impact of this US GAAP restatement, which has no impact on the Canadian GAAP financial statements, is as follows:

	Previously reported	As restated
Net loss under US GAAP, March 31, 2005	$(2,624,775)	$(2,902,108)
Loss per share	$(0.04)	$(0.04)

Warrants
Under Canadian GAAP, no value was assigned to the warrants granted to the agents in connection with the private placement of 13,156,689 (2005 - 35,595,190) units which were issued in March 2006, March 2005 and December 2005. Under US GAAP, the warrants were valued on the closing date of the private placements, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions:
	Agent Warrants
	2006	2005
Number of Warrants	322,339	1,650,293
Risk-free rate	4.72%	4.33%
Dividend yield	Nil %	Nil %
Volatility factor of the expected market price of the Company’s common shares	75%	59%
Weighted average expected life of the warrants (months)	24	24
Value of warrants	$212,867	$198,273

The value of the agent warrants was charged as commission against share capital as share issuance costs per our accounting policy; thus there is no effect on shareholder’s equity.

Bank Loan
Under Canadian GAAP, the corresponding entry to record the debt discount of $346,200 related to the first tranche warrants and $263,800 related to the second tranche warrants granted to Macquarie Bank in connection with a credit facility (Note 5) was charged to contributed surplus. Under US GAAP, as the Company is required to maintain its listed company status as part of the loan covenant, in accordance with Emerging Issues Task Force (“EITF”) 00-19, the fair value of the warrants was recorded as a liability. Subsequent to the initial measurement, the discount is remeasured on each balance sheet date or upon exercise of the warrants, based on the fair value of the warrants with the adjustment charged to the Statement of Operations and Accumulated Deficit. The effect of remeasurement was to increase the fair value of the liabilities by $2,050,496 (2005 - $704,892) which was debited to the Statement of Operations. On March 2, 2006, Macquarie exercised all of the second tranche warrants. The discount on these warrants was remeasured and included in the adjustment above. The fair value of the liability associated with the second tranche warrants as at March 2, 2006 was $1,451,623. Upon exercise of the warrants, the associated liability was transferred to shareholders’ equity. These GAAP differences related to warrants would result in total liabilities under US GAAP purposes to be increased by $2,051,357 (December 31, 2005 - $1,686,257) from liabilities under Canadian GAAP to $4,594,821, as at March 31, 2006 (December 31, 2005 - $5,658,762). Under US GAAP, the fair value of the warrants is recognized on the Consolidated Balance Sheet as deferred financing costs and is amortized on a straight line basis over the term of the debt. This would result in total assets under US GAAP purposes to be $8,380,832, as at March 31, 2006 (December 31, 2005 - $3,848,079).

The fair value of the first tranche warrants, as at March 31, 2006, was calculated to be $1,913,765 using the Black-Scholes option pricing model with the following assumptions: dividend yield - Nil; risk free interest rate - 3.53%; expected volatility of 64.25% and an expected life of 9 months. The fair value of the second tranche warrants, as at March 2, 2006, was calculated to be $1,451,623 using the Black-Scholes option pricing model with the following assumptions: dividend yield - Nil; risk free interest rate - 3.53%; expected volatility of 57.34% and an expected life of 17 months. Upon exercise of the warrants, the fair value was transferred to shareholders’ equity.

Impact on Consolidated Financial Statements
The impact of the above on the interim consolidated financial statements is as follows:
	March 31, 2006	December 31, 2005
Shareholders’ equity, end of period, per Canadian GAAP	$28,871,070	$21,480,321
Adjustment for mineral properties and deferred exploration costs	(5,062,337)	(4,470,174)
Adjustment for mineral property and deferred exploration cost portion of investment [adjust for costs through 12/31/05 only]	(18,108,957)	(17,505,938)
Loss on revaluation of liability for warrants subject to registration rights	(2,755,388)	(704,892)
Adjustment arising upon exercise of warrants subject to registration rights	1,451,623	-
Adjustment for the debt discount	(610,000)	(610,000)
Shareholders’ equity (Capital Deficit), end of period, per US GAAP	$3,786, 011	$(1,810,683)

	Three Months Ended
	March 31, 2006	March 31, 2005	Period from July 1, 1994 (inception) through March 31, 2006
		(restated)*
Net loss for the period, per Canadian GAAP	$(567,849)	$(454,195)	$(21,094,159)
Adjustment for acquisition of Scotia	--	--	(248,590)
Adjustment for compensation expense	--	--	(5,453,160)
Loss on revaluation of liability for warrants subject to registration rights	(2,050, 469)	42,527	(2,755,388)
Adjustment for deferred exploration costs, net	(592,163)	(362,677)	(5,062,337)
Adjustment for investment	(603,019)	(1,850,430)	(18,108,957)
Adjustment for variable intrinsic value	-	(277,333)	(304,925)
Net loss for the period, per U.S. GAAP	$(3,813,527)	$(2,902,108)	$(53,027,516)
Basic and diluted net loss per common share, per U.S. GAAP	$(0.03)	$(0.04)
* See note (c) above

	March 31, 2006	Dec. 31, 2005
Total liabilities, per Canadian GAAP	$2,543,464	$3,972,505
Adjustment for the debt discount	610,000	610,000
Adjustment for amortization of debt discount	(472,408)	(238,635)
Adjustment to recognize warrant liability	610,000	610,000
Loss on revaluation of liability for warrants subject to registration rights	2,755,388	704,892
Adjustment arising upon exercise of warrants subject to registration rights	(1,451,623)	-
Total liabilities, per US GAAP	$4,594,821	$5,658,762

	March 31, 2006	Dec. 31, 2005
Total asset, per Canadian GAAP	$31,414,534	$25,452,826
Adjustment for mineral properties and deferred exploration costs	(5,062,337)	(4,470,174)
Adjustment for mineral property and deferred exploration cost portion of investment	(18,108,957)	(17,505,938)
Adjustment for deferred financing costs	610,000	610,000
Amortization of deferred financing costs	(472,408)	(238,635)
Total assets, per US GAAP	$8,380,832	$ 3,848,079

	March 31, 2006	March . 31, 2005	Period from July 1, 1994 (inception) through March 31, 2006
Cash flows used in operating activities under Canadian GAAP	$(371,146)	(297,478)	$(9,892,461)
Adjustment related to investment	(603,019)	(2,140,057)	(18,040,024)
Adjustment related to mineral properties	(587,121)	(356,424)	(17,099,039)
Cash flows used in operating activities under US GAAP	$(1,561,286)	(2,793,959)	$(45,031,524)

Cash flows used in investing activities under Canadian GAAP	$(5,196,034)	(2,296,922)	$(36,250,468)
Adjustment related to investment	603,019	2,140,057	17,437,005
Adjustment related to mineral properties	587,121	356,424	17,099,039
Cash flows used in investing activities under US GAAP	$(4,005,894)	199,559	$(1,111,405)

New U.S. Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment”, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because share-based stock option awards, a predominate form of stock compensation for us, were not recognized as compensation expense under APB 25. Statement 123R requires the cost of the award, as determined on the date of grant at fair value, to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The grant-date fair value of the award will be estimated using an option-pricing model. The Company adopted the statement using the modified-prospective method on January 1, 2006. The Company currently discloses the effect of expensing stock options under a fair value approach using the Black-Scholes pricing model in Note 7 to these Condensed Consolidated Financial Statements.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and modifies the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. APB 20 previously required that such a change be reported as a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the financial statements of the Company.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement.

When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The adoption of revised SFAS No. 154 is not expected to have a material effect on our consolidated financial statements.

In March 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of revised FIN 47 is not expected to have a material effect on our consolidated financial statements.

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The adoption of revised SFAS No. 153 is not expected to have a material effect on our consolidated financial statements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140". Among other things, the SFAS No. 155 permits the election of fair value remeasurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, Accounting for Derivative Instruments and Hedging Activities. These hybrid financial instruments would include both assets and liabilities. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006.

In September 2005, the FASB ratified the consensus reached by the EITF on Issue 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues ("EITF 05-7"). According to EITF Issue 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," an exchange of debt instruments having substantially different terms (or a substantial modification of the terms of existing debt) is deemed tantamount to a debt extinguishment. In EITF 05-7, the Task Force provides the following additional guidance in the application of EITF 96-19:

In determining whether a substantial modification has been made to a convertible debt instrument (and thus whether an extinguishment has occurred), the change in fair value of the related embedded conversion option should be included in the EITF96-19 analysis, with such change calculated as the difference between the fair values of the option immediately before and after the modification. The modification of a convertible debt instrument should affect subsequent recognition of interest expense with respect to changes in the fair value of the embedded conversion option. A new beneficial conversion feature should not be recognized nor should an existing one be reassessed upon modification to a convertible debt instrument (i.e., the only value associated with the modification of the embedded conversion option to be accounted for should be the change in its fair value). The foregoing consensus is effective for future modifications of debt instruments beginning in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted.

11. Subsequent Event

As included in the share capital activity which occurred subsequent to March 31, 2006, referred to in Note 2, in May 2006, Mr. Robert McEwen completed the early exercise of all the common share purchase warrants he held in the company. As a result, a total of 14,285,714 common shares were issued resulting in gross proceeds of Cdn$7,857,143 to Minera Andes. In addition, Mr. McEwen has reported that he purchased 1.2 million shares in the market at Cdn$1.10 per share, during March. Following his initial investment in Minera Andes four months ago, Mr. McEwen has increased his holdings to 30% of the company and is our largest shareholder.

In consideration for the early exercise of all his common share purchase warrants, Minera Andes issued to Mr. McEwen 2 million new common share purchase warrants. Each new warrant will entitle McEwen to purchase one common share at an exercise price of Cdn$1.80 per share for a term of 12 months expiring on May 5, 2007. The broker assisting in the transaction received a fee of Cdn$50,000. The warrants will be subject to a hold period expiring on September 6, 2006 (4 months and 1 day).

Minera Andes has received a total of approximately $13.3 million from the exercise of warrants and options, including Mr. McEwen’s warrants, since the beginning of the year. As a result, Minera Andes has determined not to proceed with a previously announced bridge financing for US$5 million. Consequently, Minera Andes will not issue the approximately 6.1 million two-year share purchase warrants (exercisable at Cdn$0.93 each) that were to have been issued in connection with this debt financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Minera Andes’ audited consolidated financial statements and notes thereto for the year ended December 31, 2005 and the unaudited consolidated interim financial statements and notes thereto for the period ended March 31, 2006, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. These statements along with additional information relating to Minera Andes are available on SEDAR at www.sedar.com. Financial condition and results of operations are not necessarily indicative of what may be expected in future years.

All amounts in this discussion are in US Dollars unless otherwise indicated.

Note Regarding Forward-Looking Statements

The information in this report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“1934 Act”), and is subject to the safe harbor created by those sections. Factors that could cause results to differ materially from those projected include, but are not limited to, results of current exploration activities, the market price of precious and base metals, the availability of joint venture partners or sources of financing, and other risk factors detailed in Part II, Item 1A, and in our other Securities and Exchange Commission filings.

Overview

Minera Andes was incorporated in Alberta in July 1994 and went public in November 1995 through an amalgamation with Scotia Prime Minerals, Incorporated, also an Alberta Corporation. We are a reporting issuer in Alberta, British Columbia, Ontario and Nova Scotia and trade our common shares on the TSX Venture Exchange under the symbol MAI. We are also a Form 10-K (Form 10-KSB for years prior to 2006) filer in the U.S. and trade on the NASD OTCBB under the symbol MNEAF.

The principal business of Minera Andes is the exploration and development of mineral properties, located primarily in the Republic of Argentina, consisting of mineral rights and applications for mineral rights, covering approximately 439,804 acres (177,986 hectares) in three provinces in Argentina. We carry out our business by acquiring, exploring and evaluating mineral properties through our ongoing exploration program. Following exploration, we either seek to enter joint ventures to further develop these properties or dispose of them if the properties do not meet our requirements. Our properties are all early stage exploration properties, except for the San José property, which is an advanced-stage exploration/development project.

Through our subsidiaries and joint ventures we own a 49% equity interest in Minera Santa Cruz (MSC), which owns the San José gold/silver property in Southern Argentina, and a 100% interest in over 10 mineral properties in Argentina. MSC made a formal decision through its board of directors to place the San José project into production in March 2006.

After receiving a positive feasibility study supporting development of a mine on the San José property in October of 2005, MSC submitted an Environmental Impact Assessment (EIA) study to seek permitting approvals to build a mine from the province of Santa Cruz. MSC then formalized the decision to proceed to place the project into production. In March of 2006, we received the approval of the EIA and are proceeding to build the mine to place the San José project into production by the first quarter of 2007. We anticipate financing completion of the San José project with a banking credit facility. A letter of intent for the credit facility is currently in place and the bank’s due diligence and the final agreement are in the process of being finalized.

On other properties, we commenced drilling at the Los Azules porphyry copper project in the San Juan province, central Argentina in February 2006. A total of 36 holes, totaling approximately 9,000 meters, are planned for the current campaign. Eleven holes were drilled by May 2006 and the remaining holes will be drilled after the austral winter in the fourth quarter of 2006. The holes will be drilled to a depth of 250 meters. This drilling will test a known area of leachable (chalcocite) copper mineralization currently defined by 8 previous drill holes. In addition, the area is defined by a deep penetrating IP chargeability anomaly and, on its eastern flank, a magnetic low recognized in both airborne and ground surveys. The area to be drilled covers approximately 2,500 by 750 meters. Holes will be drilled at a grid spacing of 200 meters east-west and 400 meters north-south.

In May 2006, we also commenced drilling at our Cerro Mojón gold/silver project in Santa Cruz province, Argentina. The drill plan calls for a total of 2,250 meters of drilling in 12 holes varying in depth between 100 and 300 meters

Within our mineral exploration land in Argentina our focus is primarily on gold, silver and copper mineralized targets. In addition, several new exploration properties have been acquired through the filing of mineral applications. These properties reveal numerous similarities to Minera Andes’ San José property in northern Santa Cruz province. Two properties, Cerro Mojón and San Agustin, contain several mineralized structures with favorable geologic indicators and silver values up to 10 ounces per ton. Other prospects contain structures with sinter-like quartz veining.

Plan of Operations

At quarter end, we had working capital of approximately $1.1 million. Subsequent to March 31, 2006, we received approximately $9 million from the exercise of warrants and options.

We have budgeted and plan to spend approximately $3.6 million for our mineral property and exploration activities, other than the San José project, and for other general and administrative expenses through 2006, with work being conducted on several properties including an ongoing reconnaissance program designed to make new acquisitions. In addition, the 2006 budget for the exploration, development and construction to place the San José project into production by the first quarter of 2007 is approximately $59 million, of which we will fund $6.5 million and the balance will be funded by our partners, MHC, and a project financing facility. The San José project is owned by MSC, an Argentine corporation owned by Minera Andes Inc. (49%) and MHC (51%) the operator of the project. In October of 2005, a positive feasibility was delivered and MSC secured a letter of intent for a non-recourse debt financing to complete construction of the project. If this financing is completed we may not be required to spend additional equity funds on the project, however, the financing of the project is uncertain at this time. To maintain our 49% interest in MSC we may need to raise additional funds in 2006. If we cannot match MHC pro rata, we expect to have our interest in the San José project diluted in accordance with the joint venture agreement. Failure by either party to contribute to work programs will result in simple dilution of that party’s interest in the project. If additional funds are raised during 2006 through the exercise of warrants or options, a further equity financing, debt financing, the sale of property interests, or joint venture financing, additional exploration would be planned and carried out on our properties. If we were to develop a property or a group of properties beyond the exploration stage, substantial additional financing would be necessary. Such financing would likely be in the form of equity, debt, or a combination of equity and debt. There is no assurance that such financing, if necessary, would be available to us on favorable terms.

Results of Operations

First quarter 2006 compared with first quarter 200

We had a net loss of approximately $568,000 for the first quarter of 2006, compared to a net loss of $454,000 for the first quarter of 2005 due to loss on investment. Total mineral property and deferred exploration costs were approximately $592,000 during the first quarter of 2006, compared with approximately $363,000 spent in the first quarter of 2005. The costs are associated with ongoing reconnaissance exploration programs, new property acquisitions, evaluation of existing properties, and exploration at our Los Azules project.

Administrative expenditures for the quarter ended March 31, 2006 included $125,336 in consulting fees. The costs are associated with our investor relations program and stock compensation expense for consultants. Legal, audit and accounting activities were $87,283 for the quarter ended March 31, 2006 compared to $36,792 in the same period last year. Travel for the quarter ended March 31, 2006 was $14,071 compared with $22,656 in the same period in 2005. Foreign exchange loss was $27,392 for the quarter ended March 31, 2006 compared with a loss of $16,430 in the same period in 2005.

In the first quarter of 2006, we completed the second private placement with Mr. McEwen and sold 13,156,689 units at a price of Cdn$0.35 per unit for gross proceeds of Cdn$4,604,841 (US$3,970,703). Each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.55 per share at any time prior to the earlier of: a) the date which is the 15th trading day after receiving notice from Minera Andes that the weighted average price of the common shares on the TSX Venture Exchange has been equal to or greater than Cdn$1.00 for a period of 20 consecutive trading days commencing 120 days after the date of issuance of the warrants, and b) March 8, 2008.

The agents received a cash commission of 5% of the gross proceeds of the financing and 322,339 broker warrants, equal to 2.45% of the aggregate number of units sold. Each broker warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.55 per common share at any time prior to the earlier of: a) the date which is the 15th trading day after receiving notice from Minera Andes that the weighted average price of the common shares on the TSX Venture Exchange has been equal to or greater than Cdn$1.00 for a period of 20 consecutive trading days commencing 120 days after the date of issuance of the warrants, and b) March 8, 2008.

We intend to use the proceeds from the offering to fund our investment in MSC and for general corporate purposes.

Liquidity and Capital Resources

Due to the nature of the mining industry, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, we have financed our activities through the sale of equity securities, joint venture arrangements and debt facilities. We expect to use similar financing techniques in the future. However, there can be no assurance that we will be successful with such financings. See “Plan of Operations”.

At March 31, 2006 we had cash and cash equivalents of approximately $3.6 million compared to approximately $7.8 million at March 31, 2005. Working capital at March 31, 2006 was approximately $1.1 million. Subsequent to the quarter end, we received approximately $9 million from the exercise of warrants and options. These funds, together with funds from joint ventures on the San José project, are sufficient, as estimated by management, to cover our budgeted expenditures for mineral property and exploration activities on our properties in Argentina and general and administrative expenses through the end of 2006. Our operating activities used approximately $371,000 in the first quarter of 2006 compared with using approximately $297,000 in the first quarter of 2005. Administrative expenditures for the period included approximately $125,000 in consulting fees (a decrease of $13,000 over the same period last year); approximately $14,000 in travel; approximately $71,000 in office overhead and approximately $7,000 in telephone expenditures. These costs are due to our investor relations and public relations program.

Investing activities used approximately $5.2 million, due to funding our 49% interest in the San Jose project, less property option proceeds received, and expenditures related to mineral properties and deferred exploration in the first quarter of 2006 compared with approximately $2.3 million used in the first quarter of 2005.

Financing activities provided approximately $5.8 million, as a result of a private placement, exercise of warrants, broker warrants and options, and repayment of bank loan in the first quarter of 2006 compared with approximately $8.7 million provided in the first quarter of 2005. Cash and cash equivalents increased in the first quarter by approximately $240,000 in 2006 compared with an increase of approximately $6.1 million in the same period in 2005.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, our ability to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of March 31, 2006, there was significant doubt that we would be able to continue as a going concern. (See Auditor’s Comment in the December 31, 2005 Audit Report and Note 1 in the December 31, 2005 Financial Statements).

For the three months ended March 31, 2006, we had a loss of approximately $568,000 and an accumulated deficit of approximately $23.7 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, we have financed our activities through the sale of equity securities, debt facilities and joint venture arrangements. We expect to use similar financing techniques in the future and is actively pursuing such additional sources of financing.

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

We review the carrying value of our investment in MSC and in other mineral properties on a regular basis. This review includes, but is not limited to, the timing of exploration and/or development work, work programs proposed, the exploration results achieved by Minera Andes and others, sales and/or joint venture value, current market price of minerals, ability to finance ongoing development and, in the case of producing properties, the estimated future operating results and net cash flows. When the carrying value of a property is estimated to exceed its net recoverable amount, provision is made for the decline in value. If a property is abandoned, the property and deferred exploration costs will be written off to operations

Recent U.S. Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment”, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because share-based stock option awards, a predominate form of stock compensation for us, were not recognized as compensation expense under APB 25. Statement 123R requires the cost of the award, as determined on the date of grant at fair value, to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The grant-date fair value of the award will be estimated using an option-pricing model. The Company adopted the statement using the modified-prospective method on January 1, 2006. The Company currently discloses the effect of expensing stock options under a fair value approach using the Black-Scholes pricing model in Note 7 to these Condensed Consolidated Financial Statements.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and modifies the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. APB 20 previously required that such a change be reported as a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the financial statements of the Company.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement.

When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The adoption of revised SFAS No. 154 is not expected to have a material effect on our consolidated financial statements.

In March 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of revised FIN 47 is not expected to have a material effect on our consolidated financial statements.

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of revised SFAS No. 153 is not expected to have a material effect on our consolidated financial statements

In December 2004, FASB issued (“SFAS”) No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that do not file as a small business issuer, SFAS No. 123(R) is effective for the first annual reporting period beginning after December 15, 2005.

Subsequent events

Subsequent to March 31, 2006, we issued 140,000 common shares for the exercise of stock options, 17,862,873 common shares for the exercise of warrants and 188,830 common shares for the exercise of broker warrants for total gross proceeds of $8,988,363.

Included in the warrants exercised, in May 2006, Mr. Robert McEwen completed the early exercise of all the common share purchase warrants he held in the company. As a result, a total of 14,285,714 common shares were issued resulting in gross proceeds of Cdn$7,857,143 to Minera Andes. In addition, Mr. McEwen has reported that he purchased 1.2 million shares in the market at Cdn$1.10 per share, during March.

Following his initial investment in Minera Andes four months ago, Mr. McEwen has increased his holdings to 30% of the company and is our largest shareholder. This represents a total investment of approximately Cdn$19 million in Minera Andes. Mr. McEwen’s previous investments in Minera Andes consisted of Cdn$10 million in two private placements completed in December of 2005 and March of 2006. The details of the private placements and warrant terms were previously disclosed in our press releases dated December 21, 2005 and March 13, 2006. The common shares issued to Mr. McEwen on exercise of his warrants are subject to a hold period expiring with respect to 7,707,370 common shares on April 21, 2006 and with respect to 6,578,344 common shares on July 9, 2006.

In consideration for the early exercise of all his common share purchase warrants, Minera Andes issued to Mr. McEwen 2 million new common share purchase warrants. Each new warrant will entitle Mr. McEwen to purchase one common share at an exercise price of Cdn$1.80 per share for a term of 12 months expiring on May 5, 2007. The broker assisting in the transaction received a fee of Cdn$50,000. The warrants will be subject to a hold period expiring on September 6, 2006 (4 months and 1 day).

Minera Andes has received a total of approximately $13.3 million from the exercise of warrants and options, including Mr. McEwen’s warrants, since the beginning of the year. As a result, Minera Andes has determined not to proceed with a previously announced bridge financing for US$5 million. Consequently, Minera Andes will not issue the approximately 6.1 million two-year share purchase warrants (exercisable at Cdn$0.93 each) that were to have been issued in connection with this debt financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our debt, changes in foreign currency exchange rates, commodity price fluctuations and equity price risk.

Interest Rate Risk

At March 31, 2006 we had $2.0 million of variable rate debt which carries an interest rate of LIBOR plus 2%. We estimate that a 1% increase in the interest rate on the variable rate debt would result in a $20,000 change in annual interest expense. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.

Foreign Currency Exchange Rate Risk

While our major operating units transact most of their business in US dollars, many expenses, purchases of labor, operating supplies and capital assets are denominated in Canadian dollars or Argentinean pesos. As a result, currency exchange fluctuations may impact the costs incurred at our operations. The appreciation of non-US dollar currencies against the US dollar increases costs and the cost of capital assets in US dollar terms at our properties located outside the US, which can adversely impact our net income and cash flows. Conversely, a depreciation of non-US dollar currencies usually decreases production costs and capital asset purchases in US dollar terms.

The value of cash and cash equivalent investments denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss.

We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in non-US dollar currencies.

Equity Price Risk

We have in the past sought and may in the future seek to acquire additional funding by sale of common shares. Movements in the price of our common shares have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell new common shares at an acceptable price should the need for new equity funding arise.

Item 4. Controls and Procedures

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

                                            PART II - OTHER INFORMATION

Item 1A. Risk Factors

RISK FACTORS

You should consider the following discussion of risks in addition to the other information contained in or included by reference in this Form 10-Q. In addition to historical information, the information in this form 10-Q contains "forward-looking" statements about our future business and performance. Our actual operating results and financial performance may be very different from what we expect as of the date of this Form 10-Q. The risks below address material factors that may affect our future operating results and financial performance.

FINANCIAL RISKS

A substantial or prolonged decline in metal prices, particularly gold, silver or copper, would have a material adverse effect on us.

The price of our common shares, our financial results, and our exploration and development have previously been, and would in the future be, significantly adversely affected by a substantial or prolonged decline in metal prices. Metal prices are volatile and are affected by numerous factors beyond our control such as the sale or purchase of metals by various central banks and financial institutions, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major mining countries throughout the world. Any drop in the price of metals could adversely impact our future revenues, profits and cash flows. In particular, sustained low metal prices could:

•
cause suspension of the development of the mine at the San José project if such operations become uneconomic at the then-prevailing gold and silver prices, thus causing a loss in our investment in the project;

•	cause the project financing facility for the San José to become unavailable or reduced;

•	cause us to be unable to fulfill our debt payment obligations;

•	halt or delay the development of new projects;

•	reduce funds available for exploration, with the result that depleted reserves are not replaced; and

•	reduce or eliminate the benefit of enhanced growth opportunities anticipated from the development of our Los Azules property.

Furthermore, the need to reassess the feasibility of any of our projects because of declining metal prices could cause substantial delays or might interrupt operations until the reassessment can be completed. Mineral reserve calculations and life-of-mine plans using significantly lower metal prices could result in reduced estimates of mineral reserves and non-reserve mineral resources and in material write-downs of our investment in mining properties and increased amortization, reclamation and closure charges.

We may incur substantial losses in the future that could make financing our operations and business strategy more difficult.

We had a total accumulated deficit of $23.7 million as of March 31, 2006. We had a net loss of $0.6 million for the three months ended March 31, 2006 and a net loss of $3.6 million for the year ended December 31, 2005. Numerous factors, including declining metal prices, lower than expected ore grades or higher than expected operating costs (including increased commodity prices), and impairment write-offs of mine property and/or exploration property costs, could cause us to be unprofitable in the future. Any future operating losses could make financing our operations and our business strategy, or raising additional capital, difficult or impossible and could materially and adversely affect our operating results and financial condition.

Our obligations could strain our financial position and impede our business strategy.

We had total consolidated debt and liabilities as of March 31, 2006 of $2.5 million, including $1.9 million payable to a bank and $0.6 million in accounts payables and accruals. These liabilities could have important consequences, including the following:

Our estimates of mineral reserves could be inaccurate, which could cause production and costs to differ from estimates. Our estimates of non-reserves mineral resources could also be inaccurate.

There are numerous uncertainties inherent in estimating proven and probable mineral reserves and non-reserve measured, indicated and inferred mineral resources, including many factors beyond our control. The accuracy of estimates of mineral reserves and non-reserves is a function of the quantity and quality of available data and of the assumptions made and judgments used in engineering and geological interpretation, which could prove to be unreliable. These estimates of mineral reserves and non-reserves may not be accurate, and mineral reserves and non-reserves may not be able to be mined or processed profitably.

Fluctuation in metal prices, results of drilling, metallurgical testing and production, and the evaluation of mine plans subsequent to the date of any estimate could require revision of the estimates. The volume and grade of mineral reserves mined and processed and recovery rates might not be the same as currently anticipated. Any material reductions in estimates of our mineral reserves and non-reserves, or of our ability to extract these mineral reserves and non-reserves, could have a material adverse effect on our results of operations and financial condition.

We currently have no cash flow from operations and will remain dependent on other sources of financing until such time, if ever, that we become self-sustaining from cash generated from operations.

We anticipate production to begin at the San José project in 2007 but we currently have no source of operational cash flow. The definitive agreement relating to the San José project financing has not yet been completed. This will determine the amount and timing of free cash flow that is available for distribution. The amount and timing of free cash flow that we receive from the San José project, when it commences, is further affected by the fact that we only own a 49% interest in the project and cash distributions must be approved by the shareholders of MSC, the joint-venture company. When cash distributions are received from MSC, it is uncertain if they will be sufficient by themselves to fund our continuing exploration and development activities.

Lower metal prices have adversely affected our ability to obtain financing in the past, and recurring lower metal prices could have similar effects in the future.

In the future, we may not be able to obtain adequate financing on acceptable terms. If we are unable to obtain additional financing on acceptable terms, we might need to delay or indefinitely postpone further exploration and development of our properties, and as a result, we could lose our interest in, or could be forced to sell, some of our properties.

We currently do not have a hedging program but implementation of a hedging program might be unsuccessful and incur losses.

The mandate letter related to the project financing facility for the San José project states a loan amount of $45 million. A hedging program to cover the amount of the loan, up to 75% of the mine’s production over the life of the loan, is anticipated. The definitive agreement concerning the details of the loan has not been completed. Depending on the definitive agreement, we may be prevented from fully benefiting from higher spot market metal prices to the extent that production is hedged. Also, even if the hedge program is economically effective, accounting for the derivatives on a mark-to-market basis could show large swings in any period as any unrealized, non-cash losses/gains are recognized through the statement of operations.

We are subject to fluctuations in currency exchange rates, which could materially adversely affect our financial position.

We maintain most of our working capital in Canadian and United States dollars. We typically convert our Canadian dollars to United States funds or our Canadian and United States funds to Argentinean pesos as payment obligations become due. Accordingly, we are subject to fluctuations in the rates of currency exchange between the Canadian, United States dollar and Argentinean peso, and these fluctuations could materially affect our financial position and results of operations. A significant portion of our operating costs is in Argentinean pesos. We currently have future obligations that are payable in Canadian dollars, United States dollars and Argentinean pesos. We and our 49%-owned joint-venture company, MSC, obtain construction and other services and materials and supplies from providers in other countries. The costs of goods and services could increase due to changes in the value of the Canadian dollar, the United States dollar, or the Argentinean peso, such as the recent cost increase due to the decrease in the value of the United States dollar relative to other currencies. Consequently, operation and development of our properties might be more costly than we anticipate.

Risks inherent in acquisitions that we might undertake could adversely affect our current business and financial condition and our growth.

We plan to continue to pursue the acquisition of producing, development and advanced stage exploration properties and companies. The search for attractive acquisition opportunities and the completion of suitable transactions are time consuming and expensive, divert management attention from our existing business and may be unsuccessful. Our success in our acquisition activities depends on our ability to complete acquisitions on acceptable terms and integrate the acquired operations successfully with those of Minera Andes. Any acquisition would be accompanied by risks. For example, there may be a significant change in commodity prices after we have committed to complete a transaction and established the purchase price or exchange ratio, a material ore body may prove to be below expectations or the acquired business or assets may have unknown liabilities which may be significant. We may lose the services of our key employees or the key employees of any business we acquire or have difficulty integrating operations and personnel. The integration of an acquired business or assets may disrupt our ongoing business and our relationships with employees, suppliers and contractors. Any one or more of these factors or other risks could cause us not to realize the anticipated benefits of an acquisition of properties or companies, and could have a material adverse effect on our current business and financial condition and on our ability to grow.

We are subject to litigation risks.

All industries, including the mining industry, are subject to legal claims, with and without merit. Defense and settlement costs can be substantial, even with respect to claims that have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal proceeding could have a material effect on our financial position and results of operations.

OPERATIONAL RISKS

The technology, capital costs and cost of production of mineral reserves and non-reserves at the San José project remain subject to a number of uncertainties, including funding uncertainties.

Based upon the completion of the San José project feasibility study in 2005, the proven and probable mineral reserves are prepared in accordance within 43-101 of the Canadian securities regulators. While the feasibility study indicated that the mineral reserves can be profitably mined and processed at current metal prices, the capital cost to construct a plant, together with related mining equipment and facilities, may significantly increase before the mine is completed due to factors beyond our control. While the processing technology envisioned in the feasibility study has been successfully utilized at other mines, and despite testing, engineering and analysis, the technology may not perform successfully at commercial production levels on the San José ores, in which case our production estimates may not be achieved.

Our activities are subject to a number of risks and hazards including:

•	environmental hazards;

•	discharge of pollutants or hazardous chemicals;

•	industrial accidents;

•	labor disputes and shortages;

•	supply and shipping problems and delays;

•	shortage of equipment and contractor availability;

•	difficulty in applying technology such as bio-oxidation processing;

•	unusual or unexpected geological or operating conditions;

•	cave-ins of underground workings;

•	failure of dams;

•	fire;

•	marine and transit damage and/or loss;

•	changes in the regulatory environment; and

•	natural phenomena such as inclement weather conditions, floods and earthquakes.

These or other occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, delayed production, monetary losses and possible legal liability. We could incur liabilities as a result of pollution and other casualties. Satisfying such liabilities could be very costly and could have a material adverse effect on our financial position and results of operations.

Our mining properties are subject to numerous environmental laws, regulations and permitting requirements that can delay production and adversely affect operating and development costs.

Compliance with existing regulations governing the discharge of materials into the environment, or otherwise relating to environmental protection, in the jurisdictions where we have projects may have a material adverse effect on our exploration activities, results of operations and competitive position. New or expanded regulations, if adopted, could affect the exploration or development of our projects or otherwise have a material adverse effect on our operations.

Mining operations require mining and other permits from the government. These permits may not be issued on a timely basis or at all, and such permits, when issued, may be subject to requirements or conditions with which it is burdensome or expensive to comply. Such permitting issues could adversely affect projected production commencement dates, production amounts and costs.

Due to an increased level of non-governmental organization activity targeting the mining industry, the potential for the government to delay the issuance of permits or impose new requirements or conditions upon mining operations may be increased. Any changes in government policies may be costly to comply with and may delay mining operations. The exact nature of other environmental control problems, if any, which we may encounter in the future, cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within various jurisdictions. To the extent that we are subject to any such changes, they may have a material adverse effect on our operations.

As a result of the foregoing risks, project expenditures, production quantities and rates and cash operating costs, among other things, could be materially and adversely affected and could differ materially from anticipated expenditures, production quantities and rates, and costs. In addition, estimated production dates could be delayed materially. Any such events could materially and adversely affect our business, financial condition, results of operations and cash flows.

The development and operation of our mining projects involve numerous uncertainties that could affect the feasibility or profitability of such projects.

Mine development projects typically require a number of years and significant expenditures during the development phase before production is possible.

Development projects are subject to the completion of successful feasibility studies and environmental assessments, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:

•	estimation of mineral reserves and mineral resources;

•	anticipated metallurgical recovery rates;

•	environmental considerations and permitting;

•	future metal prices; and

•	anticipated capital and operating costs.

Our mine development projects could have limited relevant operating history upon which to base estimates of future operating costs and capital requirements. Estimates of proven and probable mineral reserves and operating costs determined in feasibility studies are based on geologic and engineering analyses and might not prove to be accurate.

The management of mine development projects and start up of new operations are complex, and neither, we, nor Hochschild, the operators of the San José project, have a history of managing an ongoing operation, the start-up of a new operation and a significant development project in Argentina. Completion of development and the commencement of production may be subject to delays. Any of the following events, among others, could affect the profitability or economic feasibility of a project:

•	unanticipated changes in grade and tonnage of ore to be mined and processed;

•	unanticipated adverse geotechnical conditions;

•	incorrect data on which engineering assumptions are made;

•	costs of constructing and operating a mine in a specific environment;

•	availability and cost of processing and refining facilities;

•	availability of economic sources of power;

•	adequacy of water supply;

•	adequate access to the site including competing land uses (such as agriculture and illegal mining);

•	unanticipated transportation costs and shipping incidents and losses;

•	significant increases in the cost of diesel fuel, cyanide or other major components of operating costs;

•
government regulations (including regulations relating to prices, royalties, duties, taxes, permitting, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);

•	fluctuations in metal prices; and

•	accidents, labor actions and force majeure events.

Adverse effects on the operations or further development of a project could also adversely affect our business, financial condition, results of operations and cash flow. Because of these uncertainties, and others identified in these "Risk Factors," our production estimates at the San José project may not be achieved.

We need to continually discover, develop or acquire additional mineral properties reserves for production and a failure to do so would adversely affect our business and financial position in the future.

Because mines have limited lives based on proven and probable mineral reserves, we will need to continually replace and expand our mineral reserves when the San José project begins production. At an average production rate of 750 tons per day (tpd), we estimate that the San José project has a mine life of 4.3 years given the reserves identified in the feasibility study but our estimates might not be correct and the mine life would be shortened if we expand production. Our ability to maintain or increase our annual production will be dependent in significant part on our ability to identify new reserves, bring new mines into production and to expand or extend the life of existing mines.

Mineral exploration is highly speculative, involves substantial expenditures, and is frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our exploration efforts will be successful. The success of exploration is determined in part on the following factors:

•	the identification of potential mineralization based on superficial analysis;

•	availability of prospective land;

•	availability of government-granted exploration and exploitation permits;

•	the quality of our management and our geological and technical expertise; and

•	the capital available for exploration and development.

Substantial expenditures are required to determine if a project has economically mineable mineralization. It could take several years to establish proven and probable mineral reserves and to develop and construct mining and processing facilities. As a result of these uncertainties, we cannot assure you that current and future exploration programs will result in the discovery of mineral reserves, the expansion of our existing mineral reserves and the development of mines.

We face competition from other mining companies in connection with the acquisition of properties.

We face strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, precious metals. Many of these companies have greater financial resources, operational experience and technical capabilities. As a result of this competition, we might be unable to maintain or acquire attractive mining properties on terms we consider acceptable or at all.

Consequently, our revenues, operations and financial condition could be materially adversely affected.

Title to our mineral properties could be challenged.

We seek to confirm the validity of our rights to title to, or contract rights with respect to, each mineral property in which we have a material interest. However, we cannot guarantee that title to our properties will not be challenged. Title insurance generally is not available, and our ability to ensure that we have obtained a secure claim to individual mineral properties or mining concessions could be severely constrained. We generally do not conduct surveys of our properties until they have reached the development stage, and therefore, the precise area and location of such properties could be in doubt. Accordingly, our mineral properties could be subject to prior unregistered agreements, transfers or claims, and title could be affected by, among other things, undetected defects. In addition, we might be unable to operate our properties as permitted or to enforce our rights with respect to our properties.

We depend on the services of key executives.

We are dependent on the services of key executives including our President and Chief Executive Officer and a small number of highly skilled and experienced executives and personnel. Due to the relatively small size of our management team, the loss of these persons or our inability to attract and retain additional highly skilled employees could adversely affect the exploration and development of our properties, which could have a material adverse effect on our business and future operations. We do not have key person insurance.

The period of weak metal prices prior to 2002 resulted in depletion of the number of trained and experienced professionals and managers in our industry. Higher metal prices have resulted in an increased demand for these people, and it could therefore be more difficult to attract or retain such experienced professionals and managers without significantly increasing the cost to us.

Our insurance coverage could be insufficient.

Our business is subject to a number of risks and hazards generally, including:

•	adverse environmental conditions;

•	industrial accidents;

•	labor disputes;

•	unusual or unexpected geological conditions;

•	ground or slope failures;

•	cave-ins;

•	changes in the regulatory environment;

•	marine transit and shipping damage and/or losses;

•	natural phenomena such as inclement weather conditions, floods and earthquakes; and

•	political risks including expropriation and civil war.

Such occurrences could result in:

•	damage to mineral properties or production facilities;

•	personal injury or death;

•	loss of legitimate title to properties;

•	environmental damage to our properties or the properties of others;

•	delays in mining, processing and development;

•	monetary losses; and

•	possible legal liability.

Although we maintain insurance in amounts that we believe to be reasonable, our insurance might not cover all the potential risks associated with our business. We might also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage might not continue to be available or might not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to us or to other companies in the mining industry on acceptable terms. We might also become subject to liability for pollution or other hazards which we cannot insure against or which we might elect not to insure against because of premium costs or other reasons. Losses from these events might cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations.

GOVERNMENTAL AND REGULATORY RISKS

Minera Andes is a Canadian company that conducts operations through foreign (principally Argentinean) subsidiaries and joint ventures, and substantially all of our assets consist of equity in these entities. Accordingly, any limitation on the transfer of cash or other assets between the parent corporation and these entities, or among these entities, could restrict our ability to fund our operations efficiently, or to repay our debt. Any such limitations, or the perception that such limitations might exist now or in the future, could have an adverse impact on available credit and our valuation and stock price.

We are subject to changes in the regulatory environment where we operate which may increase our costs of compliance.

Our mining development and exploration activities are subject to extensive regulation governing various matters, including:

•	licensing;

•	production;

•	taxes;

•	disposal of process water or waste rock;

•	toxic substances;

•	development and permitting;

•	exports;

•	imports;

•	labor standards;

•	occupational health and safety;

•	mine safety; and

•	environmental protections.

Compliance with these regulations increases the costs of the following:

•	planning;

•	designing;

•	drilling;

•	operating;

•	developing;

•	constructing; and

•	closure and reclamation.

We believe that we are in substantial compliance with current laws and regulations in Argentina and elsewhere. However, these laws and regulations are subject to frequent change and reinterpretation. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation or interpretation of these laws and regulations could have a material adverse impact on us, cause a reduction in levels of production and delay or prevent the development or expansion of our properties.

We are subject to risks relating to exploration, development and operations in foreign countries.

Our assets and operations are affected by various political and economic uncertainties, including:

•	the risks of war, civil unrest, coups or other violent or unexpected changes in government;

•	political instability and violence;

•	expropriation and nationalization;

•	renegotiation or nullification of existing concessions, licenses, permits, and contracts;

•	illegal mining;

•	changes in taxation policies;

•	restrictions on foreign exchange and repatriation; and

•
changing political conditions, currency controls, and governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

Our activities are subject to complex laws, regulations and accounting standards that can adversely affect operating and development costs, the timing of operations, the ability to operate and financial results.

Our business, mining operations and exploration and development activities are subject to extensive Canadian, United States, Argentinean and other foreign, federal, state, provincial, territorial and local laws and regulations governing exploration, development, production, exports, taxes, labor standards, waste disposal, protection of the environment, reclamation, historic and cultural resource preservation, mine safety and occupational health, toxic substances, reporting and other matters, as well as accounting standards. Compliance with these laws, regulations and standards or the imposition of new such requirements could adversely affect operating and development costs, the timing of operations, the ability to operate and financial results.

MARKET RISKS

The market price of our common shares could experience volatility and could decline significantly.

Our common shares are listed in Canada on the TSX Venture Exchange under the symbol MAI and in the United States on the NASD OTC Bulletin Board under the symbol MNEAF. Securities of small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Our share price is also likely to be significantly affected by short-term changes in metal prices or in our financial condition or results of operations as reflected in our quarterly earnings reports. Other factors unrelated to our performance that could have an effect on the price of our common shares include the following:

•	the extent of analytical coverage available to investors concerning our business could be limited if investment banks with research capabilities do not follow our securities;

•	the trading volume and general market interest in our securities could affect an investor's ability to trade significant numbers of common shares; and

•	the size of the public float in our common shares may limit the ability of some institutions to invest in our securities; and

As a result of any of these factors, the market price of our common shares at any given point in time might not accurately reflect our long-term value. Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management's attention and resources.

Investors could have difficulty or be unable to enforce certain civil liabilities against us, certain of our directors and our experts.

Minera Andes is a Canadian corporation. Substantially all of our assets are located outside of Canada and the United States, and our head office is located in the United States. It might not be possible for investors to collect judgments obtained in Canadian courts predicated on the civil liability provisions of Canadian or U.S. securities legislation. It could also be difficult for you to effect service of process in connection with any action brought in the United States upon our directors and experts. Execution by United States courts of any judgment obtained against us or any of the directors, executive officers or experts in the United States courts would be limited to our assets or the assets of such persons or corporations, as the case might be, in the United States. The enforceability in Canada of United States judgments or liabilities in original actions in Canadian courts predicated solely upon the civil liability provisions of the federal securities laws of the United States is doubtful.

The existence of outstanding rights to purchase or acquire common shares could impair our ability to raise capital.

As of May 5, 2006 approximately 25.5 million common shares are issuable on exercise of warrants and options. During the life of the warrants and options, the holders are given an opportunity to profit from a rise in the market price of common shares, with a resulting dilution in the interest of the other shareholders. Our ability to obtain additional financing during the period such rights are outstanding could be adversely affected, and the existence of the rights could have an adverse effect on the price of our common shares. The holders of the warrants and options can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the outstanding rights.

Item 2. Unregistered Sales of Equity Securities

On March 8, 2006, we completed the second private placement with Robert McEwen and sold 13,156,689 units at a price of Cdn$0.35 per unit for gross proceeds of Cdn$4,604,841 (US$3,970,703). Each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.55 per share at any time prior to the earlier of: a) the date which is the 15th trading day after receiving notice from Minera Andes that the weighted average price of the common shares on the TSX Venture Exchange has been equal to or greater than Cdn$1.00 for a period of 20 consecutive trading days commencing 120 days after the date of issuance of the warrants, and b) March 8, 2008.

The agents received a cash commission of 5% of the gross proceeds of the financing and 322,339 broker warrants, equal to 2.45% of the aggregate number of units sold. Each broker warrant upon exercise will entitle the holder to acquire one common share at an exercise price of Cdn$0.55 per common share at any time prior to the earlier of: a) the date which is the 15th trading day after receiving notice from Minera Andes that the weighted average price of the common shares on the TSX Venture Exchange has been equal to or greater than Cdn$1.00 for a period of 20 consecutive trading days commencing 120 days after the date of issuance of the warrants, and b) March 8, 2008.

During the three months ended March 31, 2006, we also issued 470,000 common shares for the exercise of stock options, 6,929,592 common shares for the exercise of purchase warrants and 1,054,474 shares for the exercise of broker warrants for total gross proceeds of $4,326,302.

Subsequent to March 31, 2006, we issued 140,000 common shares for the exercise of stock options, 17,862,873 common shares for the exercise of purchase warrants and 188,830 common shares for the exercise of broker warrants for total gross proceeds of $8,988,363. Refer to Subsequent Events for additional details for 14,285,714 of the common shares issued for the exercise of warrants subsequent to March 31, 2006.

In reliance on Rule 903 of Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), the units and broker warrants were offered and sold outside of the United States without any directed selling efforts pursuant to Category 1 of Rule 903(b), in that Minera Andes is a foreign private issuer and there is no substantial U.S. market interest for the class of securities sold. Investors exercised outstanding warrants either in reliance on Rule 903 of Regulation S or in reliance on Rule 506 of Regulation D under the Securities Act. Transactions under Rule 506 were made without general solicitation or advertising, and subject to resale restrictions, to accredited investors in the United States who represented they were purchasing with investment intent and without a view to distribute the units. Options were exercised pursuant to registration under a Form S-8 registration statement.

Item 4. Submission of Matters to a Vote of Security Holders

Minera Andes shareholders of record as of January 10, 2006 were sent proxy materials concerning a special shareholders meeting held February 7, 2006 in Spokane, Washington. The management of Minera Andes asked shareholders of the company to approve a private placement with Robert McEwen, redeem the rights under the company’s shareholder rights plan and repeal the shareholder rights plan to facilitate Mr. McEwen’s purchase of the company’s stock. For particulars of matters acted upon see the management information circular filed January 16, 2006 on file with SEDAR at www.sedar.com .

At the special meeting of the common shareholders, 37,847,501 shares were voted of which 36,763,721 shares (97%) voted for and 999,940 shares (3%) voted against approval of the matters put to shareholders. 83,840 shares voted were deemed invalid. The shares voted represent 35% of the issued and outstanding shares of the company.

Item 6. Exhibits

The Exhibits listed in the Index to Exhibits at the end of this report a re included as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINERA ANDES INC.

Date: May 22, 2006	By: /s/ Allen V. Ambrose
Allen V. Ambrose
President

Date: May 22, 2006	By: /s/ William V. Schara
William V. Schara
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Identification of Exhibit
3.1	Articles if Incorporation (incorporated by reference to Exhibit 3.1 to Minera Andes’ Registration Statement on Form 10-SB (the “Form 10-SB”).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-SB).
31.1	Certification of President (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.