Form 10-Q
period 2006-06-30
MINERA ANDES INC /WA
filed 2006-08-18
CIK 1030219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Shares outstanding as of August 14, 2006: 152,379,596 shares of common stock, with no par value

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED BALANCE SHEETS

(U.S. Dollars - Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current:
Cash and cash equivalents	$9,429,125	$3,314,559
Receivables and prepaid expenses	84,786	95,777

Total current assets	9,513,911	3,410,336
Mineral properties and deferred exploration costs (Note 3)	6,477,532	4,470,174
Investment (Note 4)	25,519,824	17,505,938
Equipment, net	66,775	66,378

Total assets	$41,578,042	$25,452,826

LIABILITIES
Current:
Accounts payable and accruals	$652,562	$259,806
Bank loan interest payable	31,601	84,064
Bank loan (Note 5)	1,907,187	3,628,635

Total liabilities	2,591,350	3,972,505

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, unlimited number authorized, none issued	—	—
Common shares, no par value, unlimited number authorized
Issued June 30, 2006 – 152,055,926 shares (Note 2) Issued December 31, 2005 – 108,484,137 shares	60,513,190	41,679,110
Contributed surplus	3,429,842	2,736,570
Accumulated deficit	(24,956,340)	(22,935,359)

Total shareholders’ equity	38,986,692	21,480,321

Total liabilities and shareholders’ equity	$41,578,042	$25,452,826

Approved by the Board of Directors:

/s/ Allen V. Ambrose	/s/ Bonnie L. Kuhn
Allen V. Ambrose, Director	Bonnie L. Kuhn, Director

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(U.S. Dollars-Unaudited)

	Three Months Ended		Six Months Ended		Period from July 1, 1994 (inception) through June 30, 2006
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Consulting fees	$122,553	$82,109	$247,889	$194,502	$2,809,865
Depreciation	2,352	2,538	4,453	4,992	92,343
Equipment rental	—	—	—	—	21,522
Foreign exchange (gain) loss	(52,007)	125,385	(24,614)	141,815	154,314
Insurance	15,194	18,265	30,424	35,520	422,308
Legal, audit and accounting fees	87,515	37,420	174,798	74,212	1,953,228
Materials, supplies and maintenance	—	—	—	—	49,260
Office overhead and administration fees	172,836	140,766	243,498	187,183	2,940,279
Telephone	8,777	8,127	15,281	17,748	468,204
Transfer agent	3,794	2,264	9,102	3,211	148,036
Travel	46,591	32,208	60,662	54,864	607,156
Wages and benefits	81,577	80,009	162,318	132,022	3,078,304
Write-off of deferred exploration costs	—	—	—	—	8,540,235

Total operating expenses	489,182	529,091	923,811	846,069	21,285,054
Gain on sale of equipment	—	—	—	—	(112,330)
Gain on sale of property	—	—	—	—	(898,241)
Finance costs	688,712	—	688,712	—	688,712
Loss on investment (Note 4)	176,000	182,507	326,000	327,575	2,100,746
Interest income	(76,230)	(29,622)	(93,009)	(37,473)	(692,117)

Net loss for the period	1,277,664	681,976	1,845,514	1,136,171	22,371,824

Accumulated deficit, beginning of the period, as previously reported	23,678,676	19,710,183	22,935,359	19,180,452	—
Adjustment for change in accounting for stock-based compensation	—	—	—	—	678,569

	23,678,676	19,710,183	22,935,359	19,180,452	678,569
Adjustment on acquisition of royalty interest	—	—	—	—	500,000
Share issue costs	—	—	175,467	75,536	1,388,732
Deficiency on acquisition of subsidiary	—	—	—	—	17,215

Accumulated deficit, end of the period	$24,956,340	$20,392,159	$24,956,340	$20,392,159	$24,956,340

Basic and diluted net loss per common share	$0.01	$0.01	$0.01	$0.01

Weighted average common shares outstanding	143,793,997	90,349,827	129,393,919	81,942,854

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES

AND DEFERRED EXPLORATION COSTS

(U.S. Dollars-Unaudited)

	Three Months Ended		Six Months Ended		Period from July 1, 1994 (inception) through June 30, 2006
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Administration fees	$—	$—	$—	$—	$392,837
Assays and analytical	56,550	61,361	70,590	86,850	1,227,631
Construction and trenching	—	7,932	36,265	7,932	570,548
Consulting fees	42,289	53,244	79,593	100,395	1,401,542
Depreciation	6,392	6,268	11,434	12,521	233,668
Drilling	705,874	396,110	850,803	396,110	2,440,196
Equipment rental	61,461	83,537	95,248	84,303	600,500
Geology	190,041	58,284	325,273	163,323	4,392,261
Geophysics	—	23,325	—	62,358	374,960
Insurance	—	1,853	1,177	1,853	258,589
Legal	29,643	18,183	54,712	40,058	885,184
Maintenance	1,205	4,584	3,760	5,424	191,714
Materials and supplies	26,087	12,408	52,255	26,207	569,195
Project overhead	32,656	15,307	60,946	30,788	500,481
Property and mineral rights	115,372	8,693	121,102	20,339	1,575,185
Telephone	8,513	9,417	16,280	16,301	151,199
Travel	105,198	26,339	160,221	63,592	1,480,912
Wages and benefits	33,914	33,639	67,699	64,807	1,494,907

Costs incurred during the period	1,415,195	820,484	2,007,358	1,183,161	18,741,509
Balance, beginning of the period	5,062,337	3,190,332	4,470,174	2,827,655	—
Deferred costs, acquired	—	—	—	—	576,139
Deferred costs, contributed to MSC	—	—	—	—	(2,320,980)
Deferred costs written off	—	—	—	—	(8,540,235)
Mineral property option proceeds	—	—	—	—	(1,978,901)

Balance, end of the period	$6,477,532	$4,010,816	$6,477,532	$4,010,816	$6,477,532

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars-Unaudited)

	Three Months Ended		Six Months Ended		Period from July 1, 1994 (inception) Through June 30, 2006
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Operating Activities:
Net loss for the period	$(1,277,664)	$(681,976)	$(1,845,514)	$(1,136,171)	$(22,371,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of incorporation costs	—	—	—	—	665
Write-off of deferred exploration costs	—	—	—	—	8,540,235
Finance costs	688,712	—	688,712	—	688,712
Loss on investment	176,000	182,507	326,000	327,575	2,100,746
Depreciation	2,352	2,538	4,453	4,992	92,343
Stock option compensation	17,508	8,929	59,272	18,173	1,507,273
Gain on sale of equipment	—	—	—	—	(112,330)
Gain on sale of mineral properties	—	—	—	—	(898,241)
Change in:
Receivables and prepaid expenses	28,374	22,089	10,991	24,548	(84,786)
Accounts payable and accruals	617	11,507	392,756	8,999	652,562

Cash used in operating activities	(364,101)	(454,406)	(363,330)	(751,884)	(9,884,645)

Investing Activities:
Incorporation costs	—	—	—	—	(665)
Purchase of equipment	(2,786)	(2,044)	(16,284)	(2,485)	(321,896)
Proceeds from sale of equipment	—	—	—	—	14,225
Proceeds from sale of property	—	—	—	—	898,241
Mineral properties and deferred exploration	(1,408,803)	(814,216)	(1,995,924)	(1,170,640)	(18,507,841)
Investment	(3,039,342)	(3,127,961)	(8,061,334)	(5,268,018)	(25,498,339)
Proceeds from sale of subsidiaries	—	—	—	—	9,398
Acquisition of royalty interest	—	—	—	—	(500,000)
Mineral property option proceeds	—	—	—	200,000	2,778,901

Cash used in investing activities	(4,450,931)	(3,944,221)	(10,073,542)	(6,241,143)	(41,127,976)

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars-Unaudited)

	Three Months Ended		Six Months Ended		Period from July 1, 1994 (inception) Through June 30, 2006)
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Financing Activities:
Shares and subscriptions issued for cash, less issue costs	10,687,066	129,069	18,603,901	7,830,154	58,494,209
Bank loan proceeds received	—	—	—	1,000,000	4,000,000
Repayment of bank loan	—	—	(2,000,000)	—	(2,000,000)
Bank loan interest payable	2,490	—	(52,463)	—	(52,463)

Cash provided by financing activities	10,689,556	129,069	16,551,438	8,830,154	60,441,746

Increase (decrease) in cash and cash equivalents	5,874,524	(4,269,558)	6,114,566	1,837,127	9,429,125
Cash and cash equivalents, beginning of period	3,554,601	7,833,505	3,314,559	1,726,820	—

Cash and cash equivalents, end of period	$9,429,125	$3,563,947	$9,429,125	$3,563,947	$9,429,125

Supplementary disclosure of cash flow information:
Interest paid	$32,750	$23,200	$123,437	$30,537	$207,781

Non-cash investing and financing activities and other information:
Stock option compensation	$17,508	$8,929	$59,272	$18,173	$1,507,273

Capitalized interest (Note 5)	$35,240	$43,072	$89,900	$98,512	$268,308

Capitalized accreted interest expense (Note 5)	$44,779	$40,719	$278,552	$80,482	$517,187

Depreciation capitalized to mineral properties	$6,392	$6,268	$11,434	$12,521	$63,043

Accrual for finance costs related to MSC	$—	$—	$371,918	$—	$371,918

Adjustment for change in accounting for stock-based compensation	$—	$—	$—	$—	$678,569

Deferred costs, acquired	$—	$—	$—	$—	$576,139

Deferred costs, contributed to MSC	$—	$—	$—	$—	$2,320,980

Shares issued for acquisition	$—	$—	$—	$—	$575,537

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. Dollars-Unaudited)

1. Accounting Policies, Financial Condition and Liquidity

The accompanying consolidated financial statements of Minera Andes Inc. for the three and six months period ended June 30, 2006 and 2005 and for the cumulative period from inception (July 1, 1994) through June 30, 2006 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 10. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 2005 financial information has been derived from our audited consolidated financial statements.

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

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of June 30, 2006, there was substantial doubt that we would be able to continue as a going concern.

For the six months ended June 30, 2006, we had a loss of approximately $1,846,000 and an accumulated deficit of approximately $25 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, we have financed our activities through the sale of equity securities, joint venture arrangements and debt facilities. We expect to use similar financing techniques in the future and are actively pursuing such additional sources of financing.

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

2. Changes to Share Capital

	Number of Shares	Amount
Balance, January 1, 2006	108,484,137	$41,679,110
Issued for cash on exercise of stock options	760,000	327,689
Issued for cash on exercise of warrants (Note 5)	28,108,965	13,850,023
Issued for cash on exercise of broker warrants (Note 5)	1,546,135	890,368
Issued for cash (private placement Cdn$0.35 each), net	13,156,689	3,766,000

Balance, June 30, 2006	152,055,926	$60,513,190

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

In consideration for the early exercise of all his common share purchase warrants, Minera Andes issued to Mr. McEwen 2 million new common share purchase warrants. Each new fully vested warrant will entitle Mr. McEwen to purchase one common share at an exercise price of Cdn$1.80 per share for a term of 12 months expiring on May 5, 2007. The broker assisting in the transaction received a fee of Cdn$50,000. The shares from the exercise of these new warrants will be subject to a hold period expiring on September 6, 2006. The fair value of the warrants, $634,000, was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield – Nil; risk free interest rate – 4.99%; expected volatility of 92.37% and an expected life of 12 months and was included in finance costs for the period ended June 30, 2006.

Subsequent to June 30, 2006, we issued 10,000 common shares for the exercise of stock options, 142,500 common shares for the exercise of warrants and 171,170 common shares for the exercise of broker warrants for total gross proceeds of $173,773.

3. Mineral Properties and Deferred Exploration Costs

At June 30, 2006, we, through our subsidiaries, hold interests in approximately 439,804 acres (177,986 hectares) of mineral rights and mining lands in three Argentine provinces. Under our present acquisition and exploration programs, we are continually acquiring additional mineral property interests and exploring and evaluating our properties. If, after evaluation, a property does not meet our requirements, then the property and deferred exploration costs are written off to operations. Mineral property costs and deferred exploration costs, net of mineral property option proceeds, are as follows:

2006 COSTS BY PROPERTY

Description	San Juan Cateos	Santa Cruz Cateos	Chubut Cateos	General Exploration	Total
Balance, beginning of period	$1,149,286	$3,099,502	$221,386	$—	$4,470,174
Assays and analytical	40,435	26,045	1,363	2,747	70,590
Construction and trenching	36,265	—	—	—	36,265
Consulting fees	4,186	12,627	8,494	54,286	79,593
Depreciation	—	—	—	11,434	11,434
Drilling	507,081	343,722	—	—	850,803
Equipment Rental	95,248	—	—	—	95,248
Geology	229,081	60,557	2,163	33,473	325,274
Insurance	—	—	—	1,177	1,177
Legal	—	—	—	54,712	54,712
Maintenance	3,051	84	—	625	3,760
Materials and supplies	24,855	16,950	4,169	6,281	52,255
Project overhead	8,948	605	2,023	49,369	60,945
Property and mineral rights	106,957	10,212	3,933	—	121,102
Telephone	3,866	4,235	19	8,160	16,280
Travel	107,637	16,947	411	35,226	160,221
Wages and benefits	13,525	5,637	—	48,537	67,699
Overhead allocation	225,869	75,909	4,249	(306,027)	—

Balance, end of period	$2,556,290	$3,673,032	$248,210	$—	$6,477,532

The San Juan Province project comprises five properties totaling 24,318 hectares (“ha”) (2005 – 24,318 ha) in southwestern San Juan province. At present, these lands are not subject to a royalty; however, the government of San Juan has not waived its rights to retain up to a 3% “mouth of mine” royalty from production. Land holding costs for 2006 are estimated at $1,616.

We currently control 15 (2005 – 15) cateos and 40 (2005 – 40) manifestations of discovery totaling 102,789 (2005 – 102,789) ha in the Santa Cruz province. Land holding costs for 2006 are estimated at $3,819. We have been actively exploring in the region since 1997. The properties have been acquired on the basis of geologic and geochemical reconnaissance. Expenditures in 2006 relate to land acquisition and reconnaissance geologic surveys on the acquired properties. Geologic evaluation of these targets is ongoing.

We hold 13 (2005 – 13) manifestations of discovery in the Precordilleran region of Chubut, totaling 10,380 (2005 – 10,380) ha. Land holding costs for 2006 are estimated at $1,300.

4. Investment (San José Project)

The investment in Minera Santa Cruz S.A. (“MSC”) is comprised of the following:

2006
Investment in MSC, January 1, 2006	$17,505,938
Plus:
Deferred costs incurred	940,886
Advances during the period	7,399,000
Loss from equity investment	(326,000)

Investment in MSC, June 30, 2006	$25,519,824

The San José project is owned by Minera Santa Cruz S.A., an Argentine corporation owned by Minera Andes Inc. (49%) and Mauricio Hoschschild & Cia. Ltda. (“MHC”) (51%). Our obligation will be 49% of the exploration costs related to the San José project, to maintain our interest in MSC.

Deferred costs of $940,886 include, among other things, engineering consulting costs, legal fees, and interest and finance costs related to our investment in MSC.

Subsequent to June 30, 2006, we made further payments of $2,695,000 to fund our 49% interest in the San José project.

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

We received $1,000,000 of the first tranche in December 2004 and the remaining $1,000,000 of the first tranche in February 2005. In connection with the first tranche, we issued share purchase warrants to acquire 2,738,700 of our common stock at an exercise price of Cdn $0.91 per share. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield – Nil; risk free interest rate – 3.53%; expected volatility of 62% and an expected life of 24 months. The difference between the allocated fair value and the face value of the debt of $346,200 was initially recorded as a debt discount with a corresponding entry to contributed surplus.

In July 2005, we received the second tranche of $2,000,000. For the second tranche, we issued share purchase warrants to acquire 3,987,742 of our common shares at an exercise price of Cdn$0.62 per share. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield – Nil; risk free interest rate – 3.99%; expected volatility of 55.8% and an expected life of 24 months. The difference between the allocated fair value and the face value of the debt of $263,800 was initially recorded as a debt discount with a corresponding entry to contributed capital.

In March 2006, Macquarie exercised its warrants from the second tranche to acquire 3,987,742 of our common shares at an exercise price of Cdn $0.62 per share for proceeds of Cdn$2,472,400 (US$ 2,060,333). We used part of the proceeds to repay principal and interest outstanding in the amount of $2,000,000 and $18,926, respectively, related to the second tranche.

The debt discount is being accreted and capitalized to our investment in MSC (Note 4) over the term of the debt using the effective interest rate method. For the six months period ended June 30, 2006, $278,552 of debt discount was accreted.

The bank loan and debt discount are summarized as follows:

	Face Amount	Discount	Carrying Value
Bank loan, initial and second tranche, being the balance at January 1, 2006	$4,000,000	$371,365	$3,628,635
Accretion of debt discount	—	(278,552)	278,552
Repayment of second tranche	(2,000,000)	—	(2,000,000)

Bank loan, initial tranche, being the balance at June 30, 2006	$2,000,000	$92,813	$1,907,187

As at June 30, 2006, interest expense incurred of $89,900 (June 30, 2005 -$48,568), and accreted interest expense related to the debt discount of $278,552 were capitalized to the Investment in MSC (Note 4).

6. Stock Options

A summary of the status of the Company’s stock option plan as of June 30, 2006 is:

	Options	Weighted Average Exercise Price (Cdn)
Outstanding at January 1, 2006	6,745,000	$0.54
Exercised	(760,000)	$0.49

Outstanding at June 30, 2006	5,985,000	$0.54

Exercisable at June 30, 2006	5,947,500	$0.54

At June 30, 2006, there were options held by directors, officers, employees and consultants of the Company for the purchase of common shares as follows:

Number of Shares	Exercise Price	Expiry Date

495,000	Cdn$0.40	June 27, 2007

1,370,000	Cdn$0.59	December 5, 2008

100,000	Cdn$0.50	March 29, 2009

1,275,000	Cdn$0.55	September 10, 2009

50,000	Cdn$0.61	December 14, 2009

2,200,000	Cdn$0.60	December 28, 2010

495,000	Cdn$0.31	March 21, 2013

5,985,000

Concerning stock option compensation, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for employee and non-employee option grants:

	2006	2005
Dividend yield (%)	—	—
Expected volatility (%)	84	85
Risk-free interest rates (%)	4.32	3.40
Expected lives (years)	4.5	5.0

We recorded $59,272, and $18,173 of stock option compensation, related to the vesting of certain non-employee stock options, during the six months ended June 30, 2006 and 2005, respectively.

7. Warrants

	Warrants	Weighted Average Exercise Price (Cdn)
Outstanding and exercisable, January 1, 2006	36,505,798	$0.61
Purchase warrants	8,578,344	$0.81
Brokers’ warrants	322,339	$0.55
Exercised	(29,655,100)	$0.57

Outstanding and exercisable, June 30, 2006	15,751,381	$0.84

At June 30, 2006, there were warrants outstanding and exercisable as follows:

Number of Warrants	Exercise Price	Expiry Date

2,738,700	Cdn$0.91	December 14, 2006

104,158	Cdn$0.70	March 22, 2007

2,000,000	Cdn$1.80	May 6, 2007

1,002,343	Cdn$0.55	November 25, 2007

322,339	Cdn$0.55	March 8, 2008

2,093,025	Cdn$0.50	November 13, 2008

7,490,816	Cdn$0.70	March 22, 2010

15,751,381

8. Agreements, Commitments and Contingencies

a.	Mineral rights in Argentina are owned by the federal government and administered by the provinces. The provinces can levy a maximum 3% “mouth of mine” (gross proceeds) royalty. The provinces of Mendoza and Neuquén have waived their right to a royalty. The provinces of Río Negro, San Juan, Santa Clara and Chubut have not yet established a policy regarding the royalty.

b.	We rent office space in Spokane, Washington for $2,150 per month with a commitment through November 2009. We have the right to terminate the lease on three months notice without penalty.

c.	We rent office space in Vancouver, British Columbia, Canada for Cdn$900 per month, without a commitment.

d.	We rent office space in Argentina for $345 per month with a commitment through August 2006.

e.	We rent a storage space in Argentina for $276 per month with a commitment through December 2006.

f.	On December 2, 2003, we signed an agreement that obligated us to pay N.A. Degerstrom (“Degerstrom”) a royalty of $250,000 if any of the current properties, other than the properties comprising the San José project, meet certain conditions such as bankable feasibility or commercial production prior to December 2, 2013.

g.	As at June 30, 2006, MSC had signed agreements with third party providers relating to the development of the San José/Huevos Verdes project. Our 49% portion of these commitments is approximately $2,700,000. These commitments are expected to be completed by March 31, 2007.

h.	In March 2005, MSC discovered an alleged employee fraud committed by the former purchasing manager during the period June 2004 through March 2005. Respective to our 49% interest, the fraud amounted to approximately $57,000 in 2004 and $78,000 in 2005. MSC will vigorously pursue full recovery but the final amount recoverable is not certain at this time. Canadian accounting standards require a high level of certainty in recording a recovery on the balance sheet that is contingent on future events, as a result the full amount of the fraud for each year respectively, has been written off against our investment in MSC and is included in our loss from equity investment in the respective period. Funds recovered in the future related to the fraud will be recorded if and when they are received.

9. Related Party Transactions

During the six-month period ended June 30, 2006 we incurred legal fees to a firm in which a director and officer is an associate totaling $29,002 (six-month period ended June 30, 2005—$24,775). This transaction was in the normal course of operations and was measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

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

Compensation Expense Associated with Release of Shares from Escrow

Under U.S. GAAP, stock compensation expense is recorded as shares held in escrow become eligible for release based upon the number of shares eligible for release and the market value of the shares at that time. Under Canadian GAAP, no value is attributed to such shares released and no compensation expense is recorded. Shares become eligible for release from escrow based on deferred exploration expenditure in accordance with the Escrow Agreement and with the consent of the TSX Venture Exchange. During the six months ended June 30, 2006, the year ended December 31, 2005 and for the period from July 1, 1994 (inception) through June 30, 2006, we would have recorded compensation expense of $nil, $nil and $6,324,914 respectively, under U.S. GAAP.

Mineral Properties and Deferred Exploration Costs

The U.S. Securities and Exchange Commission staff has taken the position that a U.S. registrant without proven and probable economic reserves, in most cases, could not support the recovery of the carrying value of deferred exploration costs. Our investment in MSC has proven and probable reserves but MSC did not receive government approval of the Environmental Impact Assessment (EIA) until the first quarter of 2006. Therefore, we have presented the effect of expensing all deferred exploration costs through December 31, 2005 as a reconciling item between U.S. and Canadian GAAP and began capitalizing all deferred exploration costs allowable under U.S. GAAP related to the proven and probable reserves of MSC made subsequent to December 31, 2005, totaling $7,425,955 for the six months ended June 30, 2006.

Stock Based Compensation

Beginning January 1, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-based Compensation” (“SFAS 123R”) which essentially conforms the accounting treatment under U.S. GAAP to the accounting treatment under Canadian GAAP for stock option grants, but some differences may remain. For the six months ended June 30, 2006, the Company expensed $59,272 under Canadian GAAP and U.S. GAAP, representing the amortization of a portion of the fair value of stock options granted to employees.

The Company accounts for stock-based compensation in accordance with the SFAS 123R. SFAS 123R received approval in January 2005 and requires the recognition of the fair values of the stock options granted as compensation expense over the vesting period. Prior to this, as permitted by SFAS 123, the Company did not adopt the provisions in respect of the fair value based method of accounting for all of the employee stock-based transactions and, instead, included the required pro forma disclosure as if this method had been applied for options granted. Beginning January 1, 2006, the Company adopted the recommendations of SFAS 123R, and has applied the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, no prior periods were restated or cumulative adjustments recorded upon the adoption of this standard

Had the Company applied the new standard using the modified retrospective method, which permits restatement using amounts previously disclosed under the pro forma provisions of SFAS 123, compensation related to stock options would have impacted the pro forma amounts. Since we did not grant any options to employees for the six months ended June 30, 2006, the new US requirements has not created differences between Canadian and US GAAP with respect to shareholders’ equity at June 30, 2006 nor the net loss for the six months ended June 30, 2006.

The net loss under US GAAP for the six months ended June 30, 2005 has been restated. Beginning January 1, 2006, the Company adopted the recommendations of SFAS 123R, and has applied the recommendations of this standard using the modified prospective method. Previously the Company, under US GAAP, continued to follow Accounting Principle Board Opinion No. 25 “Accounting for stock issued to employees” and related interpretations to account for stock options issued to employees, options issued with an exercise price denominated in a currency other then its functional currency are not considered fixed and variable accounting is required in accordance with Emerging Issues Task Force (“EITF”) 00-23 Issue 31. Under variable accounting, the intrinsic value of the options issued to employees is remeasured on each balance sheet date, with the adjustment charged to the Statement of Operations. The effect of remeasurement was to decrease the stock compensation expense by $261,833 for the six months ended June 30, 2005. Upon adoption of SFAS 123R variable accounting is no longer required and no adjustment is required for the six months ended June 30, 2006.

The impact of this US GAAP restatement, which has no impact on the Canadian GAAP financial statements, is as follows:

	Previously reported	As restated
Net loss under US GAAP for the six months period ended June 30, 2005	$(6,985,429)	$(6,723,596)
Loss per share	$(0.08)	$(0.08)

Warrants

Under Canadian GAAP, no value was assigned to the warrants granted to the agents in connection with the private placement of 13,156,689 (2005 – 35,595,190) units which were issued in March 2005, December 2005 and March 2006. Under US GAAP, the warrants were valued on the closing date of the private placements, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions:

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

Bank Loan

Under Canadian GAAP, the corresponding entry to record the debt discount of $346,200 related to the first tranche warrants and $263,800 related to the second tranche warrants granted to Macquarie Bank in connection with a credit facility (Note 5) was charged to contributed surplus. Under US GAAP, as the Company is required to maintain its listed company status as part of the loan covenant, in accordance with Emerging Issues Task Force (“EITF”) 00-19, the fair value of the warrants was recorded as a liability. Subsequent to the initial measurement, the value of the warrants is remeasured on each balance sheet date or upon exercise of the warrants, based on the fair value of the warrants with the adjustment charged to the Statement of Operations and Accumulated Deficit. For the six months ended June 30, 2006, the effect of remeasurement was to increase the fair value of the liabilities associated with these warrants by $1,098,830 (2005 – $704,892) which was debited to the Statement of Operations and Accumulated Deficit. On March 2, 2006, Macquarie exercised all of the second tranche warrants. The fair value of the liability associated with the second tranche warrants as at March 2, 2006 was $1,451,623. Upon exercise of the warrants, the associated liability was transferred to shareholders’ equity. Under US GAAP, the fair value of the warrants is recognized on the Consolidated Balance Sheet as deferred financing costs and is amortized on a straight line basis over the term of the debt. This would result in a net increase of $92,813 in total asset under US GAAP as compared to Canadian GAAP. The total assets under US GAAP purposes was $17,099,454, as at June 30, 2006 (December 31, 2005 – $3,848,079). These GAAP differences related to the valuation and classification of warrants and differences in accounting treatment of deferred financing costs would result in total liabilities under US GAAP purposes to be increased by $1,054,912 (December 31, 2005 – $1,686,257) from liabilities under Canadian GAAP to $3,646,262 as at June 30, 2006 (December 31, 2005 – $5,658,762).

The fair value of the first tranche warrants, as at June 30, 2006, was calculated to be $962,099 using the Black-Scholes option pricing model with the following assumptions: dividend yield – Nil; risk free interest rate – 3.53%; expected volatility of 63.48% and an expected life of 6 months. The fair value of the second tranche warrants, as at March 2, 2006, was calculated to be $1,451,623 using the Black-Scholes option pricing model with the following assumptions: dividend yield – Nil; risk free interest rate – 3.53%; expected volatility of 57.34% and an expected life of 17 months. Upon exercise of the warrants, the fair value was transferred to shareholders’ equity.

Impact on Consolidated Financial Statements

The impact of the above on the interim consolidated financial statements is as follows:

	June 30, 2006	December 31, 2005
Shareholders’ equity, end of period, per Canadian GAAP	$38,986,692	$21,480,321
Adjustment for mineral properties and deferred exploration costs	(6,477,532)	(4,470,174)
Adjustment for mineral property and deferred exploration cost portion of investment	(18,093,869)	(17,505,938)
Loss on revaluation of liability for warrants subject to registration rights	(1,803,722)	(704,892)
Adjustment arising upon exercise of warrants subject to registration rights	1,451,623	—
Adjustment for the debt discount	(610,000)	(610,000)

Shareholders’ equity (Capital Deficit), end of period, per US GAAP	$13,453,192	$(1,810,683)

	Six Months Ended		Period from July 1, 1994 (inception) through June 30, 2006
	June 30, 2006	June 30, 2005
	(restated)*
Net loss for the period, per Canadian GAAP	$(1,845,514)	$(1,136,171)	$(22,371,823)
Adjustment for acquisition of Scotia	—	—	(248,590)
Adjustment for compensation expense	—	—	(5,453,160)
Loss on revaluation of liability for warrants subject to registration rights	(1,098,830)	172,859	(1,803,722)
Adjustment for deferred exploration costs, net	(2,007,358)	(1,183,161)	(6,477,532)
Adjustment for investment	(587,931)	(4,838,956)	(18,093,869)
Adjustment for variable intrinsic value	—	261,833	(304,925)

Net loss for the period, per U.S. GAAP	$(5,539,633)	$(6,723,596)	$(54,753,621)

Basic and diluted net loss per common share, per U.S. GAAP	$(0.04)	$(0.08)

*	See stock compensation above

	June 30, 2006	December 31, 2005
Total liabilities, per Canadian GAAP	$2,591,350	$3,972,505
Adjustment for reclassification of debt discount to deferred financing costs	610,000	610,000
Adjustment for amortization of debt discount	(517,187)	(238,635)
Adjustment to recognize warrant liability	610,000	610,000
Loss on revaluation of liability for warrants subject to registration rights	1,803,722	704,892
Adjustment arising upon exercise of warrants subject to registration rights	(1,451,623)	—

Total liabilities, per US GAAP	$3,646,262	$5,658,762

	June 30, 2006	December 31, 2005
Total assets, per Canadian GAAP	$41,578,042	$25,452,826
Adjustment for mineral properties and deferred exploration costs	(6,477,532)	(4,470,174)
Adjustment for mineral property and deferred exploration cost portion of investment	(18,093,869)	(17,505,938)
Adjustment for deferred financing costs	610,000	610,000
Amortization of deferred financing costs	(517,187)	(238,635)

Total assets, per US GAAP	$17,099,454	$3,848,079

	June 30, 2006	June 30, 2005	Period from July 1, 1994 (inception) through June 30, 2006
Cash flows used in operating activities under Canadian GAAP	$(363,330)	$(751,884)	$(9,892,461)
Adjustment related to investment	(587,931)	(5,268,018)	(18,024,936)
Adjustment related to mineral properties	(1,995,924)	(1,170,640)	(18,507,841)

Cash flows used in operating activities under US GAAP	$(2,947,185)	$(7,190,842)	$(46,425,238)

Cash flows used in investing activities under Canadian GAAP	$(10,073,542)	$(6,241,143)	$(36,250,468)
Adjustment related to investment	587,931	5,268,018	17,421,917
Adjustment related to mineral properties	1,995,924	1,170,640	18,507,841

Cash flows (used in) provided by investing activities under US GAAP	$(7,489,687)	$197,515	$(320,710)

New U.S. Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment,” which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because share-based stock option awards, a predominate form of stock compensation for us, were not recognized as compensation expense under APB 25. Statement 123R requires the cost of the award, as determined on the date of grant at fair value, to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The grant-date fair value of the award will be estimated using an option-pricing model. The Company adopted the statement using the modified-prospective method on January 1, 2006. The Company currently discloses the effect of expensing stock options under a fair value approach using the Black-Scholes pricing model in Note 6 to these Condensed Consolidated Financial Statements.

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

In March 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of revised FIN 47 did not have a material effect on our consolidated financial statements.

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The adoption of revised SFAS No. 153 did not have a material effect on our consolidated financial statements.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140.” Among other things, the SFAS No. 155 permits the election of fair value remeasurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, Accounting for Derivative Instruments and Hedging Activities. These hybrid financial instruments would include both assets and liabilities. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material effect on our consolidated financial statements.

In September 2005, the FASB ratified the consensus reached by the EITF on Issue 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues (“EITF 05-7”). According to EITF Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” an exchange of debt instruments having substantially different terms (or a substantial modification of the terms of existing debt) is deemed tantamount to a debt extinguishment. In EITF 05-7, the Task Force provides the following additional guidance in the application of EITF 96-19:

In determining whether a substantial modification has been made to a convertible debt instrument (and thus whether an extinguishment has occurred), the change in fair value of the related embedded conversion option should be included in the EITF 96-19 analysis, with such change calculated as the difference between the fair values of the option immediately before and after the modification. The modification of a convertible debt instrument should affect subsequent recognition of interest expense with respect to changes in the fair value of the embedded conversion option. A new beneficial conversion feature should not be recognized nor should an existing one be reassessed upon modification to a convertible debt instrument (i.e., the only value associated with the modification of the embedded conversion option to be accounted for should be the change in its fair value). The foregoing consensus is effective for future modifications of debt instruments beginning in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted.

11. Subsequent Events

Subsequent to June 30, 2006, we issued 10,000 common shares for the exercise of stock options, 142,500 common shares for the exercise of warrants and 171,170 common shares for the exercise of broker warrants for total gross proceeds of $173,773.

In August 2006, we accepted an offer letter from Macquarie Bank Limited (Australian Stock Exchange, ASX: MBL) to provide a loan facility of up to US$20 million. This facility will provide funding to Minera Andes and its joint venture partner for building and construction work at the San José/Huevos Verdes silver/gold project in Argentina scheduled for production at the end of the first quarter of 2007.

The US$20 million debt facility to be provided by Macquarie is subject to completion of documentation and certain regulatory approvals. This facility will act as bridge financing for the joint ventures costs of completing, construction and development work with respect to establishing a mine at the San José project. The bridge facility will have a term of 90 days and will become part of a larger project finance facility planned by Minera Andes (49% owner) and its joint venture partner, Mauricio Hochschild & Cia. Ltda,(51% owner and operator) at the San José project to complete the mine.

The commercial terms of the loan include a facility fee of 3.0% of the principal amount of the initial tranche and interest of Libor plus 3% p.a., currently totaling approximately 8.4% p.a. A success fee of US$96,000, being one percent of 49 percent of the principal amount of the facility, is payable to Xystus Limited for assisting with the structuring and negotiation of the loan facility.

Macquarie Bank Limited is a diversified international provider of specialist investment banking and financial services with over 7,600 employees in 23 countries. Headquartered in Sydney, Australia, Macquarie Bank listed on the Australian Stock Exchange in 1996 and is ranked as one of Australia’s top 15 companies by market capitalization.

Drawdown of the initial tranche of this finance facility is subject to completion of documentation, receipt of regulatory approval and fulfillment of conditions precedent with Macquarie.

The project loan previously announced on July 25, 2005 with Standard Bank Plc. and Bayerische Hypo-und Vereinsbank AG has been terminated and a new facility has been structured with Macquarie. Minera Andes agreed to pay break fees of $572,000 of which $200,000 had been paid and the balance accrued as at June 30, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Minera Andes’ audited consolidated financial statements and notes thereto for the year ended December 31, 2005 and the unaudited consolidated interim financial statements and notes thereto for the period ended June 30, 2006, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. These statements along with additional information relating to Minera Andes are available on SEDAR at www.sedar.com and on the SEC’s EDGAR system at www.sec.gov. Financial condition and results of operations are not necessarily indicative of what may be expected in future years.

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

In November 2005, we signed a letter of intent with Xstrata Copper (“Xstrata”), a commodity business unit within Xstrata plc., over the Los Azules porphyry copper project in the San Juan province in northern Argentina. Minera Andes owns a 100 percent interest in its land that makes up the southern half of the property. The Xstrata Copper lands are subject to a letter of intent whereby Minera Andes has the right to earn a 100 percent interest in Xstrata Copper’s property by spending at least US$1.0 million on the property over the next four years, making payments to keep the property in good standing and producing a preliminary economic assessment (to NI 43-101 standards). If the preliminary assessment shows the project to be potentially economically viable at a potential production rate of 100,000 tonnes (200 million pounds) of copper per year for 10 years then Xstrata Copper will have a one time back-in right to earn a fifty one percent interest in the combined properties by making a cash payment to Minera Andes of three times Minera Andes’ expenditures on the property, completing a bankable feasibility study within five years and assuming underlying property commitments. In the event that the preliminary assessment does not meet the size criterion contemplated above, Xstrata Copper’s interest would reduce to a first right of refusal on any subsequent sale of the property. All lands that make up the property’s mineral applications are subject to a provincial mouth of mine royalty of between zero and three percent. This royalty will be negotiated with the province of San Juan as the project advances. We are in the process of completing the definitive agreement with Xstata.

Update

After receiving a positive feasibility study supporting development of a mine on the San José property in October of 2005, MSC submitted an Environmental Impact Assessment (EIA) study to seek permitting approvals to build a mine from the province of Santa Cruz. MSC then formalized the decision to proceed to place the project into production. In March of 2006, we received the approval of the EIA and are proceeding to build the mine to place the San José project into production by the first quarter of 2007. At the end of June 2006, approximately 370 personnel, including consultants, were working at the site, over 2,900 meters of drifts and 1,700 meters of ramps had been completed, and over 18,000 tonnes of mineralized material, grading 5.04 g/t gold and 329 g/t silver, were stockpiled. We anticipate financing completion of the San José project with a banking credit facility. A letter of intent for the credit facility is currently in place and the bank’s due diligence and the final agreement are in the process of being finalized.

In addition to the above, MSC is continuing exploration on the San José property as it develops the mine. Since the completion of the feasibility study, four new veins have been reported. To date, there are approximately 40 kilometers of known vein trends of which only 10% has been drill-tested so far. The highest grade intercept encountered in the current 2006 drilling campaign (totaling 5,500 meters) is 32.64 g/t (1.04 ounces per ton - opt) gold and 4,567 g/t (147 opt) silver over 0.55 meters in hole SJD-227 on the new Kospi vein. Other highlights, also on the Kospie vein, include 4.12 meters of 12.64 g/t (0.41 opt) gold and 336 g/t (11 opt) silver in hole SJD-216. Holes SJD-225 and SJD-224 also encountered 18.63 g/t gold and 1,063 g/t silver and 9.38 g/t gold and 1,432 g/t silver over 1.54 meters and 2.77 meters, respectively.

On other properties, we commenced drilling at the Los Azules porphyry copper project in the San Juan province, central Argentina in February 2006. A total of 36 holes, totaling approximately 9,000 meters, are planned for the current campaign. Eleven holes were drilled by May 2006 and the remaining holes will be drilled after the austral winter in the fourth quarter of 2006. Results from the eleven hole drill program returned intervals up to 1.62% copper over 221 meters and 1.00% copper over 173 meters in separate holes.

In May 2006, we also commenced drilling at our Cerro Mojón gold/silver project in Santa Cruz province, Argentina. The drill plan calls for a total of 2,250 meters of drilling in 12 holes varying in depth between 100 and 300 meters. Final results from this campaign are being compiled.

Plan of Operations

At quarter end, we had working capital of approximately $6.9 million. Subsequent to June 30, 2006, we received approximately $174,000 from the exercise of warrants and stock options.

We plan to spend approximately $1.8 million for our mineral property and exploration activities, other than the San José project, and for other general and administrative expenses through 2006, with work being conducted on several properties including an ongoing reconnaissance program designed to make new acquisitions. In addition, the 2006/2007 budget for the exploration, development and construction to place the San José project into production by the first quarter of 2007 is approximately $84 million, of which we have funded $10.1 million through July 2006 and currently estimate we will be required to fund an additional $4.4 million. The balance will be funded by our partners, MHC, and a project financing facility. The San José project is owned by MSC, an Argentine corporation owned by Minera Andes Inc. (49%) and MHC (51%) the operator of the project. In October of 2005, a positive feasibility was delivered and MSC secured a letter of intent for a non-recourse debt financing to complete construction of the project. If this financing is completed we may not be required to spend additional equity funds on the project other than as noted above; however, the financing of the project is uncertain at this time.

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

Results of Operations

Second quarter 2006 compared with second quarter 2005

We had a net loss of approximately $1.28 million for the second quarter of 2006, compared to a net loss of $682,000 for the second quarter of 2005 due to finance costs and foreign exchange gain in 2006 as a result of a weakening US dollar.

Six months ended June 30, 2006 compared with six months ended June 30, 2005

We had a net loss of approximately $1.85 million for the six months ended June 30, 2006, compared to a net loss of $1.14 million for the six months ended June 30, 2005. The difference is due primarily to finance costs of $688,712 relating to the early exercise of warrants, including $634,000 for the issuance of new warrants. Total mineral property and deferred exploration costs were approximately $2 million during the six months ended June 30, 2006, compared with approximately $1.2 million spent in the same period of 2005. The costs are associated with drill programs at our Los Azules and Cerro Mojón projects, ongoing reconnaissance exploration programs, new property acquisitions, evaluation of existing properties, and exploration at our Los Azules project.

Administrative expenditures for the six months period ended June 30, 2006 included $247,889 in consulting fees. The costs are associated with our investor relations program and stock compensation expense for consultants. Legal, audit and accounting activities were $174,798 for the six months ended June 30, 2006 compared to $74,212 in the same period last year. Travel for the six months ended June 30, 2006 was $60,662 compared with $54,864 in the same period in 2005. Foreign exchange gain was $24,614 as a result of a weakening US dollar for the six months ended June 30, 2006 compared with a loss of $141,815 in the same period in 2005.

Liquidity and Capital Resources

Due to the nature of the mining industry, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, we have financed our activities through the sale of equity securities, joint venture arrangements and debt facilities. We expect to use similar financing techniques in the future. However, there can be no assurance that we will be successful with such financings. See “Plan of Operations.”

In March 2006, we completed the second private placement with Mr. McEwen and sold 13,156,689 units at a price of Cdn$0.35 per unit for gross proceeds of Cdn$4,604,841 (US$3,970,703). Each unit consists of one common share and one-half of one common share purchase warrant. One whole common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of Cdn$0.55 per share at any time prior to the earlier of: a) the date which is the 15th trading day after receiving notice from Minera Andes that the weighted average price of the common shares on the TSX Venture Exchange has been equal to or greater than Cdn$1.00 for a period of 20 consecutive trading days commencing 120 days after the date of issuance of the warrants, and b) March 8, 2008.

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

In consideration for the early exercise of all his common share purchase warrants, Minera Andes issued to Mr. McEwen 2 million new common share purchase warrants. Each new warrant will entitle Mr. McEwen to purchase one common share at an exercise price of Cdn$1.80 per share for a term of 12 months expiring on May 5, 2007. The broker assisting in the transaction received a fee of Cdn$50,000. The shares will be subject to a hold period expiring on September 6, 2006. The fair value of the warrants, $634,000, was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield – Nil; risk free interest rate – 4.99%; expected volatility of 92.37% and an expected life of 12 months and was included in finance costs for the period ended June 30, 2006.

We intend to use the proceeds from the offering and exercise of warrants to fund our investment in MSC and for general corporate purposes.

At June 30, 2006 we had cash and cash equivalents of approximately $9.4 million compared to approximately $3.6 million at June 30, 2005. Working capital at June 30, 2006 was approximately $6.9 million. Subsequent to the quarter end, we received approximately $173,773 from the exercise of warrants and stock options. These funds, together with funds from joint ventures on the San José project, are sufficient, as estimated by management, to cover our budgeted expenditures for mineral property and exploration activities on our properties in Argentina and general and administrative expenses through the end of 2006. Our operating activities used approximately $363,000 in the first half of 2006 compared with using approximately $752,000 in the first half of 2005. Administrative expenditures for the period included approximately $248,000 in consulting fees (an increase of $53,000 over the same period last year); approximately $61,000 in travel; approximately $244,000 in office overhead and approximately $15,000 in telephone expenditures. These costs are due to our investor relations and public relations program.

Investing activities used approximately $10.1 million, due to funding our 49% interest in the San Jose project, less property option proceeds received, and expenditures related to mineral properties and deferred exploration in the first half of 2006 compared with approximately $6.2 million used in the first half of 2005.

Financing activities provided approximately $16.6 million, as a result of a private placement, exercise of warrants, broker warrants and options, and repayment of bank loan in the first half of 2006 compared with approximately $8.8 million provided in the first half of 2005. Cash and cash equivalents increased in the first half by approximately $6.1 million in 2006 compared with an increase of approximately $1.8 million in the same period in 2005.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, our ability to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of June 30, 2006, there was significant doubt that we would be able to continue as a going concern. (See Auditor’s Comment in the December 31, 2005 Audit Report and Note 1 in the December 31, 2005 Financial Statements).

For the six months ended June 30, 2006, we had a loss of approximately $1.8 million and an accumulated deficit of approximately $25 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, we have financed our activities through the sale of equity securities, debt facilities and joint venture arrangements. We expect to use similar financing techniques in the future and are actively pursuing such additional sources of financing.

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

Recent U.S. Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment,” which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because share-based stock option awards, a predominate form of stock compensation for us, were not recognized as compensation expense under APB 25. Statement 123R requires the cost of the award, as determined on the date of grant at fair value, to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The grant-date fair value of the award will be estimated using an option-pricing model. The Company adopted the statement using the modified-prospective method on January 1, 2006. The Company currently discloses the effect of expensing stock options under a fair value approach using the Black-Scholes pricing model in Note 6 to these Condensed Consolidated Financial Statements.

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

In March 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of revised FIN 47 did not have a material effect on our consolidated financial statements.

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The adoption of revised SFAS No. 153 did not have a material effect on our consolidated financial statements.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140.” Among other things, the SFAS No. 155 permits the election of fair value remeasurement for certain hybrid financial instruments that would otherwise require bifurcation under

Statement 133, Accounting for Derivative Instruments and Hedging Activities. These hybrid financial instruments would include both assets and liabilities. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material effect on our consolidated financial statements.

In September 2005, the FASB ratified the consensus reached by the EITF on Issue 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues (“EITF 05-7”). According to EITF Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” an exchange of debt instruments having substantially different terms (or a substantial modification of the terms of existing debt) is deemed tantamount to a debt extinguishment. In EITF 05-7, the Task Force provides the following additional guidance in the application of EITF 96-19:

In determining whether a substantial modification has been made to a convertible debt instrument (and thus whether an extinguishment has occurred), the change in fair value of the related embedded conversion option should be included in the EITF 96-19 analysis, with such change calculated as the difference between the fair values of the option immediately before and after the modification. The modification of a convertible debt instrument should affect subsequent recognition of interest expense with respect to changes in the fair value of the embedded conversion option. A new beneficial conversion feature should not be recognized nor should an existing one be reassessed upon modification to a convertible debt instrument (i.e., the only value associated with the modification of the embedded conversion option to be accounted for should be the change in its fair value). The foregoing consensus is effective for future modifications of debt instruments beginning in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted.

Subsequent events

Subsequent to June 30, 2006, we issued 10,000 common shares for the exercise of stock options, 142,500 common shares for the exercise of warrants and 171,170 common shares for the exercise of broker warrants for total gross proceeds of $173,773.

In August 2006, we accepted an offer letter from Macquarie Bank Limited (Australian Stock Exchange, ASX: MBL) to provide a loan facility of up to US$20 million. This facility will provide funding to Minera Andes and its joint venture partner for building and construction work at the San José/Huevos Verdes silver/gold project in Argentina scheduled for production at the end of the first quarter of 2007.

The US$20 million debt facility to be provided by Macquarie is subject to completion of documentation and certain regulatory approvals. This facility will act as bridge financing for the joint ventures costs of completing, construction and development work with respect to establishing a mine at the San José project. The bridge facility will have a term of 90 days and will become part of a larger project finance facility planned by Minera Andes (49% owner) and its joint venture partner, Mauricio Hochschild & Cia. Ltda (51% owner and operator), at the San José project to complete the mine.

The loan will allow construction of the mine to proceed on schedule while the project loan documentation is completed. In addition, this debt facility limits the need for equity financing dilution to shareholders and it allows us time to set pricing on the hedging required by the bank to secure the project loan.

The commercial terms of the loan include a facility fee of 3.0% of the principal amount of the initial tranche and interest of Libor plus 3% p.a., currently totaling approximately 8.4% p.a. A success fee of US$96,000, being one percent of 49 percent of the principal amount of the facility, is payable to Xystus Limited for assisting with the structuring and negotiation of the loan facility.

Macquarie Bank Limited is a diversified international provider of specialist investment banking and financial services with over 7,600 employees in 23 countries. Headquartered in Sydney, Australia, Macquarie Bank listed on the Australian Stock Exchange in 1996 and is ranked as one of Australia’s top 15 companies by market capitalization.

Drawdown of the initial tranche of this finance facility is subject to completion of documentation, receipt of regulatory approval and fulfillment of conditions precedent with Macquarie.

The project loan previously announced on July 25, 2005 with Standard Bank Plc. and Bayerische Hypo- und Vereinsbank AG has been terminated and a new facility has been structured with Macquarie. Minera Andes agreed to pay break fees of $572,000 of which $200,000 had been paid and the balance accrued as at June 30, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our debt, changes in foreign currency exchange rates, commodity price fluctuations and equity price risk.

Interest Rate Risk

At June 30, 2006 we had $2.0 million of variable rate debt which carries an interest rate of LIBOR plus 2%. We estimate that a 1% increase in the interest rate on the variable rate debt would result in a $20,000 change in annual interest expense. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.

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

During the six months ended June 30, 2006, we also issued 760,000 common shares for the exercise of stock options, 28,108,965 common shares for the exercise of purchase warrants and 1,546,135 shares for the exercise of broker warrants for total gross proceeds of $15,068,080.

Subsequent to June 30, 2006, we issued 10,000 common shares for the exercise of stock options, 142,500 common shares for the exercise of warrants and 171,170 common shares for the exercise of broker warrants for total gross proceeds of $173,773.

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

Minera Andes shareholders of record as of May 23, 2006 were sent proxy materials concerning an annual general and special shareholders meeting held June 28, 2006 in Spokane, Washington. The management of Minera Andes asked shareholders of the company to approve resolutions to fix the number of Directors to be elected at five (5); to elect as Director all proposed nominees for the ensuing year; to appoint BDO Dunwoody LLP as Auditors of the Company and authorize the Directors to fix their remuneration; and to approve the amendments to the Company’s stock option plan. For particulars of matters acted upon see the management information circular filed June 6, 2006 on file with SEDAR at www.sedar.com.

At the annual general and special shareholders meeting of the common shareholders, 66,722,473 shares were voted. The shares voted represent 44.73% of the issued and outstanding shares of the company.

Each of the proposals submitted to a shareholder vote was approved. The results of the shares voted for the various resolutions were as follows:

	Number of Shares
	For	Against	Withheld	Invalid	Non-Votes	Total
To fix the number of Directors to be elected at five (5)	66,279,634	442,839	N/A	0	0	66,722,473
To elect as Director all proposed nominees for the ensuing year	64,905,727	N/A	1,816,746	0	0	66,722,473
To appoint BDO Dunwoody LLP as Auditors of the Company and authorize the Directors to fix their renumeration	66,129,627	N/A	592,846	0	0	66,722,473
To approve the amendments to the Company’s stock option plan	24,752,705	1,320,247	N/A	0	40,649,521	66,722,473

Item 6.	Exhibits

The Exhibits listed in the Index to Exhibits at the end of this report are included as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINERA ANDES INC.

Date: August 18, 2006	By:	/s/ Allen V. Ambrose
Allen V. Ambrose
President

Date: August 18, 2006	By:	/s/ William V. Schara
William V. Schara
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Identification of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Minera Andes’ Registration Statement on Form 10-SB (the “Form 10-SB”).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-SB).

31.1	Certification of President (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.