Form 10-Q
period 2006-09-30
MINERA ANDES INC /WA
filed 2006-11-20
CIK 1030219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐    No  ☒

Shares outstanding as of November 14, 2006: 153,082,116 shares of common stock, with no par value

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED BALANCE SHEETS

(U.S. Dollars - Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current:
Cash and cash equivalents	$6,283,982	$3,314,559
Receivables and prepaid expenses	99,943	95,777

Total current assets	6,383,925	3,410,336
Mineral properties and deferred exploration costs (Note 3)	6,883,615	4,470,174
Investment (Note 4)	27,933,273	17,505,938
Equipment, net	62,741	66,378

Total assets	$41,263,554	$25,452,826

LIABILITIES
Current:
Accounts payable and accruals	$596,571	$259,806
Bank loan interest payable	8,959	84,064
Bank loan (Note 5)	1,953,042	3,628,635

Total liabilities	2,558,572	3,972,505

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, unlimited number authorized, none issued	—	—
Common shares, no par value, unlimited number authorized
Issued September 30, 2006 – 152,954,616 shares (Note 2)
Issued December 31, 2005 – 108,484,137 shares	60,999,615	41,679,110
Contributed surplus	3,438,817	2,736,570
Accumulated deficit	(25,733,450)	(22,935,359)

Total shareholders’ equity	38,704,982	21,480,321

Total liabilities and shareholders’ equity	$41,263,554	$25,452,826

Approved by the Board of Directors:

/s/ Allen V. Ambrose	/s/ Bonnie L. Kuhn
Allen V. Ambrose, Director	Bonnie L. Kuhn, Director

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(U.S. Dollars-Unaudited)

	Three Months Ended		Nine Months Ended		Period from July 1, 1994 (inception) through September 30, 2006
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Consulting fees	$81,061	$101,749	$328,950	$296,251	$2,890,926
Depreciation	2,603	2,691	7,056	7,683	94,946
Equipment rental	—	—	—	—	21,522
Foreign exchange (gain) loss	(17,956)	(73,188)	(42,570)	68,627	136,358
Insurance	15,194	18,069	45,618	53,589	437,502
Legal, audit and accounting fees	173,933	55,020	348,731	129,232	2,127,161
Materials, supplies and maintenance	—	—	—	—	49,260
Office overhead and administration fees	67,339	45,528	310,837	232,711	3,007,618
Telephone	9,171	7,413	24,452	25,161	477,375
Transfer agent	7,487	12,218	16,589	15,429	155,523
Travel	8,622	6,207	69,284	61,071	615,778
Wages and benefits	85,666	79,712	247,984	211,734	3,163,970
Write-off of deferred exploration costs	—	—	—	—	8,540,235

Total operating expenses	433,120	255,419	1,356,931	1,101,488	21,718,174
Gain on sale of equipment	—	—	—	—	(112,330)
Gain on sale of property	—	—	—	—	(898,241)
Finance costs	—	—	688,712	—	688,712
Loss on investment (Note 4)	415,000	212,098	741,000	539,673	2,515,746
Interest income	(71,010)	(15,277)	(164,019)	(52,750)	(763,127)

Net loss for the period	777,110	452,240	2,622,624	1,588,411	23,148,934

Accumulated deficit, beginning of the period, as previously reported	24,956,340	20,392,159	22,935,359	19,180,452	—
Adjustment for change in accounting for stock-based compensation	—	—	—	—	678,569

	24,956,340	20,392,159	22,935,359	19,180,452	678,569
Adjustment on acquisition of royalty interest	—	—	—	—	500,000
Share issue costs	—	—	175,467	75,536	1,388,732
Deficiency on acquisition of subsidiary	—	—	—	—	17,215

Accumulated deficit, end of the period	$25,733,450	$20,844,399	$25,733,450	$20,844,399	$25,733,450

Basic and diluted net loss per common share	$0.01	$0.00	$0.02	$0.02

Weighted average common shares outstanding	152,495,955	90,657,475	137,179,221	78,519,041

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF MINERAL PROPERTIES

AND DEFERRED EXPLORATION COSTS

(U.S. Dollars-Unaudited)

	Three Months Ended		Nine Months Ended		Period from July 1, 1994 (inception) through September 30, 2006
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Administration fees	$—	$—	$—	$—	$392,837
Assays and analytical	4,140	12,374	74,730	99,224	1,231,771
Construction and trenching	—	—	36,265	7,932	570,548
Consulting fees	46,021	18,390	125,614	118,785	1,447,563
Depreciation	7,741	6,268	19,175	18,789	241,409
Drilling	—	—	850,803	396,110	2,440,196
Equipment rental	78,780	—	174,028	84,303	679,280
Geology	69,829	60,022	395,102	223,345	4,462,090
Geophysics	—	2,700	—	65,058	374,960
Insurance	—	—	1,177	1,853	258,589
Legal	33,861	24,723	88,573	64,781	919,045
Maintenance	1,485	688	5,245	6,112	193,199
Materials and supplies	3,729	3,598	55,984	29,805	572,924
Project overhead	20,502	13,437	81,448	44,225	520,983
Property and mineral rights	82,530	10,871	203,632	31,210	1,657,715
Telephone	9,720	4,589	26,000	20,890	160,919
Travel	13,906	18,013	174,127	81,605	1,494,818
Wages and benefits	33,839	33,558	101,538	98,365	1,528,746

Costs incurred during the period	406,083	209,231	2,413,441	1,392,392	19,147,592
Balance, beginning of the period	6,477,532	4,010,816	4,470,174	2,827,655	—
Deferred costs, acquired	—	—	—	—	576,139
Deferred costs, contributed to MSC	—	—	—	—	(2,320,980)
Deferred costs written off	—	—	—	—	(8,540,235)
Mineral property option proceeds	—	—	—	—	(1,978,901)

Balance, end of the period	$6,883,615	$4,220,047	$6,883,615	$4,220,047	$6,883,615

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars-Unaudited)

	Three Months Ended		Nine Months Ended		Period from July 1, 1994 (inception) through September 30, 2006
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Operating Activities:
Net loss for the period	$(777,110)	$(452,240)	$(2,622,624)	$(1,588,411)	$(23,148,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of incorporation costs	—	—	—	—	665
Write-off of deferred exploration costs	—	—	—	—	8,540,235
Finance costs	—	—	688,712	—	688,712
Loss on investment	415,000	212,098	741,000	539,673	2,515,746
Depreciation	2,603	2,691	7,056	7,683	94,946
Stock option compensation	8,975	9,230	68,247	27,403	1,516,248
Gain on sale of equipment	—	—	—	—	(112,330)
Gain on sale of mineral properties	—	—	—	—	(898,241)
Change in:
Receivables and prepaid expenses	(15,157)	7,243	(4,166)	31,791	(99,943)
Accounts payable and accruals	(78,306)	(201,146)	(57,468)	(192,147)	202,338

Cash used in operating activities	(443,995)	(422,124)	(1,179,243)	(1,174,008)	(10,700,558)

Investing Activities:
Incorporation costs	—	—	—	—	(665)
Purchase of equipment	(6,310)	(1,798)	(22,594)	(4,283)	(328,206)
Proceeds from sale of equipment	—	—	—	—	14,225
Proceeds from sale of property	—	—	—	—	898,241
Mineral properties and deferred exploration	(398,342)	(202,963)	(2,394,266)	(1,373,603)	(18,906,183)
Investment	(2,760,279)	(3,841,581)	(10,449,695)	(9,127,630)	(27,970,764)
Proceeds from sale of subsidiaries	—	—	—	—	9,398
Acquisition of royalty interest	—	—	—	—	(500,000)
Mineral property option proceeds	—	200,000	—	400,000	2,778,901

Cash used in investing activities	(3,164,931)	(3,846,342)	(12,866,555)	(10,105,516)	(44,005,053)

MINERA ANDES INC.

“An Exploration Stage Corporation”

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars-Unaudited)

	Three Months Ended		Nine Months Ended		Period from July 1, 1994 (inception) through September 30, 2006
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Financing Activities:
Shares and subscriptions issued for cash, less issue costs	486,425	42,654	19,090,326	7,872,808	58,980,634
Bank loan proceeds received	—	2,000,000	—	3,000,000	4,000,000
Repayment of bank loan	—	—	(2,000,000)	—	(2,000,000)
Bank loan interest paid	(22,642)	28,894	(75,105)	46,925	8,959

Cash provided by financing activities	463,783	2,071,548	17,015,221	10,919,733	60,989,593

Increase (decrease) in cash and cash equivalents	(3,145,143)	(2,196,918)	2,969,423	(359,791)	6,283,982
Cash and cash equivalents, beginning of period	9,429,125	3,563,947	3,314,559	1,726,820	—

Cash and cash equivalents, end of period	$6,283,982	$1,367,029	$6,283,982	$1,367,029	$6,283,982

Supplementary disclosure of cash flow information:
Capitalized interest (Note 5)	$(37,384)	$(54,901)	$(127,284)	$(103,469)	$(295,693)

Non-cash investing and financing activities and other information:
Stock option compensation	$8,975	$9,230	$68,247	$27,403	$1,516,248

Capitalized accreted interest expense (Note 5)	$45,855	$70,832	$324,407	$151,314	$563,042

Depreciation capitalized to mineral properties	$7,741	$6,268	$19,175	$18,789	$241,409

Accrual for finance costs related to MSC	$22,315	$—	$394,233	$—	$394,233

Adjustment for change in accounting for stock-based compensation	$—	$—	$—	$—	$678,569

Deferred costs, acquired	$—	$—	$—	$—	$576,139

Deferred costs, contributed to MSC	$—	$—	$—	$—	$2,320,980

Shares issued for acquisition	$—	$—	$—	$—	$575,537

The accompanying notes are an integral part of these consolidated financial statements.

MINERA ANDES INC.

“An Exploration Stage Corporation”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. Dollars-Unaudited)

1. Accounting Policies, Financial Condition and Liquidity

The accompanying consolidated financial statements of Minera Andes Inc. for the three and nine-month period ended September 30, 2006 and 2005 and for the cumulative period from inception (July 1, 1994) through September 30, 2006 have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from principles and practices generally accepted in the United States, as described in Note 10. Also, they are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. The December 31, 2005 financial information has been derived from our audited consolidated financial statements.

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

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, the ability to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of September 30, 2006, there was substantial doubt that we would be able to continue as a going concern.

For the nine months ended September 30, 2006, we had a loss of approximately $2.6 million and an accumulated deficit of approximately $25.7 million. In addition, due to the nature of the mining business, the acquisition, exploration and development of mineral properties requires significant expenditures prior to the commencement of production. To date, we have financed our activities through the sale of equity securities, joint venture arrangements and debt facilities. We expect to use similar financing techniques in the future and are actively pursuing such additional sources of financing.

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

2. Changes to Share Capital

	Number of Shares	Amount
Balance, January 1, 2006	108,484,137	$41,679,110
Issued for cash on exercise of stock options	770,000	332,539
Issued for cash on exercise of warrants (Note 5)	28,683,666	14,173,029
Issued for cash on exercise of broker warrants (Note 5)	1,860,124	1,048,937
Issued for cash (private placement Cdn$0.35 each), net	13,156,689	3,766,000

Balance, September 30, 2006	152,954,616	$60,999,615

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

In consideration for the early exercise of all his common share purchase warrants, Minera Andes issued to Mr. McEwen 2 million new common share purchase warrants. Each new fully vested warrant will entitle Mr. McEwen to purchase one common share at an exercise price of Cdn$1.80 per share for a term of 12 months expiring on May 5, 2007. The broker assisting in the transaction received a fee of Cdn$50,000. The shares from the exercise of these warrants were subject to a hold period expired on September 6, 2006. The fair value of the warrants, $634,000, was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield – Nil; risk free interest rate – 4.99%; expected volatility of 92.37% and an expected life of 12 months and was included in finance costs for the period ended September 30, 2006.

Subsequent to September 30, 2006, we issued 40,000 common shares for the exercise of stock options and 87,500 common shares for the exercise of warrants for total gross proceeds of $59,081.

3. Mineral Properties and Deferred Exploration Costs

At September 30, 2006, we, through our subsidiaries, hold interests in approximately 439,804 acres (177,986 hectares) of mineral rights and mining lands in three Argentine provinces. Under our present acquisition and exploration programs, we are continually acquiring additional mineral property interests and exploring and evaluating our properties. If, after evaluation, a property does not meet our requirements, then the property and deferred exploration costs are written off to operations. Mineral property costs and deferred exploration costs, net of mineral property option proceeds, are as follows:

2006 COSTS BY PROPERTY

Description	San Juan Cateos	Santa Cruz Cateos	Chubut Cateos	General Exploration	Total
Balance, beginning of period	$1,149,286	$3,099,502	$221,386	$—	$4,470,174
Assays and analytical	40,435	29,700	1,363	3,232	74,730
Construction and trenching	36,265	—	—	—	36,265
Consulting fees	7,896	22,449	11,326	83,943	125,614
Depreciation	—	—	—	19,175	19,175
Drilling	507,081	343,722	—	—	850,803
Equipment Rental	95,248	78,780	—	—	174,028
Geology	271,785	79,289	2,163	41,865	395,102
Insurance	—	—	—	1,177	1,177
Legal	1,401	—	—	87,172	88,573
Maintenance	4,051	390	—	804	5,245
Materials and supplies	25,263	18,149	4,306	8,266	55,984
Project overhead	9,809	1,009	2,167	68,463	81,448
Property and mineral rights	186,498	16,688	446	—	203,632
Telephone	3,886	4,262	22	17,830	26,000
Travel	109,454	20,678	459	43,536	174,127
Wages and benefits	20,293	7,329	—	73,916	101,538
Overhead allocation	304,017	141,270	4,092	(449,379)	—

Balance, end of period	$2,772,668	$3,863,217	$247,730	$—	$6,883,615

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

4. Investment (San José Project)

The investment in Minera Santa Cruz S.A. (“MSC”) is comprised of the following:

2006
Investment in MSC, January 1, 2006	$17,505,938
Plus:
Deferred costs incurred	1,074,335
Advances during the period	10,094,000
Loss from equity investment	(741,000)

Investment in MSC, September 30, 2006	$27,933,273

The San José project is owned by Minera Santa Cruz S.A., an Argentine corporation owned by Minera Andes Inc. (49%) and Mauricio Hoschschild & Cia. Ltda. (“MHC”) (51%). Our obligation will be 49% of the exploration costs related to the San José project, to maintain our interest in MSC.

Deferred costs of $1,074,335 include, among other things, engineering consulting costs, legal fees, and interest and finance costs related to our investment in MSC.

Subsequent to September 30, 2006, we made further payments of $3,528,000 to fund our 49% interest in the San José project.

The project loan previously announced on July 25, 2005 with Standard Bank Plc. and Bayerische Hypo-und Vereinsbank AG to fund the San José project was terminated and a new facility was structured with Macquarie Bank Limited (“Macquarie”) in February 2006. Minera Andes agreed to pay break fees of $572,000 of which $200,000 had been paid and the balance accrued as at September 30, 2006.

In October, 2006, MAI signed a letter of intent for project financing with an affiliate of MHC and to terminate the Macquarie project financing offered in February 2006 and the $20 million Macquarie bridge loan offered in August 2006 subject to a successful public offer by MHC. MHC agreed to pay the break fees and other costs related to the Macquarie financing. In November 2006, MHC successfully completed a public offering as Hochschild Mining PLC on the London stock exchange.

The MHC financing includes a $20 million bridge loan with MSC, which will be replaced, as soon as reasonably practical, with a permanent financing of $55 million or such higher amount as agreed to by MAI and MHC. The project financing will be made substantially on the same terms as the Macquarie financing except that:

(a)	MSC will not be required to hedge any of its production.

(b)	The project financing will be unsecured, except for a security interest in certain collection and escrow accounts and the funds deposited and the rights to the funds deposited. The shareholders of MSC will not be required to pledge their shares in MSC as security for the loans to MSC.

(c)	Events of default will basically be limited to events outside the control of MHC and MSC.

(d)	Future project expansions will be financed from cash flow from the project.

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

The debt discount is being accreted and capitalized to our investment in MSC (Note 4) over the term of the debt using the effective interest rate method. For the nine-month period ended September 30, 2006, $324,407 of debt discount was accreted.

The bank loan and debt discount are summarized as follows:

	Face Amount	Discount	Carrying Value
Bank loan, initial and second tranche, being the balance at January 1, 2006	$4,000,000	$371,365	$3,628,635
Accretion of debt discount	—	(324,407)	324,407
Repayment of second tranche	(2,000,000)	—	(2,000,000)

Bank loan, initial tranche, being the balance at September 30, 2006	$2,000,000	$46,958	$1,953,042

As at September 30, 2006, interest expense incurred of $127,284 (September 30, 2005 -$103,469), of which $8,959 was unpaid, and accreted interest expense related to the debt discount of $324,407 were capitalized to the Investment in MSC (Note 4).

6. Stock Options

A summary of the status of the Company’s stock option plan as of September 30, 2006 is:

	Options	Weighted Average Exercise Price (Cdn)
Outstanding at January 1, 2006	6,745,000	$0.54
Exercised	(770,000)	$0.50

Outstanding at September 30, 2006	5,975,000	$0.54

Exercisable at September 30, 2006	5,956,250	$0.53

At September 30, 2006, there were options held by directors, officers, employees and consultants of the Company for the purchase of common shares as follows:

Number of Shares	Exercise Price	Expiry Date
495,000	Cdn$0.40	June 27, 2007
1,370,000	Cdn$0.59	December 5, 2008
100,000	Cdn$0.50	March 29, 2009
1,265,000	Cdn$0.55	September 10, 2009
50,000	Cdn$0.61	December 14, 2009
2,200,000	Cdn$0.60	December 28, 2010
495,000	Cdn$0.31	March 21, 2013

5,975,000

Concerning stock option compensation, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for employee and non-employee option grants:

	2006	2005
Dividend yield (%)	—	—
Expected volatility (%)	82	85
Risk-free interest rates (%)	4.32	3.40
Expected lives (years)	4.25	5.0

We recorded $68,247, and $27,403 of stock option compensation, related to the vesting of certain non-employee stock options, during the nine months ended September 30, 2006 and 2005, respectively.

7. Warrants

	Warrants	Weighted Average Exercise Price (Cdn)
Outstanding and exercisable, January 1, 2006	36,505,798	$0.61
Purchase warrants	8,578,344	$0.81
Brokers’ warrants	322,339	$0.55
Exercised	(30,543,790)	$0.57

Outstanding and exercisable, September 30, 2006	14,862,691	$0.85

At September 30, 2006, there were warrants outstanding and exercisable as follows:

Number of Warrants	Exercise Price	Expiry Date
2,738,700	Cdn$0.91	December 14, 2006
64,158	Cdn$0.70	March 22, 2007
2,000,000	Cdn$1.80	May 6, 2007
935,714	Cdn$0.55	November 25, 2007
48,350	Cdn$0.55	March 8, 2008
1,934,725	Cdn$0.50	November 13, 2008
7,141,044	Cdn$0.70	March 22, 2010

14,862,691

8. Agreements, Commitments and Contingencies

a.	Mineral rights in Argentina are owned by the federal government and administered by the provinces. The provinces can levy a maximum 3% “mouth of mine” (gross proceeds) royalty. The provinces of Mendoza and Neuquén have waived their right to a royalty. The provinces of Río Negro, San Juan, Santa Clara and Chubut have not yet established a policy regarding the royalty.

b.	We rent office space in Spokane, Washington for $2,150 per month with a commitment through November 2009. We have the right to terminate the lease on three months notice without penalty.

c.	We rent office space in Vancouver, British Columbia, Canada for Cdn$900 per month, without a commitment.

d.	We rent office space in Argentina for $1,089 per month with a commitment through August 2008.

e.	We rent a storage space in Argentina for $276 per month with a commitment through December 2006.

f.	On December 2, 2003, we signed an agreement that obligated us to pay N.A. Degerstrom (“Degerstrom”) a royalty of $250,000 if any of the current properties, other than the properties comprising the San José project, meet certain conditions such as bankable feasibility or commercial production prior to December 2, 2013.

g.	As at September 30, 2006, MSC had signed agreements with third party providers relating to the development of the San José/Huevos Verdes project. Our 49% portion of these commitments is approximately $5,047,252. These commitments are expected to be completed by March 31, 2007.

h.	In March 2005, MSC discovered an alleged employee fraud committed by the former purchasing manager during the period June 2004 through March 2005. Respective to our 49% interest, the fraud amounted to approximately $57,000 in 2004 and $78,000 in 2005. MSC will vigorously pursue full recovery but the final amount recoverable is not certain at this time. Canadian accounting standards require a high level of certainty in recording a recovery on the balance sheet that is contingent on future events, as a result the full amount of the fraud for each year respectively, has been written off against our investment in MSC and is included in our loss from equity investment in the respective period. Funds recovered in the future related to the fraud will be recorded if and when they are received.

9. Related Party Transactions

During the nine-month period ended September 30, 2006 we incurred legal fees to a firm in which a director and officer is an associate totaling $42,399 (nine-month period ended September 30, 2005—$33,015). This transaction was in the normal course of operations and was measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

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

Compensation Expense Associated with Release of Shares from Escrow

Under U.S. GAAP, stock compensation expense is recorded as shares held in escrow become eligible for release based upon the number of shares eligible for release and the market value of the shares at that time. Under Canadian GAAP, no value is attributed to such shares released and no compensation expense is recorded. Shares become eligible for release from escrow based on deferred exploration expenditure in accordance with the Escrow Agreement and with the consent of the TSX Venture Exchange. During the nine months ended September 30, 2006, the year ended December 31, 2005 and for the period from July 1, 1994 (inception) through September 30, 2006, we would have recorded compensation expense of $nil, $nil and $6,324,914 respectively, under U.S. GAAP.

Mineral Properties and Deferred Exploration Costs

The U.S. Securities and Exchange Commission staff has taken the position that a U.S. registrant without proven and probable economic reserves, in most cases, could not support the recovery of the carrying value of deferred exploration costs. Our investment in MSC has proven and probable reserves but MSC did not receive government approval of the Environmental Impact Assessment (EIA) until the first quarter of 2006. Therefore, we have presented the effect of expensing all deferred exploration costs through December 31, 2005 as a reconciling item between U.S. and Canadian GAAP and began capitalizing all deferred exploration costs allowable under U.S. GAAP related to the proven and probable reserves of MSC made subsequent to December 31, 2005, totaling $9,505,332 for the nine months ended September 30, 2006.

Stock Based Compensation

Beginning January 1, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-based Compensation” (“SFAS 123R”) which essentially conforms the accounting treatment under U.S. GAAP to the accounting treatment under Canadian GAAP for stock option grants, but some differences may remain. For the nine months ended September 30, 2006, the Company expensed $68,247 under Canadian GAAP and U.S. GAAP, representing the amortization of a portion of the fair value of stock options granted to employees.

The Company accounts for stock-based compensation in accordance with the SFAS 123R. SFAS 123R received approval in January 2005 and requires the recognition of the fair values of the stock options granted as compensation expense over the vesting period. Prior to this, as permitted by SFAS 123, the Company did not adopt the provisions in respect of the fair value based method of accounting for all of the employee stock-based transactions and, instead, included the required pro forma disclosure as if this method had been applied for options granted. Beginning January 1, 2006, the Company adopted the recommendations of SFAS 123R, and has applied the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, no prior periods were restated or cumulative adjustments recorded upon the adoption of this standard. Had the Company applied the new standard using the modified retrospective method, which permits restatement using amounts previously disclosed under the pro forma provisions of SFAS 123, compensation related to stock options would have impacted the pro forma amounts.

The net loss under US GAAP for the nine months ended September 30, 2005 has been restated. Beginning January 1, 2006, the Company adopted the recommendations of SFAS 123R, and has applied the recommendations of this standard using the modified prospective method. Previously the Company, under US GAAP, continued to follow Accounting Principle Board Opinion No. 25 “Accounting for stock issued to employees” and related interpretations to account for stock options issued to employees, options issued with an exercise price denominated in a currency other then its functional currency are not considered fixed and variable accounting is required in accordance with Emerging Issues Task Force (“EITF”) 00-23 Issue 31. Under variable accounting, the intrinsic value of the options issued to employees is remeasured on each balance sheet date, with the adjustment charged to the Statement of Operations. The effect of remeasurement was to decrease the stock compensation expense by $256,667 for the nine months ended September 30, 2005. Upon adoption of SFAS 123R variable accounting is no longer required and no adjustment is required for the nine months ended September 30, 2006.

The impact of this US GAAP restatement, which has no impact on the Canadian GAAP financial statements, is as follows:

	Previously reported	As restated
Net loss under US GAAP for the nine months period ended June 30, 2005	$(11,020,607)	$(10,763,940)
Loss per share	$(0.14)	$(0.14)

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

For the nine months ended September 30, 2006, the effect of remeasurement was to increase the fair value of the liabilities associated with these warrants by $902,403 (2005 – $704,892) which was debited to the Statement of Operations and Accumulated Deficit. On March 2, 2006, Macquarie exercised all of the second tranche warrants. The fair value of the liability associated with the second tranche warrants as at March 2, 2006 was $1,451,623. Upon exercise of the warrants, the associated liability was transferred to shareholders’ equity. Under US GAAP, the fair value of the warrants is recognized on the Consolidated Balance Sheet as deferred financing costs and is amortized on a straight line basis over the term of the debt. This would result in a net increase of $46,956 in total assets under US GAAP as compared to Canadian GAAP. The total assets under US GAAP purposes was $15,998,956, as at September 30, 2006 (December 31, 2005 – $3,848,079). These GAAP differences related to the valuation and classification of warrants and differences in accounting treatment of deferred financing costs would result in total liabilities under US GAAP purposes to be increased by $812,630 (December 31, 2005 – $1,686,257) from liabilities under Canadian GAAP to $3,371,202 as at September 30, 2006 (December 31, 2005 – $5,658,762).

The fair value of the first tranche warrants, as at September 30, 2006, was calculated to be $765,672 using the Black-Scholes option pricing model with the following assumptions: dividend yield – Nil; risk free interest rate – 3.53%; expected volatility of 62.83% and an expected life of 3 months. The fair value of the second tranche warrants, as at March 2, 2006, was calculated to be $1,451,623 using the Black-Scholes option pricing model with the following assumptions: dividend yield – Nil; risk free interest rate – 3.53%; expected volatility of 57.34% and an expected life of 17 months. Upon exercise of the warrants, the fair value was transferred to shareholders’ equity.

Impact on Consolidated Financial Statements

The impact of the above on the interim consolidated financial statements is as follows:

	September 30, 2006	December 31, 2005
Shareholders’ equity, end of period, per Canadian GAAP	$38,704,982	$21,480,321
Adjustment for mineral properties and deferred exploration costs	(6,883,615)	(4,470,174)
Adjustment for mineral property and deferred exploration cost portion of investment	(18,427,941)	(17,505,938)
Loss on revaluation of liability for warrants subject to registration rights	(1,607,295)	(704,892)
Adjustment arising upon exercise of warrants subject to registration rights	1,451,623	—
Adjustment for the debt discount	(610,000)	(610,000)

Shareholders’ equity (Capital Deficit), end of period, per US GAAP	$12,627,754	$(1,810,683)

	Nine Months Ended		Period from July 1, 1994 (inception) through September 30, 2006
	September 30, 2006	September 30, 2005
		(restated)*
Net loss for the period, per Canadian GAAP	$(2,622,624)	$(1,588,411)	$(23,148,934)
Adjustment for acquisition of Scotia	—	—	(248,590)
Adjustment for compensation expense	—	—	(5,453,160)
Loss on revaluation of liability for warrants subject to registration rights	(902,043)	299,468	(1,606,935)
Adjustment for deferred exploration costs, net	(2,413,441)	(1,392,392)	(6,883,615)
Adjustment for investment	(922,003)	(8,339,272)	(18,427,941)
Adjustment for variable intrinsic value	—	256,667	(304,925)

Net loss for the period, per U.S. GAAP	$(6,860,471)	$(10,763,940)	$(57,222,553)

Basic and diluted net loss per common share, per U.S. GAAP	$(0.05)	$(0.14)

*	See stock compensation above

	September 30, 2006	December 31, 2005
Total liabilities, per Canadian GAAP	$2,558,572	$3,972,505
Adjustment for reclassification of debt discount to deferred financing costs	610,000	610,000
Adjustment for amortization of debt discount	(563,042)	(238,635)
Adjustment to recognize warrant liability	610,000	610,000
Loss on revaluation of liability for warrants subject to registration rights	1,607,295	704,892
Adjustment arising upon exercise of warrants subject to registration rights	(1,451,623)	—

Total liabilities, per US GAAP	$3,371,202	$5,658,762

	September 30, 2006	December 31, 2005
Total assets, per Canadian GAAP	$41,263,554	$25,452,826
Adjustment for mineral properties and deferred exploration costs	(6,883,615)	(4,470,174)
Adjustment for mineral property and deferred exploration cost portion of investment	(18,427,941)	(17,505,938)
Adjustment for deferred financing costs	610,000	610,000
Amortization of deferred financing costs	(563,042)	(238,635)

Total assets, per US GAAP	$15,998,956	$3,848,079

	September 30, 2006	September 30, 2005	Period from July 1, 1994 (inception) through September 30, 2006
Cash flows used in operating activities under Canadian GAAP	$(1,179,243)	$(1,174,008)	$(10,700,558)
Adjustment related to investment	(922,003)	(9,024,161)	(18,359,008)
Adjustment related to mineral properties	(2,394,266)	(1,373,603)	(18,906,183)

Cash flows used in operating activities under US GAAP	$(4,495,512)	$(11,571,772)	$(47,965,749)

Cash flows used in investing activities under Canadian GAAP	$(12,739,270)	$(10,002,047)	$(43,709,360)
Adjustment related to investment	922,003	9,024,161	18,359,008
Adjustment related to mineral properties	2,394,266	1,373,603	18,906,183

Cash flows (used in) provided by investing activities under US GAAP	$(9,423,001)	$395,717	$(6,444,169)

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

When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The adoption of revised SFAS No. 154 is not expected to have a material effect on our consolidated financial statements.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning November 15, 2007. The Company is currently evaluating the impact of the provisions of FAS 157.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the effect, if any, that this pronouncement will have on its financial results.

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

In determining whether a substantial modification has been made to a convertible debt instrument (and thus whether an extinguishment has occurred), the change in fair value of the related embedded conversion option should be included in the EITF 96-19 analysis, with such change calculated as the difference between the fair values of the option immediately before and after the modification. The modification of a convertible debt instrument should affect subsequent recognition of interest expense with respect to changes in the fair value of the embedded conversion option. A new beneficial conversion feature should not be recognized nor should an existing one be reassessed upon modification to a convertible debt instrument (i.e., the only value associated with the modification of the embedded conversion option to be accounted for should be the change in its fair value). The foregoing consensus is effective for future modifications of debt instruments beginning in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The application of EITF 96-19 is not expected to have a material effect on our consolidated financial statements.

11. Subsequent Events

Subsequent to September 30, 2006, we issued 40,000 common shares for the exercise of stock options and 87,500 common shares for the exercise of warrants for total gross proceeds of $59,081.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Minera Andes’ audited consolidated financial statements and notes thereto for the year ended December 31, 2005 and the unaudited consolidated interim financial statements and notes thereto for the period ended September 30, 2006, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. These statements along with additional information relating to Minera Andes are available on SEDAR at www.sedar.com and on the SEC’s EDGAR system at www.sec.gov. Financial condition and results of operations are not necessarily indicative of what may be expected in future periods.

All amounts in this discussion are in US Dollars unless otherwise indicated.

Note Regarding Forward-Looking Statements

The information in this report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“1934 Act”), and is subject to the safe harbor created by those sections. Factors that could cause results to differ materially from those projected include, but are not limited to, results of current exploration activities, the market price of precious and base metals, the availability of joint venture partners or sources of financing, and other risk factors detailed in Part II, Item 1A, of our quarterly report on From 10-Q for the quarter ended March 31, 2006 and in our other Securities and Exchange Commission filings.

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

In November 2005, we signed a letter of intent with Xstrata Copper (“Xstrata”), a commodity business unit within Xstrata plc., over the Los Azules porphyry copper project in the San Juan province in northern Argentina. Minera Andes owns a 100 percent interest in its land that makes up the southern half of the property. The Xstrata Copper lands are subject to a letter of intent whereby Minera Andes has the right to earn a 100 percent interest in Xstrata Copper’s property by spending at least US$1.0 million on the property over the next four years, making payments to keep the property in good standing and producing a preliminary economic assessment (to NI 43-101 standards). If the preliminary assessment shows the project to be potentially economically viable at a potential production rate of 100,000 tonnes (200 million pounds) of copper per year for 10 years then Xstrata Copper will have a one time back-in right to earn a fifty one percent interest in the combined properties by making a cash payment to Minera Andes of three times Minera Andes’ expenditures on the property, completing a bankable feasibility study within five years and assuming underlying property commitments. In the event that the preliminary assessment does not meet the size criterion contemplated above, Xstrata Copper’s interest would reduce to a first right of refusal on any subsequent sale of the property. All lands that make up the property’s mineral applications are subject to a provincial mouth of mine royalty of between zero and three percent. This royalty will be negotiated with the province of San Juan as the project advances. We are in the process of completing the definitive agreement with Xstrata.

Update

After receiving a positive feasibility study supporting development of a mine on the San José property in October of 2005, MSC submitted an Environmental Impact Assessment (EIA) study to seek permitting approvals to build a mine from the province of Santa Cruz. MSC then formalized the decision to proceed to place the project into production. In March of 2006, we received the approval of the EIA and are proceeding to build the mine to place the San José project into production by the first quarter of 2007. At the end of September 2006, approximately 450 personnel, including consultants, were working at the site, over 7,000 meters of mine workings (declines, drifts, ramp, etc.) had been completed, and over 21,000 tonnes of mineralized material, grading 4.81 g/t gold and 330 g/t silver, were stockpiled. We anticipate financing completion of the San José project with a banking credit facility. A letter of intent for the credit facility is currently in place and the final agreement is in the process of being finalized.

In addition to the above, MSC is continuing exploration on the San José property as it develops the mine. Since the completion of the feasibility study, four new veins have been reported. To date, there are approximately 40 kilometers of known vein trends of which only 10% has been drill-tested so far. In January 2006, we announced the discovery of the Kospi vein with identified mineralization over a strike length of 250 meters. Subsequent drilling has now identified mineralization over a distance of 1.3 kilometers - a four-fold increase in strike length. Drill hole SJD-226 encountered 136.72 g/t (4.4 ounces per ton - opt) gold and 11,314 g/t (364 opt) silver over 1.28 meters, the highest gold and silver grades found on the Kospi silver/gold vein to date. Other highlights on the Kospi vein in the current 2006 drilling campaign (totaling 5,500 meters) include 32.64 g/t (1.04 ounces per ton - opt) gold and 4,567 g/t (147 opt) silver over 0.55 meters in hole SJD-227 and 4.12 meters of 12.64 g/t (0.41 opt) gold and 336 g/t (11 opt) silver in hole SJD-216.

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

Plan of Operations

At quarter end, we had working capital of approximately $3.8 million. Subsequent to September 30, 2006, we received approximately $59,000 from the exercise of warrants and stock options.

We plan to spend approximately $2.6 million for our mineral property and exploration activities through 2006, other than the San José project, with work being conducted on several properties including an ongoing reconnaissance program designed to make new acquisitions. In addition, the 2006/2007 budget for the exploration, development and construction to place the San José project into production by the second quarter of 2007 is approximately $88.7 million, of which we have funded $13.6 million through September 2006. The balance will be funded by our partners, MHC, and the project financing facility. The San José project is owned by MSC, an

Argentine corporation owned by Minera Andes Inc. (49%) and MHC (51%), the operator of the project. In October of 2005, a positive feasibility was delivered and MSC secured a letter of intent for a non-recourse debt financing to complete construction of the project. If this financing is completed we may not be required to spend additional equity funds on the project other than as noted above; however, the financing of the project is uncertain at this time.

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

Results of Operations

Third quarter 2006 compared with third quarter 2005

We had a net loss of approximately $777,000 for the third quarter of 2006, compared to a net loss of $452,000 for the third quarter of 2005 due primarily to an increase in legal, audit and accounting fees relating to compliance with the Sarbanes-Oxley Act and increased activity.

Nine months ended September 30, 2006 compared with nine months ended September 30, 2005

We had a net loss of approximately $2.6 million for the nine months ended September 30, 2006, compared to a net loss of approximately $1.6 million for the nine months ended September 30, 2005. The difference is due primarily to: finance costs of $688,712 relating to the early exercise of warrants, including $634,000 for the issuance of new warrants; legal, audit and accounting fees of $219,000 relating to compliance with the Sarbanes-Oxley Act and increased activity; and loss on investment of $201,000 relating to the development of the San José project. Total mineral property and deferred exploration costs were approximately $2.4 million during the nine months ended September 30, 2006, compared with approximately $1.4 million spent in the same period of 2005. The costs are associated with drill programs at our Los Azules and Cerro Mojón projects, ongoing reconnaissance exploration programs, new property acquisitions, and evaluation of existing properties.

Administrative expenditures for the nine-month period ended September 30, 2006 included $328,950 in consulting fees compared to $296,251 in the same period last year. The costs are associated with our investor relations program and stock compensation expense for consultants. Legal, audit and accounting activities were $348,731 for the nine months ended September 30, 2006 compared to $129,232 in the same period last year. Travel for the nine months ended September 30, 2006 was $69,284 compared with $61,071 in the same period in 2005. Foreign exchange gain was $42,571 as a result of a weakening US dollar for the nine months ended September 30, 2006 compared with a loss of $68,627 in the same period in 2005.

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

In October, 2006, MAI signed a letter of intent for project financing with an affiliate of MHC and to terminate the Macquarie project financing offered in February 2006 and the $20 million Macquarie bridge loan offered in August 2006, subject to a successful public offer by MHC. MHC agreed to pay the break fees and other costs related to the Macquarie financing. In November 2006, MHC successfully completed a public offering as Hochschild Mining PLC on the London stock exchange.

The MHC financing includes a $20 million bridge loan with MSC, which will be replaced, as soon as reasonably practical, with a permanent financing of $55 million or such higher amount as agreed to by MAI and MHC. The project financing will be made substantially on the same terms as the Macquarie financing except that:

(a)	MSC will not be required to hedge any of its production.

(b)	The project financing will be unsecured, except for a security interest in certain collection and escrow accounts and the funds deposited and the rights to the funds deposited. The shareholders of MSC will not be required to pledge their shares in MSC as security for the loans to MSC.

(c)	Events of default will basically be limited to events outside the control of MHC and MSC.

(d)	Future project expansions will be financed from cash flow from the project.

At September 30, 2006 we had cash and cash equivalents of approximately $6.3 million compared to approximately $1.4 million at September 30, 2005. Working capital at September 30, 2006 was approximately $3.8 million. Subsequent to the quarter end, we received approximately $59,081 from the exercise of warrants and stock options. These funds, together with funds from joint ventures on the San José project, are sufficient, as estimated by management, to cover our budgeted expenditures for mineral property and exploration activities on our properties in Argentina and general and administrative expenses through the end of 2006.

Our operating activities used approximately $1,179,243 in the nine months ended September 30, 2006 compared with using approximately $1,174,000 in the same period of 2005. Administrative expenditures for the period included approximately $329,000 in consulting fees (an increase of $33,000 over the same period last year); approximately $69,000 in travel; approximately $311,000 in office overhead and approximately $24,000 in telephone expenditures. These costs are due to our investor relations and public relations program.

Investing activities used approximately $12.7 million in the nine months ended September 30, 2006, due primarily to funding our 49% interest in the San José project and expenditures related to mineral properties and deferred exploration compared with approximately $10 million used in the same period of 2005.

Financing activities provided approximately $16.9 million, as a result of a private placement, exercise of warrants, broker warrants and options, and repayment of bank loan in the nine months ended September 30, 2006 compared with approximately $10.8 million provided in the same period of 2005. Cash and cash equivalents increased in the period by approximately $3 million in 2006 compared with a decrease of approximately $360,000 in the same period in 2005.

The recoverability of amounts shown as mineral properties and deferred exploration costs is dependent upon the existence of economically recoverable reserves, our ability to obtain necessary financing to complete their development, and future profitable production or disposition thereof. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in Canada applicable to a going concern. The use of such principles may not be appropriate because, as of September 30, 2006, there was significant doubt that we would be able to continue as a going concern. (See Auditor’s Comment in the December 31, 2005 Audit Report and Note 1 in the December 31, 2005 Financial Statements). For the nine months ended September 30, 2006, we had a loss of approximately $2.6 million and an accumulated deficit of approximately $25.7 million.

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

When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The adoption of revised SFAS No. 154 is not expected to have a material effect on our consolidated financial statements.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning November 15, 2007. The Company is currently evaluating the impact of the provisions of FAS 157.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the effect, if any, that this pronouncement will have on its financial results.

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

In determining whether a substantial modification has been made to a convertible debt instrument (and thus whether an extinguishment has occurred), the change in fair value of the related embedded conversion option should be included in the EITF 96-19 analysis, with such change calculated as the difference between the fair values of the option immediately before and after the modification. The modification of a convertible debt instrument should affect subsequent recognition of interest expense with respect to changes in the fair value of the embedded conversion option. A new beneficial conversion feature should not be recognized nor should an existing one be reassessed upon modification to a convertible debt instrument (i.e., the only value associated with the modification of the embedded conversion option to be accounted for should be the change in its fair value). The foregoing consensus is effective for future modifications of debt instruments beginning in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The application of EITF 96-19 is not expected to have a material effect on our consolidated financial statements.

Subsequent events

Subsequent to September 30, 2006, we issued 40,000 common shares for the exercise of stock options and 87,500 common shares for the exercise of warrants for total gross proceeds of $59,081.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our debt, changes in foreign currency exchange rates, commodity price fluctuations and equity price risk.

Interest Rate Risk

At September 30, 2006 we had $2.0 million of variable rate debt which carries an interest rate of LIBOR plus 2%. We estimate that a 1% increase in the interest rate on the variable rate debt would result in a $20,000 change in annual interest expense. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.

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

During the nine months ended September 30, 2006, we also issued 770,000 common shares for the exercise of stock options, 28,683,666 common shares for the exercise of purchase warrants and 1,860,124 shares for the exercise of broker warrants for total gross proceeds of $15,554,505. During the three months ended September 30, 2006, we issued 10,000 common shares for the exercise of stock options, 574,701 common shares for the exercise of purchase warrants and 313,989 shares for the exercise of broker warrants for total gross proceeds of $486,425.

Subsequent to September 30, 2006, we issued 40,000 common shares for the exercise of stock options and 87,500 common shares for the exercise of warrants for total gross proceeds of $59,081.

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

MINERA ANDES INC.

Date: November 20, 2006	By:	/s/ Allen V. Ambrose
Allen V. Ambrose
President

Date: November 20, 2006	By:	/s/ William V. Schara
William V. Schara
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Identification of Exhibit

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Minera Andes’ Registration Statement on Form 10-SB (the “Form 10-SB”)).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-SB).

31.1	Certification of President (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.